Form 10-Q
period 2011-07-30
Francesca's Holdings CORP
filed 2011-09-07
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number: 001-35239

FRANCESCA’S HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-8874704
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3480 W. 12th Street, Houston, Texas	77008
(Address of principal executive offices)	(Zip Code)

(713) 864-1358

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 43,538,594 shares of its common stock outstanding as of August 31, 2011.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Francesca’s Holdings Corporation

Unaudited Consolidated Balance Sheets

(In thousands)

	July 30, 2011	January 29, 2011	July 31, 2010

ASSETS

Current assets:
Cash and cash equivalents	$13,412	$12,516	$16,263
Accounts receivable	5,564	4,054	4,196
Inventories	13,809	11,959	9,986
Deferred income taxes	1,722	1,321	903
Prepaid expenses and other current assets	2,300	1,871	1,499

Total current assets	36,807	31,721	32,847
Property and equipment, net	30,483	21,300	13,229
Deferred income taxes	—	2,704	1,621
Other assets, net	2,431	3,399	680

TOTAL ASSETS	$69,721	$59,124	$48,377

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,331	$6,146	$3,686
Accrued liabilities	5,639	6,410	5,203
Current portion of long-term debt	—	5,938	—

Total current liabilities	13,970	18,494	8,889
Deferred and accrued rents	14,602	8,223	7,040
Deferred income taxes	289	—	—
Long-term debt	41,000	87,875	—

Total liabilities	69,861	114,592	15,929

Commitments and contingencies

Stockholders’ deficit:
Common stock - $.01 par value, 80.0 million shares authorized, 43.5 million shares issued and outstanding at July 30, 2011; 40.5 million shares issued and outstanding at January 29, 2011; 40.4 million shares issued and outstanding at July 31, 2010.	435	405	404
Additional paid-in capital	73,127	27,232	24,592
Accumulated deficit	(73,702)	(83,105)	7,452

Total stockholders’ deficit	(140)	(55,468)	32,448

Total liabilities and stockholders’ deficit	$69,721	$59,124	$48,377

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales	$51,221	$34,804	$92,486	$60,220
Cost of goods sold and occupancy costs	24,220	16,021	43,861	28,793

Gross profit	27,001	18,783	48,625	31,427
Selling, general and administrative expenses	14,394	9,074	27,599	19,097

Income from operations	12,607	9,709	21,026	12,330
Interest expense	(2,048)	—	(4,056)	—
Loss on early extinguishment of debt	(1,591)	—	(1,591)	—
Other income	15	8	49	24

Income before income tax expense	8,983	9,717	15,428	12,354
Income tax expense	3,498	3,856	6,025	4,902

Net income	5,485	$5,861	9,403	$7,452

Basic earnings per common share	$0.13	$0.15	$0.23	$0.19
Diluted earnings per common share	$0.13	$0.14	$0.23	$0.18

Weighted average shares outstanding:
Basic shares	40,789	40,406	40,627	38,271
Diluted shares	41,513	40,657	41,296	40,642

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statement of Changes in Stockholders’ Deficit

(In thousands)

	Common Stock		Additional		Total
	Shares Outstanding	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, January 29, 2011	40,457	$405	$27,232	$(83,105)	$(55,468)
Net income	—	—	—	9,403	9,403
Issuance of stock in initial public offering, net of costs	2,941	29	44,089	—	44,118
Stock-based compensation	—	—	987	—	987
Stock options exercised and related tax benefit	127	1	819	—	820

Balance, July 30, 2011	43,525	$435	$73,127	$(73,702)	$(140)

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	July 30, 2011	July 31, 2010
Cash Flows From Operating Activities:
Net income	$9,403	$7,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,154	1,049
Stock-based compensation expense	987	1,397
Excess tax benefit from stock-based compensation	(364)	(487)
Loss on sale of assets	7	—
Amortization of debt issue costs	390	—
Loss on early extinguishment of debt	1,591	—
Deferred income taxes	2,592	(1,184)
Changes in assets and liabilities:
Accounts receivable	(1,146)	(3,699)
Inventories	(1,850)	(3,608)
Prepaid expenses and other assets	25	(437)
Accounts payable	2,185	983
Accrued liabilities	(771)	2,375
Deferred and accrued rents	6,379	4,816

Net cash provided by operating activities	21,582	8,657

Cash Flows Used by Investing Activities:
Purchase of property and equipment	(11,374)	(6,784)
Other	30	—

Net cash used by investing activities	(11,344)	(6,784)

Cash Flows Used by Financing Activities:
Repayments of debt	(93,813)	—
Proceeds from issuance of stock in initial public offering, net of costs	44,118	—
Proceeds from borrowings under the new revolving credit facility	41,000	—
Payment of debt issue costs	(1,468)	—
Proceeds from the exercise of stock options	457	136
Excess tax benefit from stock-based compensation	364	487

Net cash (used by) provided by financing activities	(9,342)	623

Net increase in cash and cash equivalents	896	2,496
Cash and cash equivalents, beginning of year	12,516	13,767

Cash and cash equivalents, end of period	$13,412	$16,263

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$2,688	$4,125
Interest paid	4,979	—

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Francesca’s Holdings Corporation (the “Company”) is a holding company incorporated in 2007 under the laws of the State of Delaware. The Company’s business operations are conducted through its indirectly wholly-owned subsidiary Francesca’s Collections, Inc. (“Francesca’s Collections”), a corporation formed and existing under the laws of the State of Texas. Francesca’s Collections is wholly-owned by Francesca’s LLC (the “Parent”), a limited liability company formed and existing under the laws of the State of Delaware. Parent is a wholly-owned subsidiary of the Company.

The Company operates a national chain of retail locations designed and merchandised to feel like independently owned, upscale boutiques and provide its customers with an inviting, intimate and fun shopping experience. The Company offers a diverse and uniquely balanced mix of apparel, jewelry, accessories and gifts at attractive prices. At July 30, 2011, the Company operated 279 boutiques, which are located in 41 states throughout the United States, and its e-commerce website.

In February 2010, two affiliates of CCMP Capital Advisors, LLC (“CCMP”), acquired approximately 84% of the Company (the “CCMP Acquisition”). The Company incurred $0.2 million of transaction costs in connection with the CCMP Acquisition included in selling, general and administrative expenses in the unaudited consolidated statement of operations for the twenty six weeks ended July 30, 2010.

On July 27, 2011, the Company completed an initial public offering of 11,500,000 shares of common stock at a price to the public of $17 per share, of which 2,941,176 shares were sold by the Company and 8,558,824 shares were sold by the selling stockholders (including 616,109 by members of the Company’s management). Upon completion of the offering, the Company received net proceeds of approximately $44.1 million, after deducting the underwriting discount of $3.5 million and related fees and expenses of $2.4 million. On July 27, 2011, net proceeds from the offering, together with $41.0 million of indebtedness under a new revolving credit facility and $6.9 million of cash on hand, were used to repay the $92.0 million (including accrued interest of $0.6 million) outstanding under the senior secured credit facility. The senior secured credit facility was then terminated. See Note 5 for more information.

Basis of Presentation

The accompanying (a) consolidated balance sheet as of January 29, 2011, which was derived from the audited financial statements as of that date included in the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-173581), and filed with the Securities and Exchange Commission (“SEC”) and (b) unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company included in its Registration Statement. In the opinion of management, these unaudited financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Due to seasonal variations in the retail industry, interim results are not necessarily indicative of results that may be expected for any other interim period or for a full year.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company maintains its accounts on a 52- or 53-week year ending on the Saturday closest to January 31st. The fiscal quarters ended July 30, 2011 and July 31, 2010 refer to the thirteen-week periods ended as of those dates. The year-to-date periods ended July 30, 2011 and July 31, 2010 refer to the twenty-six week periods ended as of those dates.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

Management Estimates and Assumption

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, net of estimated sales return, and expenses during the reporting periods. Actual results could differ from those estimates.

2.	Earnings Per Share

Basic earnings per common share amounts are calculated using the weighted-average number of common shares outstanding for the period. Diluted earnings per common share amounts are calculated using the weighted-average number of common shares outstanding for the period and include the dilutive impact of stock options using the treasury stock method.

The following table summarizes the potential dilution that could occur if options to acquire common stock were exercised and reconciles the weighted-average common shares outstanding used in the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(In thousands, except per share data)
Numerator:
Net income	$5,485	$5,861	$9,403	$7,452

Denominator:
Weighted-average common shares outstanding - basic	40,789	40,406	40,627	38,271
Options and other dilutive securities	724	251	669	2,371

Weighted-average common shares outstanding - diluted	41,513	40,657	41,296	40,642

Per common share:
Basic earnings per common share	$0.13	$0.15	$0.23	$0.19
Diluted earnings per common share	$0.13	$0.14	$0.23	$0.18

3.	Fair value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount reflected in the consolidated balance sheets of financial assets and liabilities, which includes cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated their fair values. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. The carrying amount of the Company’s debt approximates its fair value at July 30, 2011 and January 29, 2011 due to proximity of the debt issue date and the latest balance sheet date and the variable component of the interest on debt.

4.	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate. The effective income tax rates for the thirteen weeks ended July 30, 2011 and July 31, 2010 were 38.9% and 39.7%, respectively. The effective income tax rates for the twenty six weeks ended July 30, 2011 and July 31, 2010 were 39.1% and 39.7%, respectively. The difference between our effective tax rate and statutory rate primarily relates to state taxes.

During the thirteen weeks ended April 30, 2011, the Company elected certain bonus depreciation for fixed asset additions in fiscal year 2010 based on clarification from the IRS in Rev Proc. 2011-26 issued on March 29, 2011. The election resulted in a reduction of approximately $0.6 million of deferred tax assets and income tax payable.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

5.	Credit Facility

New Revolving Credit Facility

On July 27, 2011, Francesca’s Collections, Inc. (the “Borrower”) entered into an Amended and Restated Credit Agreement (the “new revolving credit facility”) with Royal Bank of Canada, as Administrative Agent, and KeyBank National Association, as Syndication Agent, which provides $65.0 million of revolving credit facility (including borrowing capacity available for letters of credit). The new revolving credit facility is scheduled to terminate on July 27, 2016. As described in Note 1, on July 27, 2011, net proceeds from the offering, together with $41.0 million of indebtedness under the new revolving credit facility and $6.9 million of cash on hand, were used to repay the $92.0 million (including accrued interest of $0.6 million) outstanding under the prior senior secured credit facility. The prior senior secured credit facility was then terminated. In addition, in connection with the new revolving credit facility, the Company recorded $1.5 million of debt issue costs that will be amortized over the term of the new credit facility. At July 30, 2011, $24.0 million was available under the new revolving credit facility for future borrowings.

All obligations under the new revolving credit facility are unconditionally guaranteed by, subject to certain exceptions, Parent and each of Borrower’s existing and future direct and indirect wholly owned domestic subsidiaries. All obligations under the new revolving credit facility, and the guarantees of those obligations (as well as cash management obligations and any interest rate hedging or other swap agreements), are secured by substantially all of the Borrower’s assets as well as the assets of each subsidiary guarantor.

The borrowings under the new revolving credit facility bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) in the case of base rate borrowings, a rate equal to the highest of (i) the prime rate of Royal Bank of Canada, (ii) the federal funds rate plus 1/2 of 1% and (iii) the LIBOR for an interest period of one month plus 1.00%; or (b) in the case of LIBOR borrowings, a rate equal to the higher of (1) 1.50% and (2) the LIBOR for the interest period relevant to such borrowing. The applicable margin for borrowings under the new revolving credit facility will range from 1.25% to 2.25% with respect to base rate borrowings and from 2.25% to 3.25% with respect to LIBOR borrowings, in each case based upon the achievement of specified levels of a ratio of consolidated total debt to consolidated EBITDA. Additionally, the Borrower will be required to pay a fee to the lenders under the new revolving credit facility on the unused amount at a rate ranging from 0.25% to 0.45%, based on the achievement of specified levels of a ratio of consolidated total debt to consolidated EBITDA. The Borrower is also required to pay customary letter of credit fees. At July 30, 2011, our LIBOR borrowing interest rate was 4.00%.

The new revolving credit facility requires the Borrower to maintain a maximum consolidated total lease adjusted leverage ratio and a minimum consolidated interest coverage ratio, in each case, on the last day of any fiscal quarter and includes a maximum capital expenditure in any fiscal year. The Borrower’s ability to pay dividends to Holdings is subject to restrictions including a maximum secured leverage ratio. If the Borrower’s debt under the new revolving credit facility exceeds that ratio, it is restricted from paying dividends. At July 30, 2011, this ratio was within the required limit, thus, the Borrower was allowed to pay dividends.

The Borrower is in compliance with the debt covenants of its new revolving credit facility as of July 30, 2011.

Senior Secured Credit Facility

On November 17, 2010, the Borrower entered into a senior secured credit facility (the “prior senior secured credit facility”) with a syndicate of financial institutions, which provided financing of up to $100.0 million consisting of a $95.0 million term loan facility and a $5.0 million revolving credit facility each with a maturity date of November 17, 2013. As described in Note 1, on July 27, 2011, net proceeds from the offering, together with $41.0 million of indebtedness under a new revolving credit facility and $6.9 million of cash on hand, were used to repay the $92.0 million (including accrued interest of $0.6 million) outstanding under the prior senior secured credit facility. The prior senior secured credit facility was then terminated. In connection with the repayment, the Company wrote-off the unamortized debt issuance costs of $1.6 million associated with the prior senior secured credit facility and included as loss on early extinguishment of debt in the accompanying unaudited consolidated statements of operations for the thirteen and twenty six weeks ended July 30, 2011.

All obligations under the prior senior secured credit facility were unconditionally guaranteed by, subject to certain exceptions, Parent and each of the Borrower’s existing and future direct and indirect wholly-owned domestic subsidiaries. All obligations under the prior senior secured credit facility, and the guarantees of those obligations (as well as cash management obligations and any interest hedging or other swap agreements), were secured by substantially all of the Borrower’s assets as well as those of the subsidiary guarantor.

The borrowings under the prior senior secured credit facility bore interest at a rate equal to an applicable margin plus the base rate or LIBOR rate, at the Borrower’s option. The loans were LIBOR-based and had an interest rate of 7.75% from the time of issuance through its termination on July 27, 2011. The Company was in compliance with the debt covenants of the prior senior secured credit facility during the period it was outstanding.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

6.	Stock-based Compensation

At July 30, 2011, the Company has three equity plans (collectively “Stock Plans”) under which stock options, phantom shares, restricted stocks or other stock-based awards may be granted to employees, directors or consultants of the Company. The stock-based compensation cost is measured at the grant date fair value and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company estimates forfeitures for option grants that are not expected to vest. The stock-based compensation cost recognized for the thirteen and twenty six weeks ended July 30, 2011 totaled $0.5 million and $1.0 million respectively, while $0.3 million and $1.4 million were recorded in the thirteen and twenty six weeks ended July 31, 2010.

On July 14, 2011, the 2011 Equity Incentive Plan (the “2011 Plan”) was approved by the stockholders and became immediately effective. Under the 2011 Plan, awards may be in the form of nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock and other stock-based awards which can be granted to any officers, directors, employees and consultants of the Company. A total of 3,175,365 shares of common stock are authorized for issuance under this plan. Awards granted under the 2011 Plan generally vest over five years and have a ten-year contractual life.

Stock Options

The following table presents stock options granted, exercised, expired and aggregate intrinsic value under the existing share based compensation plans for the twenty six weeks ended July 30, 2011.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		(Per share data)	(In Years)	(In thousands)

Outstanding as of January 29, 2011	2,443,088	$5.23	9
Options granted	767,569	$17.00	10
Options exercised	127,301	$4.33	8
Options forfeited or expired	—	—	—

Outstanding as of July 30, 2011	3,083,356	$8.23	9	$55,608

Exercisable at July 30, 2011	809,061	$3.35	7	$18,538

During the twenty six weeks ended July 30, 2011, 767,569 stock options were granted at an average grant date fair value of $9.24. For stock option exercises during the twenty six weeks ended July 30, 2011, cash received, intrinsic value and excess tax benefit totaled $0.5 million, $1.4 million and $0.4 million, respectively.

The fair value of stock options was estimated on the date of grant using the Black Scholes option pricing model using the following assumptions:

Thirteen and Twenty Six Weeks Ended July 30, 2011
Expected volatility (1)	54.2%
Risk-free interest rate (2)	2.1%
Weighted average expected term (in years) (3)	6.5
Expected dividend yield	—

(1)	The expected volatility incorporates historical and implied volatility of similar entities whose share prices are publicly available. The Company determined that the use of historical volatility for similar entities represents a more accurate calculation of option fair value than actual Company stock experience because of the limited duration the Company’s stock has been publicly traded.
(2)	The risk-free interest rate was determined based on the rate of Treasury instruments with maturities similar to those of the expected term of the award being valued.
(3)	Represents the period of time options are expected to be outstanding. The weighted-average expected option term was determined using the “simplified method” as allowed by Staff Accounting Bulletin 114, Topic 14. The expected term used to value a share option grant under the simplified method is the midpoint between the vesting date and the contractual term of the share option. This method was used due to the lack of sufficient historical data to provide basis upon which to estimate the expected term.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

The following table summarizes information regarding non-vested outstanding options as of July 30, 2011.

	Options	Weighted Average Fair Value at Grant Date
Non-vested as of January 29, 2011	1,757,748	$4.27
Granted	767,569	$9.24
Vested	251,022	$3.88
Cancelled	—	$—

Non-vested as of July 30, 2011	2,274,295	$5.99

As of July 30, 2011, there was approximately $13.4 million of total unrecognized compensation costs related to non-vested stock options that are expected to be recognized over a weighted-average period of 3.9 years. The total fair value of options vested during the thirteen and twenty six weeks ended July 30, 2011 was $0.6 million and $1.0 million, respectively, and was $0.2 million and $1.4 million in the thirteen and twenty six weeks ended July 31, 2010, respectively.

7.	Commitments and Contingencies

Operating leases

The Company leases boutique space and office space under operating leases expiring in various years through the fiscal year ending 2021. Certain of the leases provide that the Company may cancel the lease, with penalties as defined in the lease, if the Company’s boutique sales at that location fall below an established level. Certain leases provide for additional rent payments to be made when sales exceed a base amount. Certain operating leases provide for renewal options for periods from three to five years at their fair rental value at the time of renewal.

In fiscal 2010, the Company determined that its policy of recording straight-line rent expense had historically been inconsistently applied. The Company corrected the deferred rent expense account, resulting in a non-cash $0.7 million cumulative adjustment to record additional rent expense during the twenty six weeks ended July 31, 2010 included in the cost of goods sold and occupancy cost. The adjustment did not impact historical cash flows and will not impact future net cash flows or the timing of the payments under the related leases. Prior years’ financial statements were not restated as the impact of this issue was immaterial to previously reported results for any individual prior year.

Minimum future rental payments under non-cancellable operating leases as of July 30, 2011, are approximately as follows:

Fiscal year	Amount
(In thousands)
Remainder of 2011	$8,583
2012	17,388
2013	16,099
2014	14,792
2015	13,842
Thereafter	63,735

134,439

8.	Segment Reporting

The Company determines its operating segments on the same basis used internally to evaluate performance. The Company’s reporting segments are the operation of boutiques and the e-commerce website, which have been aggregated into one reportable financial segment. The Company aggregates its operating segments because (i) the merchandise offered at boutique locations and through the e-commerce business is largely the same, (ii) management believes that the majority of its e-commerce customers are also customers of boutique locations and (iii) the merchandise margin of both segments is similar. All of the Company’s identifiable assets are located in the United States.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

The following is sales information regarding the Company’s major merchandise categories:

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(In thousands)
Apparel	$28,029	$19,758	$50,809	$34,060
Jewelry	10,121	6,954	18,237	12,216
Accessories	7,687	4,381	13,791	7,616
Gift	5,365	3,663	9,859	6,246
Shipping	37	48	83	82

	51,239	34,804	92,779	60,220
Allowance for returns	(18)	—	(293)	—

Net sales	$51,221	$34,804	$92,486	$60,220

9.	Subsequent Events

On August 18, 2011, the vesting period for the options to purchase 545,333 shares of common stock granted on March 26, 2010 to our Chief Executive Officer (“CEO”) accelerated due to the performance targets achieved by CCMP and certain of their affiliates as disclosed in the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-173581), and filed with the SEC. The Company expects to recognize compensation expense in the amount of $2.3 million during the thirteen weeks ending October 29, 2011 as a result of the accelerated vesting of these options.

On August 30, 2011, the Company made a principal payment in the amount of $3.0 million on the new revolving credit facility, bringing the principal balance to $38.0 million as of that date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition, which are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. These statements may include words such as “aim”, “anticipate”, “assume”, “believe”, “can have”, “could”, “due”, “estimate”, “expect”, “goal”, “intend”, “likely”, “may”, “objective”, “plan”, “potential”, “positioned”, “predict”, “should”, “target”, “will”, “would” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events or trends. For example, all statements we make relating to our estimated and projected earnings, sales, costs, expenditures, cash flows, growth rates, market share and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements.

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that may cause such differences include, but are not limited to, the risks described under “Risk Factors,” in our Registration Statement on Form S-1, as amended (Registration No. 333-173581), including:

•	our ability to identify and respond to new and changing fashion trends, customer preferences and other related factors;

•	our ability to maintain a broad and shallow merchandise assortment;

•	failure to execute successfully our growth strategy;

•	disruptions to our information systems in the ordinary course or as a result of systems upgrades;

•	changes in consumer spending and general economic conditions;

•	significant increases in the cost of raw materials and other inputs used in the production of our merchandise;

•	changes in the competitive environment in our industry and the markets we serve, including increased competition from other retailers;

•	failure of our new boutiques or existing boutiques to achieve sales and operating levels consistent with our expectations;

•	the success of the malls and shopping centers in which our boutiques are located;

•	our dependence on a strong brand image;

•	failure of our e-commerce business to grow consistent with our growth strategy;

•	our dependence upon key senior management or our inability to hire or retain additional personnel;

•	disruptions in our supply chain and distribution facility;

•	our indebtedness and lease obligations;

•	our reliance upon independent third-party transportation providers for all of our merchandise shipments;

•	hurricanes, natural disasters, unusually adverse weather conditions, boycotts and unanticipated events;

•	the seasonality of our business;

•	significant increases in costs of fuel, or other energy, transportation or utilities costs and in the costs of labor and employment;

•	the impact of governmental laws and regulations and the outcomes of legal proceedings;

•	restrictions imposed by our indebtedness on our current and future operations;

•	our failure to maintain effective internal controls;

•	our inability to protect our trademarks or other intellectual property rights; and

•	increased costs as a result of being a public company.

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and it is not possible for us to predict all of them. For a discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” beginning on page 12 of the final prospectus, dated July 21, 2011 and filed with the SEC on July 25, 2011 (the “July 21, 2011 Prospectus”), constituting part of our Registration Statement on Form S-1, as amended (Registration No. 333-173581), and filed with the SEC, which became effective on July 21, 2011. We derive many of our forward-looking statements from our own operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this report as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.

Potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. These forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update or revise any forward-looking statements publicly whether as a result of new information, future developments or otherwise.

Overview

francesca’s collections® is one of the fastest growing specialty retailers in the United States. Our retail locations are designed and merchandised to feel like independently owned, upscale boutiques and provide our customers with an inviting, intimate and fun shopping experience. We believe we offer compelling value with a diverse and uniquely balanced mix of high-quality, trend-right apparel, jewelry, accessories and gifts at attractive prices. We tailor our assortment to appeal to our core 18-35 year-old, fashion conscious, female customer, although we find that women of all ages are attracted to our eclectic and sophisticated merchandise selection and boutique setting. We carry a broad selection but limited quantities of individual styles and introduce new merchandise to our boutiques five days a week in order to create a sense of scarcity and newness, which helps drive customer shopping frequency and loyalty.

We continue to experience growth in net sales and income from operations. Our net sales increased 47.2% to $51.2 million in the thirteen weeks ended July 30, 2011 compared to $34.8 million in the thirteen weeks ended July 30, 2010 while income from operations increased 29.8% to $12.6 million from $9.7 million over the same period. For the year-to-date period, net sales increased 53.6% to $92.5 million from $60.2 million. Income from operations increased 70.5% to $21.0 million in the twenty six weeks ended July 30, 2011 from $12.3 million in the same period of the prior year.

As of the end of our second fiscal quarter, we have increased our boutique count to 279 boutiques in 41 states compared to 207 boutiques in 38 states as of January 29, 2011. Since July 31, 2010, we experienced new boutique unit growth of 41.6% and boutique square footage growth of 39.4%. We expect to continue our strong growth in the future. We plan to open 76 boutiques in fiscal year 2011 (72 of which were opened as of July 30, 2011).

Results of Operations

This Quarterly Report on Form 10-Q for the thirteen and twenty six weeks ended July 30, 2011, represents an update to the more detailed and comprehensive disclosures included in the July 21, 2011 Prospectus. Accordingly, you should read the following discussion in conjunction with the information included in the July 21, 2011 Prospectus as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In addition, some of the statements and assumptions in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects. See “Forward-Looking Statements.”

The following data represents the amounts shown in our unaudited consolidated statements of operations expressed as a percentage of sales and operating data for the thirteen and twenty six weeks ended July 30, 2011 and July 31, 2010.

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(In thousands except percentages, number of boutiques and as provided below)
Net sales	$51,221	$34,804	$92,486	$60,220
Cost of goods sold and occupancy costs	24,220	16,021	43,861	28,793

Gross profit	27,001	18,783	48,625	31,427
Selling, general and administrative expenses	14,394	9,074	27,599	19,097

Income from operations	12,607	9,709	21,026	12,330
Interest expense	(2,048)	—	(4,056)	—
Loss on early extinguishment of debt	(1,591)	—	(1,591)	—
Other income	15	8	49	24

Income before income tax expense	8,983	9,717	15,428	12,354
Income tax expense	3,498	3,856	6,025	4,902

Net income	$5,485	$5,861	$9,403	$7,452

Percentage of Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	47.3%	46.0%	47.4%	47.8%

Gross profit	52.7%	54.0%	52.6%	52.2%
Selling, general and administrative expenses	28.1%	26.1%	29.8%	31.7%

Income from operations	24.6%	27.9%	22.8%	20.5%
Interest expense	(4.0)%	0.0%	(4.4)%	0.0%
Loss on early extinguishment of debt	(3.1)%	0.0%	(1.7)%	0.0%
Other income	0.0%	0.0%	0.0%	0.0%

Income before income tax expense	17.5%	27.9%	16.7%	20.5%
Income tax expense	6.8%	11.1%	6.5%	8.1%

Net income	10.7%	16.8%	10.2%	12.4%

Operating data:
Comparable boutique sales growth for period (1)	5.4%	11.2%	9.5%	12.7%
Number of boutiques open at end of period	279	197	279	197
Net sales per average square foot for period (not in thousands)(2)	$137	$131	$265	$243
Average square feet (in thousands)(3)	374	266	349	247
Total gross square feet at end of period (in thousands)	394	283	394	283

(1)	A boutique is included in comparable boutique sales on the first day of the fifteenth full month following the boutique’s opening. When a boutique that is included in comparable boutique sales is relocated, we continue to consider sales from that boutique to be comparable boutique sales. If a boutique is closed for thirty days or longer for a remodel or as a result of weather damage, fire or the like, we no longer consider sales from that boutique to be comparable boutique sales. E-commerce sales are excluded from comparable boutique sales.
(2)	Net sales per average square foot are calculated by dividing net sales for the period by the average square feet during the period (see footnote 3 below).
(3)	Because of our rapid growth, for purposes of providing sales per square foot measure we use average square feet during the period as opposed to total gross square feet at the end of the period. For individual quarterly periods, average square feet is calculated as (a) the sum of total gross square feet at the beginning and end of the period, divided by (b) two. For periods consisting of more than one fiscal quarter, average square feet is calculated as (a) the sum of the average square feet for each individual fiscal quarter within that period, divided by (b) the number of periods. There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for period may not be comparable to similar data made available by other retailers.

The following table summarizes the number of boutiques open at the beginning and end of the periods indicated.

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Number of boutiques open at beginning of period	249	172	207	147
Boutiques added	30	25	72	51
Boutiques closed	—	—	—	(1)

Number of boutiques open at the end of period	279	197	279	197

We determine our operating segments on the same basis that we use internally to evaluate performance. Our reporting segments are our boutiques and e-commerce business, which have been aggregated into one reportable financial segment. We aggregate our operating segments because (i) the merchandise offered at our boutique locations and through our e-commerce business is largely the same, (ii) we believe that the majority of our e-commerce customers are also customers of our boutique locations and (iii) the merchandise margin of both segments is similar.

Thirteen Weeks Ended July 30, 2011 Compared to Thirteen Weeks Ended July 31, 2010

Net Sales

Net sales increased 47.2% to $51.2 million in the thirteen weeks ended July 30, 2011 from $34.8 million in the thirteen weeks ended July 31, 2010. This increase in net sales resulted primarily from a 39.6% increase in transaction count, which in turn was primarily attributable to the increase in the number of boutiques in operation during the thirteen weeks ended July 30, 2011 compared to the same period of the prior year combined with an increase in comparable boutique sales of 5.4% or $1.5 million. In addition, this increase in net sales was partially driven by an increase in average unit retail price. Non-comparable boutique sales increased $14.9 million for the thirteen weeks ended July 30, 2011 as compared to the thirteen weeks ended July 31, 2010. There were 164 comparable boutiques and 115 non-comparable boutiques open at July 30, 2011 compared to 116 and 81, respectively, at July 31, 2010.

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010	Change
	(In thousands)
Apparel	$28,029	$19,758	$8,271
Jewelry	10,121	6,954	3,167
Accessories	7,687	4,381	3,306
Gift	5,365	3,663	1,702
Shipping	37	48	(11)

	51,239	34,804	16,435
Allowance for returns	(18)	—	(18)

Net sales	$51,221	$34,804	$16,417

The preceding table presents sales by merchandise category. As shown in the table, sales increased in all of our merchandise categories.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 51.2% to $24.2 million in the thirteen weeks ended July 30, 2011 from $16.0 million in the thirteen weeks ended July 31, 2010. Cost of merchandise and freight expenses increased by $5.0 million, primarily driven by the increased sales volume. Occupancy costs increased by $2.9 million principally due to continued boutique openings. Allowance for shrinkage increased by $0.3 million, primarily due to increased sales. As a percentage of net sales, cost of goods sold and occupancy costs increased to 47.3% in the thirteen weeks ended July 30, 2011 from 46.0% in the thirteen weeks ended July 31, 2010 which was principally caused by an increase in occupancy costs associated with boutiques located in malls.

Gross Profit

Gross profit increased 43.8% to $27.0 million in the thirteen weeks ended July 30, 2011 from $18.8 million in the thirteen weeks ended July 31, 2010. Gross margin decreased 130 basis points to 52.7% for the thirteen weeks ended 2011 from 54.0% for the thirteen weeks ended July 31, 2010. This decrease was primarily attributable to increase in occupancy costs as merchandise margin was maintained at the same level.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 58.6% to $14.4 million in the thirteen weeks ended July 30, 2011 from $9.1 million in the thirteen weeks ended July 30, 2010. Of the total increase, $3.0 million was attributable to the increase in selling expenses, principally caused by the increase in the number of boutiques in operation in the thirteen weeks ended July 30, 2011, compared to the same period of the prior year. Specifically, payroll and related expenses increased by $2.5 million, credit card merchant fee expense increased by $0.3 million and boutique and office supplies expense increased by $0.1 million. General and administrative expenses increased by $2.3 million due to the cost of adding corporate office and distribution employees to support the larger boutique base and increased net sales as well as additional costs incurred to meet the ongoing requirements of a public company. Payroll and related expenses increased by $1.0 million which included $0.2 million increase in share-based compensation, professional fees increased by $0.4 million and software and computer services increased by $0.3 million. As a percentage of net sales, selling, general and administrative expenses increased to 28.1% in the thirteen weeks ended July 31, 2011 from 26.1% in the thirteen weeks ended July 31, 2010, principally due to the previously discussed increase in general and administrative expenses.

Income from Operations

Income from operations increased 29.8%, to $12.6 million in the thirteen weeks ended July 30, 2011 from $9.7 million in the thirteen weeks ended July 31, 2010. Income from operations was 24.6% of net sales in the thirteen weeks ended July 30, 2011 compared to 27.9% in the thirteen weeks ended July 31, 2010.

Interest Expense

Interest expense was $2.0 million in the thirteen weeks ended July 30, 2011. The company made no borrowings during the thirteen weeks ended July 30, 2010.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $1.6 million in the thirteen weeks ended July 30, 2011 due to the write-off of debt issue costs related to the early repayment of our prior senior secured credit facility.

Provision for Income Taxes

The decrease in provision for income taxes of $0.4 million in the thirteen weeks ended July 30, 2011 from the thirteen weeks ended July 31, 2010 was due primarily to the decrease in pre-tax income. The effective tax rate of 38.9% in the thirteen weeks ended July 30, 2011 was comparable to the effective tax rate of 39.7% in the thirteen weeks ended July 31, 2010.

Net Income

Net income decreased 6.4% to $5.5 million in the thirteen weeks ended July 30, 2011 from $5.9 million in the thirteen weeks ended July 31, 2010. This decrease was primarily due to increases in selling, general and administrative expenses of $5.3 million, interest expense of $2.0 million and loss on early extinguishment of debt of $1.6 million and was partially offset by an $8.2 million increase in gross profit.

Twenty Six Weeks Ended July 30, 2011 Compared to Twenty Six Weeks Ended July 31, 2010

Net Sales

Net sales increased 53.6% to $92.5 million in the twenty six weeks ended July 30, 2011 from $60.2 million in twenty six weeks ended July 31, 2010. This increase in net sales resulted primarily from a 46.3% increase in transaction count, which in turn was primarily attributable to the increase in the number of boutiques in operation, comparable boutique sales of 9.5% or $4.8 million, and an increase in the average unit retail price. Non-comparable boutique sales increased $27.5 million for the twenty six weeks ended July 30, 2011 as compared to the same period of the prior year. There were 164 comparable boutiques and 115 non-comparable boutiques open at July 30, 2011 compared to 116 and 81, respectively, at July 31, 2010.

	Twenty Six Weeks Ended
	April 30, 2011	May 1, 2010	Change
	(In thousands)
Apparel	$50,809	$34,060	$16,749
Jewelry	18,237	12,216	6,021
Accessories	13,791	7,616	6,175
Gift	9,859	6,246	3,613
Shipping	83	82	1

	92,779	60,220	32,559
Allowance for returns	(293)	—	(293)

Net sales	$92,486	$60,220	$32,266

The preceding table presents sales by merchandise category. As shown in the table, sales increased in all of our merchandise categories.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 52.3% to $43.9 million in the twenty six weeks ended July 30, 2011 from $28.8 million in the twenty six weeks ended July 31, 2010. Cost of merchandise and freight expenses increased by $9.5 million primarily driven by the increased sales volume. Occupancy costs increased by $4.9 million principally due to continued boutique openings. Allowance for shrinkage increased by $0.7 million primarily due to increased sales. As a percentage of net sales, cost of goods sold and occupancy costs decreased to 47.4% in the twenty six weeks ended July 30, 2011 from 47.8% in the twenty six weeks ended July 31, 2010. This decrease was primarily attributable to higher rent expense due to a correction of $0.7 million recorded in the twenty six weeks ended July 31, 2010 for rent incurred from time of possession to boutique opening related to boutique openings in fiscal years prior to 2010. That decrease was partially offset by an increase in depreciation expense in the twenty six weeks ended July 30, 2011.

Gross Profit

Gross profit increased 54.7% to $48.6 million in the twenty six weeks ended July 30, 2011 from $31.4 million in the twenty six weeks ended July 31, 2010. Gross margin increased 40 basis points to 52.6% for the twenty six weeks ended July 30, 2011 from 52.2% for the twenty six weeks ended July 31, 2010. Gross margin in the prior year period was reduced by a correction of $0.7 million for rent incurred from time of possession to boutique opening for boutiques opened in fiscal years prior to 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 44.5% to $27.6 million in the twenty six weeks ended July 31, 2011 from $19.1 million in the twenty six weeks ended July 30, 2010. Of the total increase, $5.7 million was attributable to the increase in selling expenses, principally caused by the increase in the number of boutiques in operation in the twenty six weeks ended July 30, 2011, compared to the same period of the prior year. Specifically, payroll related expenses increased by $4.7 million, credit card merchant fee expense increased by $0.7 million and boutique and office supplies expense increased by $0.3 million. General and administrative expenses increased by $2.8 million due to the cost of adding corporate office and distribution employees to support the larger boutique base and increased net sales as well as additional costs incurred to meet the ongoing requirements for a public company. Specifically, professional fees increased by $0.8 million, software and computer services increased by $0.8 million and travel expense increased by $0.3 million. As a percentage of net sales, selling, general and administrative expenses decreased to 29.8% in the twenty six weeks ended July 30, 2011 from 31.7% in the twenty six weeks ended July 31, 2010.

Income from Operations

Income from operations increased 70.5% to $21.0 million, or 22.8% of net sales, in the twenty six weeks ended July 30, 2011 from $12.3 million, or 20.5% of net sales, in the twenty six weeks ended July 30, 2010.

Interest Expense

Interest expense was $4.1 million in the twenty six weeks ended July 30, 2011. The company made no borrowings during the twenty six weeks ended July 30, 2010.

Loss on early extinguishment of debt

Loss on early extinguishment of debt was $1.6 million in the twenty six weeks ended July 30, 2011 due to the write-off of debt issue costs related to early repayment of our prior senior secured credit facility.

Provision for Income Taxes

The increase in provision for income taxes of $1.1 million in the twenty six weeks ended July 30, 2011 from the twenty six weeks ended July 31, 2010 was primarily due to an increase in pre-tax income. The effective tax rate of 39.1% in the twenty six weeks ended July 30, 2011 was comparable to the effective tax rate of 39.7% in the twenty six weeks ended July 31, 2010.

Net Income

Net income increased 26.2% to $9.4 million in the twenty six weeks ended July 30, 2011 from $7.5 million in the twenty six weeks ended July 31, 2010. This increase was primarily due to a $17.2 million increase in gross profit, but was partially offset by increases in selling, general and administrative expenses of $8.5 million, interest expense of $4.1 million, loss on early extinguishment of debt of $1.6 million and provision for income taxes of $1.1 million.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our new revolving credit facility. Our primary cash needs are for capital expenditures in connection with opening new boutiques and remodeling existing boutiques, investing in improved technology and distribution facility enhancements, funding normal working capital requirements and payments of interest and principal under our new revolving credit facility. We also occasionally use cash or our credit facilities to issue letters of credit to support merchandise imports or for other corporate purposes. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. Our working capital position benefits from the fact that we generally collect cash from sales to customers the day of or, in the case of credit or debit card transactions, within several days of the related sales and we typically have up to 30 days to pay our vendors.

While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and expansion plans, we may elect to pursue additional expansion opportunities within the next year which could require additional debt or equity financing. If we are unable to secure additional financing at favorable terms or if such financing is unavailable due to credit-market condition in order to pursue such additional expansion opportunities, our ability to pursue such opportunities could be materially adversely affected.

We were in compliance with all covenants under our (i) prior senior credit facility at the time it was fully paid off on July 27, 2011 and (ii) new revolving credit facility as of July 30, 2011. At July 30, 2011, we had $13.4 million of cash and cash equivalents and $24.0 million in borrowing availability under our new revolving credit facility. There were no letters of credit outstanding at the end of July 30, 2011.

For the longer term, we expect that our cash flow from operations along with borrowings under our new revolving credit facility and tenant allowances for new boutiques will be sufficient to fund capital expenditures and our working capital requirements.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table:

	Twenty Six Weeks Ended
	July 30, 2011	July 31 2010
	(In thousands)
Provided by operating activities	$21,582	$8,657
Used for investing activities	(11,344)	(6,784)
Provided by (used by) financing activities	(9,342)	623

Increase (decrease) in cash and cash equivalents	$896	$2,496

Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords.

	Twenty Six Weeks Ended
	July 30, 2011	July 31, 2010
	(In thousands)
Net income	$9,403	$7,452
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization	2,154	1,049
Stock-based compensation expense	987	1,397
Excess tax benefit from stock-based compensation	(364)	(487)
Loss on sale of assets	7	—
Amortization of debt issuance costs	390	—
Loss on early extinguishment of debt	1,591
Deferred income taxes	2,592	(1,184)
Changes in assets and liabilities:
Accounts receivable	(1,146)	(3,699)
Inventories	(1,850)	(3,608)
Prepaid expenses and other assets	25	(437)
Accounts payable	2,185	983
Accrued liabilities	(771)	2,375
Deferred and accrued rents	6,379	4,816

Net cash provided by operating activities	$21,582	$8,657

Net cash provided by operating activities increased $12.9 million, to $21.6 million in the twenty six weeks ended July 30, 2011 from $8.7 million in the twenty six weeks ended July 31, 2010 primarily due to improved operating results. Net income was higher by $2.0 million in the twenty six weeks ended July 30, 2011 compared to the same period of the prior year. Additional cash was provided by a $6.6 million increase in non-cash expenses, including depreciation, deferred income taxes, loss on early extinguishment of debt and stock-based compensation. Net working capital decreased $1.1 million for the period ending July 30, 2011 as compared the same period ending July 31, 2010 due to increases in accounts payable and accrued liabilities in connection with the increase in the number of boutiques in operation.

These decreases were partially offset by increases in: merchandise inventory, in connection with both new as well as existing boutiques; accounts receivable, principally from credit card providers increased in connection with the increase in net sales as well as from higher tenant allowance receivable; and prepaid assets increased as a result of higher prepaid rent and prepaid insurance.

Investing Activities

Investing activities consist primarily of capital expenditures for new boutiques, improvements to existing boutiques, as well as investment in information technology and our distribution facility.

	Twenty Six Weeks Ended
	July 30, 2011	July 31, 2010
	(In thousands)
Capital expenditures for:
New boutiques	$9,844	$6,291
Existing boutiques	452	298
Technology	833	95
Corporate and distribution	245	100
Proceeds from sale of property and equipment	(30)	—

Net cash used in investing activities	$11,344	$6,784

Our capital expenditures for the twenty six weeks ended July 30, 2011 were $11.3 million, with new boutiques accounting for the majority of spending at $9.8 million. Spending for new boutiques includes amounts associated with boutiques that will open subsequent to July 30, 2011. The company opened 72 boutiques in the twenty six weeks ended July 30, 2011 compared to 51 new boutiques in the twenty six weeks ended July 31, 2010. Our capital expenditures for the new boutiques opened during the twenty six weeks ended July 30, 2011 totaled $12.2 million, of which $9.8 million were incurred in the twenty six weeks ended July 30, 2011. The remaining $2.4 million of capital expenditures were incurred and paid in fiscal year 2010. The average cost of the leasehold improvements and furniture and fixtures for new boutiques opened in the twenty six weeks ended July 30, 2011 was approximately $170,000 per boutique while tenant allowances averaged approximately $81,000 per boutique. The average collection period for tenant allowances is six months after boutique opening. As a result, we fund the cost of new boutiques with cash flow from operations, tenant allowances from our landlords and borrowings under the new revolving credit facility. We expect that our cash flow from operations along with borrowings under the new revolving credit facility and tenant allowances for new boutiques will be sufficient to fund our capital expenditures for the rest of fiscal year 2011.

Management anticipates that capital expenditures for the remainder of 2011 will be approximately $6.6 million, including approximately $0.3 million in connection with the opening of four new boutiques during the remainder of fiscal year 2011 and approximately $3.2 million in connection with boutiques we plan to open in early fiscal year 2012. In connection with these capital expenditures for new boutiques, we anticipate receiving similar amounts of tenant allowances as in the first half of fiscal year 2011. The remaining $3.1 million capital expenditures are expected to be used for investments in information technology and distribution center enhancements.

Financing Activities

Financing activities consist principally of borrowings and payments under our prior senior secured credit facility and new revolving credit facility as well as proceeds from the initial public offering of our common shares. We also paid fees and expenses in connection with our credit facilities.

	Twenty Six Weeks Ended
	July 30, 2011	July 31, 2010
	(In thousands)
Repayments of debt	$(93,813)	$—
Proceeds from issuance of stock in initial public offering, net of costs	44,118	—
Proceeds from borrowings under the new revolving credit facility	41,000	—
Payment of debt issue costs	(1,468)	—
Proceeds from the exercise of stock options	457	136
Excess tax benefit from stock-based compensation	364	487

Net cash (used by) provided by financing activities	$(9,748)	$623

Net cash used by financing activities was $9.7 million during the twenty six weeks ended July 30, 2011. On July 27, 2011, we completed our initial public offering which resulted in net proceeds to us of $44.1 million, after deducting underwriting discount of $3.5 million and related fees and expenses of $2.4 million. The net proceeds from the offering, together with $41.0 million of indebtedness under a new revolving credit facility and $6.3 million of cash on hand, were used to repay the $91.4 million principal balance outstanding under our prior senior secured credit facility outstanding as of that date. Prior to the repayment, we also made the required quarterly principal payment totaling $2.4 million under our prior senior secured credit facility. In connection with the new revolving credit facility, we paid $1.5 million of debt issue costs to be amortized over the term of the facility. We also received cash proceeds of $0.5 million and recognized $0.4 million of excess tax benefit related to stock option exercises in the twenty six weeks ended July 30, 2011.

New Revolving Credit Facility

On July 27, 2011, the Borrower entered into the new revolving credit facility with Royal Bank of Canada, as Administrative Agent, KeyBank National Association, as Syndication Agent, and certain other lenders which provided $65.0 million of revolving credit facility (including borrowing capacity available for letters of credit). The new revolving credit facility is scheduled to terminate on July 27, 2016. On July 27, 2011, proceeds of the initial borrowing, in an amount of $41.0 million were used, together with $44.1 million net proceeds from the initial public offering and $6.9 million of cash on hand, to repay the $92.0 million (including $0.6 million of accrued interest) outstanding as of that date under our prior senior secured credit facility. In connection with the new revolving credit facility, we recorded $1.5 million of debt issue costs that will be amortized over the term of the new revolving credit facility. At July 30, 2011, $24.0 million was available under the new revolving credit facility for future borrowings.

All obligations under the new revolving credit facility are unconditionally guaranteed by, subject to certain exceptions, Parent and each of Borrower’s existing and future direct and indirect wholly owned domestic subsidiaries. All obligations under the new revolving credit facility, and the guarantees of those obligations (as well as cash management obligations and any interest rate hedging or other swap agreements), are secured by substantially all of Borrower’s assets as well as the assets of each subsidiary guarantor.

The borrowings under the new revolving credit facility bears interest at a rate equal to an applicable margin plus, at the our option, either (a) in the case of base rate borrowings, a rate equal the highest of (i) the prime rate of Royal Bank of Canada, (ii) the federal funds rate plus 1/2 of 1% and (iii) the LIBOR for an interest period of one month plus 1.00%; or (b) in the case of LIBOR borrowings, a rate equal to the higher of (1) 1.50% and (2) the LIBOR for the interest period relevant to such borrowing. The applicable margin for borrowings under the new revolving credit facility will range from 1.25% to 2.25% with respect to base rate borrowings and from 2.25% to 3.25% with respect to LIBOR borrowings, in each case based upon the achievement of specified levels of a ratio of consolidated total debt to consolidated EBITDA. Additionally, the Borrower will be required to pay a fee to the lenders under the new revolving credit facility on the unused amount at a rate ranging from 0.25% to 0.45%, based on the achievement of specified levels of a ratio of consolidated total debt to consolidated EBITDA. The Borrower is also required to pay customary letter of credit fees. At July 30, 2011, our LIBOR borrowing accrued at an interest rate of 4.00%.

The new revolving credit facility contains customary affirmative and negative covenants, including limitations on the ability of Borrower and its subsidiaries, to (i) incur additional debt; (ii) create liens; (iii) make certain investments, loans and advances; (iv) sell assets; (v) pay dividends or make distributions or make other restricted payments; (vi) repay other indebtedness; (vii) engage in mergers or consolidations; (viii) change the business conducted by Borrower and its subsidiaries; (ix) engage in certain transactions with affiliates; (x) enter into agreements that restrict dividends from subsidiaries; and (xi) amend certain charter documents and material agreements governing subordinated and junior indebtedness.

In addition, the new revolving credit facility requires Borrower to comply with the following financial covenants:

•	A maximum ratio of (i) lease-adjusted consolidated total debt (as defined in the credit agreement) to (ii) consolidated EBITDAR of 4.25 to 1.00.

•	A minimum ratio of (i) consolidated EBITDA to (ii) interest expense of 4:00 to 1:00.

•	Maximum capital expenditures of $25.0 million per fiscal year, with any unused portion allowed to be carried over to the next two fiscal years subject to a 50.0% cap.

The new revolving credit facility also contains customary events of default, including: (i) failure to pay principal, interest, fees or other amounts under the new revolving credit facility when due taking into account any applicable grace period; (ii) any representation or warranty proving to have been incorrect in any material respect when made; (iii) failure to perform or observe covenants or other terms of the prior senior secured credit facility subject to certain grace periods; (iv) a cross default with respect to other material indebtedness; (v) bankruptcy and insolvency events; (vi) unsatisfied material final judgments; (vii) a “change of control”; (viii) certain defaults under the Employee Retirement Income Security Act of 1974; (ix) the invalidity or impairment of any loan document or any security interest; and (x) the subordination provisions of any material subordinated debt or junior debt shall cease to be in full force.

We were in compliance with the covenants under our new revolving credit facility at July 30, 2011. The Borrower’s ability to declare and pay dividends to Holdings at July 30, 2011 is subject to restrictions. Those restrictions include a maximum secured leverage ratio of no more than 1.75 to 1.00. If the Borrower’s debt under the new revolving credit facility exceeds such ratio, it is restricted from paying dividends. At July 30, 2011, this ratio was within the required limit, thus, the Borrower was allowed to pay dividends.

On August 30, 2011, we made a principal payment in the amount of $3.0 million on the new revolving credit facility, bringing the principal balance under our new revolving credit facility to $38.0 million as of that date.

Senior Secured Credit Facility

On November 17, 2010, the Borrower entered into a senior secured credit facility with a syndicate of financial institutions, which provided financing of up to $100.0 million consisting of a $95.0 million term loan facility and a $5.0 million revolving credit facility each with a maturity date of November 17, 2013. On July 27, 2011, net proceeds from the offering, together with $41.0 million of indebtedness under a new revolving credit facility and $6.9 million of cash on hand, were used to repay the $92.0 million (including accrued interest of $0.6 million) outstanding under the prior senior secured credit facility. The prior senior secured credit facility was then terminated.

We wrote-off the unamortized debt issuance costs of $1.6 million associated with the prior senior secured credit facility and reported a loss on early extinguishment of debt in such amount.

During the period amounts were outstanding under the prior senior secured credit facility, it accrued interest at the rate of 7.75%. We were in compliance with debt covenants of the prior senior secured credit facility.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the company’s significant accounting policies is included in Note 1 to the company’s annual consolidated financial statements in the company’s Registration Statement on Form S-1, as amended (File No. 333-173581), and filed with the SEC.

Certain of the company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section beginning on page 50 of the July 21, 2011 Prospectus, which constitutes part of our amended Registration Statement. As of July 30, 2011, there were no significant changes to any of the critical accounting policies and estimates described in the Registration Statement.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Subsequent Events

On August 18, 2011, the vesting period for the option to purchase 545,333 shares of common stock granted on March 26, 2010 to our CEO accelerated due to the performance targets achieved by CCMP and certain of their affiliates as disclosed in our Registration Statement on Form S-1, as amended (Registration No. 333-173581), and filed with the SEC. We expect to recognize compensation expense in the amount of $2.3 million during the thirteen weeks ending October 29, 2011 as a result of the accelerated vesting of these options.

On August 30, 2011, we made a principal payment in the amount of $3.0 million on the new revolving credit facility, bringing the principal balance under our new revolving credit facility to $38.0 million as of that date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our new revolving credit facility carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our prior senior secured credit facility. At July 30, 2011, the interest rate on our borrowings under the new revolving credit facility was 4.00%. Based on a sensitivity analysis at July 30, 2011, assuming the loan balance would be outstanding for a full fiscal year, a 100 basis point increase in interest rates would increase our annual interest by approximately $410,000. We do not use derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of the our disclosure committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of July 30, 2011.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims, including employment claims, wage and hour claims, intellectual property claims, contractual and commercial disputes and other matters that arise in the ordinary course of business. While the outcome of these and other claims cannot be predicted with certainty, we do not believe that the outcome of these matters will have a material adverse effect on our business, results of operations or financial condition.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed beginning on page 12 of the July 21, 2011 Prospectus, which constitutes part of our Registration Statement on Form S-1, as amended (File No. 333-173581), and filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On July 21, 2011, our Registration Statement on Form S-1, as amended (File No. 333-173581), and filed with the SEC, was declared effective by the SEC for our initial public offering, pursuant to which we registered the offering and sale of 2,941,176 shares of common stock by the company, the associated sale of 7,058,824 shares of common stock by selling stockholders, and the additional sale pursuant to the underwriters’ over-allotment option for an additional 1,500,000 shares of common stock by selling stockholders, at a price of $17 per share. On July 22, 2011, the company sold all 2,941,176 shares of common stock for an aggregate offering price of $50.0 million, the selling stockholders sold 8,558,824 shares of common stock, including 1,500,000 shares pursuant to the underwriters’ over-allotment option, for an aggregate offering price of $195.5 million, and the offering terminated. The managing underwriters were Goldman Sachs & Co., J.P. Morgan Securities LLC, Jefferies & Company, Inc., RBC Capital Markets, LLC, Stifel, Nicolaus & Company, Incorporated and KeyBanc Capital Markets Inc.

The closing under the initial public offering was completed on July 27, 2011. At the closing, we received net proceeds of approximately $44.1 million, after deducting the underwriting discount of $3.5 million and related fees and expense of $2.4 million. On July 27, 2011, net proceeds from the offering, together with $41.0 million of indebtedness under a new revolving credit facility and $6.9 million of cash on hand, were used to repay the $92.0 million (including accrued interest of $0.6 million) outstanding under the prior senior secured credit facility.

There has been no material change in the planned use of proceeds from the our initial public offering as described in the July 21, 2011 Prospectus filed with the SEC.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

As disclosed in our Registration Statement on Form S-1, as amended (Registration No. 333-173581), and filed with the SEC, we are in the process of upgrading several of our systems, including implementation of a fully integrated enterprise software platform from JDA. The first stage of the implementation of the JDA platform was completed on August 29, 2011.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of July 30, 2011, January 29, 2011 and July 31, 2010, (22) the Unaudited Consolidated Statements of Operations for the thirteen weeks and twenty six weeks ended July 30, 2011 and July 31, 2010, (iii) Unaudited Consolidated Statements of Changes in Stockholders’ Deficit for the twenty six weeks ended July 30, 2011, (iv) Unaudited Consolidated Statements of Cash Flows for the twenty six weeks ended July 30, 2011 and (v) the Notes to the Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Francesca’s Holdings Corporation
(Registrant)

Date: September 7, 2011	/s/ Gene S. Morphis
Gene Morphis
Chief Financial Officer (duly authorized officer and Principal Financial and Accounting Officer)