Form 10-Q
period 2011-10-29
Francesca's Holdings CORP
filed 2011-12-07
CIK 1399935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 29, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 43,538,592 shares of its common stock outstanding as of November 30, 2011.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Francesca’s Holdings Corporation
Unaudited Consolidated Balance Sheets
(In thousands)

	October 29, 2011	January 29, 2011	October 30, 2010

ASSETS

Current assets:
Cash and cash equivalents	$14,982	$12,516	$17,763
Accounts receivable	3,571	4,054	4,037
Inventories	16,675	11,959	13,292
Deferred income taxes	1,784	1,321	1,130
Prepaid expenses and other current assets	2,912	1,871	1,755
Total current assets	39,924	31,721	37,977
Property and equipment, net	29,973	21,300	16,802
Deferred income taxes	—	2,704	2,208
Other assets, net	2,698	3,399	881

TOTAL ASSETS	$72,595	$59,124	$57,868

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$8,713	$6,146	$4,657
Accrued liabilities	5,931	6,410	7,381
Current portion of long-term debt	—	5,938	—
Total current liabilities	14,644	18,494	12,038
Deferred and accrued rents	14,839	8,223	7,908
Deferred income taxes	455	—	—
Long-term debt	35,000	87,875	—
Total liabilities	64,938	114,592	19,946

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock - $.01 par value, 80.0 million shares authorized; 43.5 million shares issued and outstanding at October 29, 2011; 40.5 million shares issued and outstanding at January 29, 2011; 40.4 million shares issued and outstanding at October 30, 2010.	435	405	404
Additional paid-in capital	76,179	27,232	24,951
Retained earnings (accumulated deficit)	(68,957)	(83,105)	12,567
Total stockholders’ equity (deficit)	7,657	(55,468)	37,922

Total liabilities and stockholders’ equity (deficit)	$72,595	$59,124	$57,868

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net sales	$50,020	$35,073	$142,506	$95,293
Cost of goods sold and occupancy costs	24,187	16,924	68,048	45,717
Gross profit	25,833	18,149	74,458	49,576
Selling, general and administrative expenses	17,789	9,748	45,388	28,845
Income from operations	8,044	8,401	29,070	20,731
Interest expense	(473)	—	(4,529)	—
Loss on early extinguishment of debt	—	—	(1,591)	—
Other income	198	79	248	103
Income before income tax expense	7,769	8,480	23,198	20,834
Income tax expense	3,025	3,365	9,050	8,267
Net income	$4,744	$5,115	$14,148	$12,567

Basic earnings per common share	$0.11	$0.13	$0.34	$0.32
Diluted earnings per common share	$0.11	$0.13	$0.33	$0.31

Weighted average shares outstanding:
Basic shares	43,538	40,406	41,601	39,030
Diluted shares	44,533	40,675	42,421	40,625

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation
Unaudited Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
(In thousands)

	Common Stock		Additional		Total
	Shares Outstanding	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance, January 29, 2011	40,457	$405	$27,232	$(83,105)	$(55,468)
Net income	—	—	—	14,148	14,148
Issuance of stock in initial public offering, net of costs	2,941	29	44,089	—	44,118
Stock-based compensation	—	—	3,907	—	3,907
Stock options exercised and related tax benefit	140	1	951	—	952
Balance, October 29, 2011	43,538	$435	$76,179	$(68,957)	$7,657

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	October 29, 2011	October 30, 2010
Cash Flows From Operating Activities:
Net income	$14,148	$12,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,509	1,707
Stock-based compensation expense	3,907	1,706
Excess tax benefit from stock-based compensation	(449)	(535)
Loss on sale of assets	20	22
Amortization of debt issue costs	462	—
Loss on early extinguishment of debt	1,591	—
Deferred income taxes	2,696	(1,997)
Changes in assets and liabilities:
Accounts receivable	931	(3,539)
Inventories	(4,716)	(6,914)
Prepaid expenses and other assets	(926)	(896)
Accounts payable	2,567	1,954
Accrued liabilities	(479)	4,601
Deferred and accrued rents	6,616	5,684
Net cash provided by operating activities	29,877	14,360

Cash Flows Used by Investing Activities:
Purchase of property and equipment	(12,236)	(11,037)
Other	35	—
Net cash used by investing activities	(12,201)	(11,037)

Cash Flows Used by Financing Activities:
Proceeds from issuance of stock in initial public offering, net of costs	44,118	—
Proceeds from borrowings under the new revolving credit facility	41,000	—
Repayments of borrowings under the prior senior secured credit facility	(93,813)	—
Repayments of borrowings under the new revolving credit facility	(6,000)	—
Payment of debt issue costs	(1,468)	—
Proceeds from the exercise of stock options	504	138
Excess tax benefit from stock-based compensation	449	535
Net cash (used by) provided by financing activities	(15,210)	673

Net increase in cash and cash equivalents	2,466	3,996
Cash and cash equivalents, beginning of year	12,516	13,767
Cash and cash equivalents, end of period	$14,982	$17,763

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$6,300	$6,837
Interest paid	$5,027	$—

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

The Company operates a national chain of retail locations designed and merchandised to feel like independently owned, upscale boutiques and provide its customers with an inviting, intimate and fun shopping experience. The Company offers a diverse and uniquely balanced mix of apparel, jewelry, accessories and gifts at attractive prices. At October 29, 2011, the Company operated 283 boutiques, which are located in 41 states throughout the United States, and its e-commerce website.

In February 2010, two affiliates of CCMP Capital Advisors, LLC (“CCMP”), acquired approximately 84% of the Company (the “CCMP Acquisition”). The Company incurred $0.2 million of transaction costs in connection with the CCMP Acquisition included in selling, general and administrative expenses in the unaudited consolidated statement of operations for the thirty nine weeks ended October 30, 2010.

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

Fiscal Year

The Company maintains its accounts on a 52- or 53-week year ending on the Saturday closest to January 31st. The fiscal quarters ended October 29, 2011 and October 30, 2010 refer to the thirteen-week periods ended as of those dates. The year-to-date periods ended October 29, 2011 and October 30, 2010 refer to the thirty-nine week periods ended as of those dates.

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

Basic earnings per common share amounts are calculated using the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share amounts are calculated using the weighted-average number of common shares outstanding for the period and include the dilutive impact of stock options and restricted stock grants using the treasury stock method.

The following table summarizes the potential dilution that could occur if options to acquire common stock were exercised or if the restricted stock grants have fully vested and reconciles the weighted-average common shares outstanding used in the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(In thousands, except per share data)
Numerator:
Net income	$4,744	$5,115	$14,148	$12,567

Denominator:
Weighted-average common shares outstanding - basic	43,538	40,406	41,601	39,030
Options and other dilutive securities	995	269	820	1,595
Weighted-average common shares outstanding - diluted	44,533	40,675	42,421	40,625

Per common share:
Basic earnings per common share	$0.11	$0.13	$0.34	$0.32
Diluted earnings per common share	$0.11	$0.13	$0.33	$0.31

Stock options to purchase common stock in the amount of 0.9 million in each of the thirteen and thirty nine weeks ended October 29, 2011; and 1.5 million and 1.9 million in the thirteen and thirty nine weeks ended October 30, 2010, respectively, were not included in the computation of diluted earnings per share due to its anti-dilutive effect.

3.	Fair value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount reflected in the consolidated balance sheets of financial assets and liabilities, which includes cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated their fair values. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. The carrying amount of the Company’s debt approximates its fair value at October 29, 2011 and January 29, 2011 due to proximity of the debt issue date and the balance sheet date and the variable component of the interest on debt.

4.	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate. The effective income tax rates for the thirteen weeks ended October 29, 2011 and October 30, 2010 were 38.9% and 39.7%, respectively. The effective income tax rates for the thirty nine weeks ended October 29, 2011 and October 30, 2010 were 39.0% and 39.7%, respectively. The difference between our effective tax rate and statutory rate primarily relates to state taxes.

During the thirteen weeks ended April 30, 2011, the Company elected bonus depreciation for certain fixed asset additions in fiscal year 2010 based on clarification from the IRS in Rev Proc. 2011-26 issued on March 29, 2011. The election resulted in a reduction of approximately $0.6 million of deferred tax assets and income tax payable.

5.	Credit Facility

New Revolving Credit Facility

On July 27, 2011, Francesca’s Collections, Inc. (the “Borrower”) entered into an Amended and Restated Credit Agreement (the “new revolving credit facility”) with Royal Bank of Canada, as Administrative Agent, and KeyBank National Association, as Syndication Agent, which provided $65.0 million of revolving credit facility (including borrowing capacity available for letters of credit). The new revolving credit facility is scheduled to terminate on July 27, 2016. As described in Note 1, on July 27, 2011, net proceeds from the Company’s initial public offering, together with $41.0 million of indebtedness under the new revolving credit facility and $6.9 million of cash on hand, were used to repay the $92.0 million (including accrued interest of $0.6 million) outstanding under the prior senior secured credit facility. The prior senior secured credit facility was then terminated. In addition, in connection with the new revolving credit facility, the Company recorded $1.5 million of debt issue costs that will be amortized over the term of the new revolving credit facility. At October 29, 2011, $30.0 million was available under the new revolving credit facility for future borrowings.

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

The borrowings under the new revolving credit facility bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) in the case of base rate borrowings, a rate equal to the highest of (i) the prime rate of Royal Bank of Canada, (ii) the federal funds rate plus 1/2 of 1% and (iii) the LIBOR for an interest period of one month plus 1.00%; or (b) in the case of LIBOR borrowings, a rate equal to the higher of (1) 1.50% and (2) the LIBOR for the interest period relevant to such borrowing. The applicable margin for borrowings under the new revolving credit facility will range from 1.25% to 2.25% with respect to base rate borrowings and from 2.25% to 3.25% with respect to LIBOR borrowings, in each case based upon the achievement of specified levels of the ratio of consolidated total debt to consolidated EBITDA. Additionally, the Borrower will be required to pay a fee to the lenders under the new revolving credit facility on the unused amount at a rate ranging from 0.25% to 0.45%, based on the achievement of specified levels of the ratio of consolidated total debt to consolidated EBITDA. The Borrower is also required to pay customary letter of credit fees. During the thirteen weeks ended October 29, 2011, the average interest rate for the LIBOR borrowings was 3.9%.

The new revolving credit facility requires the Borrower to maintain a maximum consolidated total lease adjusted leverage ratio and a minimum consolidated interest coverage ratio, in each case, on the last day of any fiscal quarter and includes a maximum capital expenditure in any fiscal year. The Borrower’s ability to pay dividends to Holdings is subject to restrictions including a maximum secured leverage ratio. If the Borrower’s debt under the new revolving credit facility exceeds that ratio, it is restricted from paying dividends. At October 29, 2011, this ratio was within the required limit, thus, the Borrower was allowed to pay dividends.

The Borrower is in compliance with the debt covenants of its new revolving credit facility as of October 29, 2011.

Senior Secured Credit Facility

On November 17, 2010, the Borrower entered into a senior secured credit facility (the “prior senior secured credit facility”) with a syndicate of financial institutions, which provided financing of up to $100.0 million consisting of a $95.0 million term loan facility and a $5.0 million revolving credit facility each with a maturity date of November 17, 2013. As described in Note 1, on July 27, 2011, net proceeds from the Company’s initial public offering, together with $41.0 million of indebtedness under a new revolving credit facility and $6.9 million of cash on hand, were used to repay the $92.0 million (including accrued interest of $0.6 million) outstanding under the prior senior secured credit facility. The prior senior secured credit facility was then terminated. In connection with the repayment, the Company wrote-off the unamortized debt issuance costs of $1.6 million associated with the prior senior secured credit facility and included as loss on early extinguishment of debt in the accompanying unaudited consolidated statements of operations for the thirty nine weeks ended October 29, 2011.

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

6.	Stock-based Compensation

At October 29, 2011, the Company has three equity plans (collectively “Stock Plans”) under which stock options, phantom shares, restricted stock or other stock-based awards may be granted to employees, directors or consultants of the Company. The stock-based compensation cost is measured at the grant date fair value and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company estimates forfeitures for option grants that are not expected to vest. The stock-based compensation cost recognized in the thirteen and thirty nine weeks ended October 29, 2011 totaled $2.9 million and $3.9 million, respectively, while $0.3 million and $1.7 million were recorded in the thirteen and thirty nine weeks ended October 30, 2010, respectively.

On August 18, 2011, the vesting period for the options to purchase 545,333 shares of common stock granted on March 26, 2010 to our Chief Executive Officer (“CEO”) accelerated due to the performance targets achieved by CCMP and certain of their affiliates as disclosed in the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-173581), and filed with the SEC. The Company recognized compensation expense in the amount of $2.3 million during the thirteen and thirty nine weeks ended October 29, 2011 as a result of the accelerated vesting of these options.

On July 14, 2011, the 2011 Equity Incentive Plan (the “2011 Plan”) was approved by the stockholders and became immediately effective. Under the 2011 Plan, awards may be in the form of nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock and other stock-based awards which can be granted to any officers, directors, employees and consultants of the Company. A total of 3,175,365 shares of common stock are authorized for issuance under the 2011 Plan. Awards granted under the 2011 Plan generally vest over three to five years and have a ten-year contractual life.

Stock Options

The following table presents stock options granted, exercised, expired and aggregate intrinsic value under the existing Stock Plans for the thirty nine weeks ended October 29, 2011.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		(Per share data)	(In Years)	(In thousands)

Outstanding as of January 29, 2011	2,443,088	$5.23	9
Options granted	872,099	$17.42	10
Options exercised	(140,075)	$3.60	8
Options forfeited or expired	—	—	—
Outstanding as of October 29, 2011	3,175,112	$8.65	9	$55,136
Exercisable at October 29, 2011	1,364,006	$4.51	8	$29,589

During the thirty nine weeks ended October 29, 2011, 872,099 stock options were granted at an average grant date fair value of $9.65. For stock option exercises during the thirty nine weeks ended October 29, 2011, cash received, intrinsic value and excess tax benefit totaled $0.5 million, $1.7 million and $0.4 million, respectively.

The fair value of stock options was estimated on the date of grant using the Black Scholes option pricing model using the following weighted average assumptions:

Thirty Nine Weeks Ended October 29, 2011
Expected volatility (1)	55.9%
Risk-free interest rate (2)	2.0%
Expected term (in years) (3)	6.5
Expected dividend yield	—

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

The following table summarizes information regarding non-vested outstanding options as of October 29, 2011.

	Options	Weighted Average Fair Value at Grant Date
Non-vested as of January 29, 2011	1,757,748	$4.27
Granted	872,099	$9.65
Vested	(818,741)	$4.03
Cancelled	—	—
Non-vested as of October 29, 2011	1,811,106	$6.97

As of October 29, 2011 there was approximately $11.8 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted-average period of 4.1 years. The total fair value of options vested during the thirty nine weeks ended October 29, 2011 was $3.3 million.

Restricted Stock Awards

On August 5, 2011, the Company granted 9,600 restricted stock awards, with an aggregate fair value of $0.2 million, to certain employees under the 2011 Plan.  These restricted stock awards vest in three equal annual installments on each anniversary from the grant date subject to continuous employment of the grantee.  The Company determined the fair value of the award based on the closing price of the Company’s stock on the grant date.

7.	Commitment and Contingencies

Operating Leases

The Company leases boutique space and office space under operating leases expiring in various years through the fiscal year ending 2022. Certain of the leases provide that the Company may cancel the lease, with penalties as defined in the lease, if the Company’s boutique sales at that location fall below an established level. Certain leases provide for additional rent payments to be made when sales exceed a base amount. Certain operating leases provide for renewal options for periods from three to five years at their fair rental value at the time of renewal.

In fiscal 2010, the Company determined that its policy of recording straight-line rent expense had historically been inconsistently applied. The Company corrected the deferred rent expense account, resulting in a non-cash $0.7 million cumulative adjustment to record additional rent expense during the thirty nine weeks ended October 30, 2010 included in the cost of goods sold and occupancy cost. The adjustment did not impact historical cash flows and will not impact future net cash flows or the timing of the payments under the related leases. Prior years’ financial statements were not restated as the impact of this issue was immaterial to previously reported results for any individual prior year.

Minimum future rental payments under non-cancellable operating leases as of October 29, 2011, are approximately as follows:

Fiscal year	Amount
(In thousands)
Remainder of 2011	$4,332
2012	18,715
2013	17,539
2014	16,180
2015	15,261
Thereafter	70,014
$142,041

8.	Segment Reporting

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

The following is sales information regarding the Company’s major merchandise categories:

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(In thousands)
Apparel	$27,698	$19,073	$78,507	$53,133
Jewelry	9,802	6,938	28,039	19,154
Accessories	7,653	5,207	21,444	12,823
Gift	5,032	3,794	14,891	10,040
Shipping	73	61	155	143
	50,258	35,073	143,036	95,293
Allowance for returns	(238)	—	(530)	—
Net sales	$50,020	$35,073	$142,506	$95,293

9.	Subsequent Events

Subsequent to October 29, 2011, the Borrower made principal payments in the aggregate amount of $10.0 million on the new revolving credit facility, bringing the outstanding principal balance to $25.0 million.

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

We continue to experience growth in net sales.  Our net sales increased 42.6% to $50.0 million in the thirteen weeks ended October 29, 2011 from $35.1 million in the thirteen weeks ended October 30, 2010.  Our income from operations decreased by 4.2% to $8.0 million from $8.4 million over the same period principally due to the recognition of $2.3 million non-cash stock-based compensation associated with the accelerated vesting of certain options in connection with the Company’s initial public offering.  Net income in the third fiscal quarter was $4.7 million, or $0.11 per diluted share, compared to net income of $5.1 million, or $0.13 per diluted share, in the comparable prior year period.  For the year-to-date period, net sales increased 49.5% to $142.5 million in the thirty nine weeks ended October 29, 2011 from $95.3 million in the thirty nine weeks ended October 30, 2010.  Income from operations increased 40.2% to $29.1 million from $20.7 million over the same period.  Net income totaled $14.1 million, or $0.33 per diluted share, in the thirty nine weeks ended October 29, 2011 while it was $12.6 million, or $0.31 per diluted share, in the comparable prior year period.

As of the end of our third fiscal quarter, we have completed our planned boutique openings in fiscal 2011 and increased our boutique count to 283 boutiques in 41 states from 207 boutiques in 38 states as of January 29, 2011. Since October 30, 2010, we experienced new boutique unit growth of 37.4% and boutique square footage growth of 35.5%. We expect to continue our strong growth in the near future.  We plan to open 75 boutiques in fiscal year 2012.

Results of Operations

This Quarterly Report on Form 10-Q for the thirteen and thirty nine weeks ended October 29, 2011, represents an update to the more detailed and comprehensive disclosures included in the July 21, 2011 Prospectus. Accordingly, you should read the following discussion in conjunction with the information included in the July 21, 2011 Prospectus as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In addition, some of the statements and assumptions in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects. See “Forward-Looking Statements.”

The following data represents the amounts shown in our unaudited consolidated statements of operations, both in dollars and as a percentage of net sales, and operating data for the thirteen and thirty nine weeks October 29, 2011 and October 30, 2010.

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(In thousands except percentages and number of boutiques as provided below)
Net sales	$50,020	$35,073	$142,506	$95,293
Cost of goods sold and occupancy costs	24,187	16,924	68,048	45,717
Gross profit	25,833	18,149	74,458	49,576
Selling, general and administrative expenses	17,789	9,748	45,388	28,845
Income from operations	8,044	8,401	29,070	20,731
Interest expense	(473)	—	(4,529)	—
Loss on early extinguishment of debt	—	—	(1,591)	—
Other income	198	79	248	103
Income before income tax expense	7,769	8,480	23,198	20,834
Income tax expense	3,025	3,365	9,050	8,267
Net income	$4,744	$5,115	$14,148	$12,567

Percentage of Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	48.4%	48.3%	47.8%	48.0%
Gross profit	51.6%	51.7%	52.2%	52.0%
Selling, general and administrative expenses	35.6%	27.7%	31.8%	30.2%
Income from operations	16.0%	24.0%	20.4%	21.8%
Interest expense	(0.9)%	—	(3.2)%	—
Loss on early extinguishment of debt	—	—	(1.1)%	—
Other income	0.4%	0.2%	0.2%	0.1%
Income before income tax expense	15.5%	24.2%	16.3%	21.9%
Income tax expense	6.0%	9.6%	6.4%	8.7%
Net income	9.5%	14.6%	9.9%	13.2%

Operating data:
Comparable boutique sales growth for period (1)	6.5%	21.1%	8.4%	15.5%
Number of boutiques open at end of period	283	206	283	206
Net sales per average square foot for period (not in thousands)(2)	$126	$122	$391	$365
Average square feet (in thousands)(3)	397	289	365	261
Total gross square feet at end of period (in thousands)	399	294	399	294

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

The following table summarizes the number of boutiques open at the beginning and end of the periods indicated.

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Number of boutiques open at beginning of period	279	197	207	147
Boutiques added	4	9	76	60
Boutiques closed	—	—	—	(1)
Number of boutiques open at the end of period	283	206	283	206

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

Thirteen Weeks Ended October 29, 2011 Compared to Thirteen Weeks Ended October 30, 2010

Net Sales

Net sales increased 42.6% to $50.0 million in the thirteen weeks ended October 29, 2011 from $35.1 million in the thirteen weeks ended October 30, 2010.  This increase resulted primarily from a 30.7% increase in transaction count, which in turn was primarily attributable to the increase in the number of boutiques in operation, and an increase in average unit retail price. Comparable boutique sales increased 6.5%, or $2.0 million, while non-comparable boutique sales increased $12.9 million in the thirteen weeks ended October 29, 2011 as compared to the thirteen weeks ended October 30, 2010. There were 185 comparable boutiques and 98 non-comparable boutiques open at October 29, 2011 compared to 123 and 83, respectively, at October 29, 2010.

	Thirteen Weeks Ended
	October 29, 2011	October 30, 2010	Change
	(In thousands)
Apparel	$27,698	$19,073	$8,625
Jewelry	9,802	6,938	2,864
Accessories	7,653	5,207	2,446
Gift	5,032	3,794	1,238
Shipping	73	61	12
	50,258	35,073	15,185
Allowance for returns	(238)	—	(238)
Net sales	$50,020	$35,073	$14,947

The preceding table presents sales by merchandise category. As shown in the table, sales increased in all of our merchandise categories.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 42.9% to $24.2 million in the thirteen weeks ended October 29, 2011 from $16.9 million in the thirteen weeks ended October 30, 2010. Cost of merchandise and freight expenses increased by $4.2 million, primarily driven by the increased sales volume. Occupancy costs increased by $2.8 million principally due to the increase in the number of boutiques in operation during the thirteen weeks ended October 29, 2011 compared to the same period of the prior year. Allowance for shrinkage increased by $0.3 million, primarily due to increased sales. As a percentage of net sales, cost of goods sold and occupancy costs increased to 48.4% in the thirteen weeks ended October 29, 2011 from 48.3% in the thirteen weeks ended October 30, 2010 principally caused by an increase in occupancy costs and depreciation expense of mall-based boutiques partially offset by improved merchandise margin as a result of a shift in sales mix to the higher margin merchandise categories.

Gross Profit

Gross profit increased 42.3% to $25.8 million in the thirteen weeks ended October 29, 2011 from $18.1 million in the thirteen weeks ended October 30, 2010. Gross margin decreased 10 basis points to 51.6% for the thirteen weeks ended October 29, 2011 from 51.7% for the thirteen weeks ended October 30, 2010.  This decrease was primarily attributable to an increase in occupancy costs and depreciation expense of mall-based boutiques partially offset by improved merchandise margin as a result of a shift in sales mix to the higher margin merchandise categories.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 82.5% to $17.8 million in the thirteen weeks ended October 29, 2011 from $9.7 million in the thirteen weeks ended October 30, 2010. Of the total increase, $2.6 million was attributable to the increase in selling expenses, principally caused by the increase in the number of boutiques in operation in the thirteen weeks ended October 29, 2011 compared to the same period of the prior year.  Specifically, payroll and related expenses increased by $2.3 million, credit card merchant fees increased by $0.1 million and boutique and office supplies expense increased by $0.1 million. General and administrative expenses increased by $5.5 million primarily due to a $2.6 million increase in stock-based compensation, which included a $2.3 million charge associated with the accelerated vesting of certain options in connection with the Company’s initial public offering.  General and administrative expenses were further increased by additional costs related to adding corporate office and distribution employees to support the larger boutique base and increased net sales as well as additional costs incurred to meet the ongoing requirements for a public company.  Payroll and related expenses increased by $1.1 million; software and computer services expense increased by $0.7 million, a part of which is related to the new merchandising system conversion; professional fees increased by $0.5 million; and freight expense increased by $0.2 million.  As a percentage of net sales, selling, general and administrative expense was 35.6% in the thirteen weeks ended October 29, 2011 and was 27.7% in the thirteen weeks ended October 30, 2010.

Income from Operations

Income from operations decreased by 4.2%, to $8.0 million, or 16.0% of net sales, in the thirteen weeks ended October 29, 2011 from $8.4 million, or 24.0% of net sales, in the thirteen weeks ended October 30, 2010.  This decrease was principally due to an increase of $8.0 million in selling, general and administrative expenses, including the aforementioned stock-based compensation expense, partially offset by a $7.7 million increase in gross profit.

Interest Expense

Interest expense was $0.5 million in the thirteen weeks ended October 29, 2011. The company had no borrowings during the thirteen weeks ended October 30, 2010.

Provision for Income Taxes

The decrease in provision for income taxes of $0.3 million in the thirteen weeks ended October 29, 2011 compared to the thirteen weeks ended October 30, 2010 was due primarily to the decrease in pre-tax income. The effective tax rate of 38.9% in the thirteen weeks ended October 29, 2011 was comparable to the effective tax rate of 39.7% in the thirteen weeks ended October 30, 2010.

Net Income

Net income decreased 7.3% to $4.7 million in the thirteen weeks ended October 29, 2011 from $5.1 million in the thirteen weeks ended October 30, 2010. This decrease was primarily due to increases in selling, general and administrative expenses of $8.0 million and interest expense of $0.5 million and was partially offset by an increase in gross profit of $7.7 million and a decrease in provision for income taxes of $0.3 million.

Thirty Nine Weeks Ended October 29, 2011 Compared to Thirty Nine Weeks Ended October 30, 2010

Net Sales

Net sales increased 49.5% to $142.5 million in the thirty nine weeks ended October 30, 2011 from $95.3 million in the thirty nine weeks ended October 30, 2011. This increase resulted primarily from a 42.5% increase in transaction count, which in turn was primarily attributable to the increase in the number of boutiques in operation, and an increase in the average unit retail price. Comparable boutique sales increased 8.4%, or $6.7 million, while non-comparable boutique sales increased $40.5 million in the thirty nine weeks ended October 29, 2011 as compared to the same period of the prior year. There were 185 comparable boutiques and 98 non-comparable boutiques open at October 29, 2011 compared to 123 and 83, respectively, at October 30, 2010.

	Thirty Nine Weeks Ended
	October 29, 2011	October 30, 2010	Change
	(In thousands)
Apparel	$78,507	$53,133	$25,374
Jewelry	28,039	19,154	8,885
Accessories	21,444	12,823	8,621
Gift	14,891	10,040	4,851
Shipping	155	143	12
	143,036	95,293	47,743
Allowance for returns	(530)	—	(530)
Net sales	$142,506	$95,293	$47,213

The preceding table presents sales by merchandise category. As shown in the table, sales increased in all of our merchandise categories.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 48.8% to $68.0 million in the thirty nine weeks ended October 29, 2011 from $45.7 million in the thirty nine weeks ended October 30, 2010. Cost of merchandise and freight expenses increased by $13.8 million primarily driven by the increased sales volume. Occupancy costs increased by $7.7 million principally due to the increase in the number of boutiques in operation during the thirty nine weeks ended October 29, 2011 compared to the same period of the prior year. Allowance for shrinkage increased by $1.0 million primarily due to increased sales.  As a percentage of net sales, cost of goods sold and occupancy costs decreased to 47.8% in the thirty nine weeks ended October 29, 2011 from 48.0% in the thirty nine weeks ended October 30, 2010.  This decrease was principally caused by improved merchandise margin as a result of a shift in sales mix to the higher margin merchandise categories partially offset by an increase in occupancy costs and depreciation expense of mall-based boutiques.

Gross Profit

Gross profit increased 50.2% to $74.5 million in the thirty nine weeks ended October 29, 2011 from $49.6 million in the thirty nine weeks ended October 30, 2010. Gross margin increased 20 basis points to 52.2% for the thirty nine weeks ended October 29, 2011 from 52.0% for the thirty nine weeks ended October 30, 2010 principally due to improved merchandise margin as a result of a shift in sales mix to the higher margin merchandise categories partially offset by an increase in occupancy costs and depreciation expense of mall-based boutiques.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 57.4% to $45.4 million in the thirty nine weeks ended October 29, 2011 from $28.8 million in the thirty nine weeks ended October 30, 2010. Of the total increase, $8.3 million was attributable to the increase in selling expenses, principally caused by the increase in the number of boutiques in operation in the thirty nine weeks ended October 29, 2011 compared to the same period of the prior year. Specifically, payroll and related expenses increased by $7.0 million, credit card merchant fees increased by $0.7 million and boutique and office supplies expense increased by $0.4 million. General and administrative expenses increased by $8.2 million primarily due to additional costs related to adding corporate office and distribution employees to support the larger boutique base and increased net sales as well as additional costs incurred to meet the ongoing requirements for a public company.  Specifically, payroll and related expenses increased by $3.8 million, which includes a $2.3 million increase in stock-based compensation associated with the accelerated vesting of certain options in connection with the Company’s initial public offering; professional fees increased by $1.3 million; software and computer services expense increased by $1.5 million, a part of which is related to the new merchandise system conversion; freight expenses increased by $0.4 million; and travel expense increased by $0.4 million. As a percentage of net sales, selling, general and administrative expenses increased to 31.8% in the thirty nine weeks ended October 29, 2011 from 30.2% in the thirty nine weeks ended October 30, 2010.

Income from Operations

Income from operations increased 40.2% to $29.1 million, or 20.4% of net sales, in the thirty nine weeks ended October 29, 2011 from $20.7 million, or 21.8% of net sales, in the thirty nine weeks ended October 30, 2010.  This increase was principally due to an increase of $24.9 million in gross profit partially offset by an increase of $16.5 million in selling, general and administrative expenses.

Interest Expense

Interest expense was $4.5 million in the thirty nine weeks ended October 29, 2011. The company made no borrowings during the thirty nine weeks ended October 30, 2010.

Loss on early extinguishment of debt

Loss on early extinguishment of debt was $1.6 million in the thirty nine weeks ended October 29, 2011 due to the write-off of debt issue costs related to early repayment of our prior senior secured credit facility.

Provision for Income Taxes

The increase in provision for income taxes of $0.8 million in the thirty nine weeks ended October 29, 2011 compared to the thirty nine weeks ended October 30, 2010 was primarily due to an increase in pre-tax income. The effective tax rate of 39.0% in the thirty nine weeks ended October 29, 2011 was comparable to the effective tax rate of 39.7% in the thirty nine weeks ended October 30, 2010.

Net Income

Net income increased 12.6% to $14.1 million in the thirty nine weeks ended October 29, 2011 from $12.6 million in the thirty nine weeks ended October 30, 2010. This increase was primarily due to a $24.9 million increase in gross profit, but was partially offset by increases in selling, general and administrative expenses of $16.5 million, interest expense of $4.5 million, loss on early extinguishment of debt of $1.6 million and provision for income taxes of $0.8 million.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our new revolving credit facility. Our primary cash needs are for capital expenditures in connection with opening new boutiques and remodeling existing boutiques, investing in improved technology and distribution facility enhancements, funding normal working capital requirements and payments of interest and principal under our new revolving credit facility. We also occasionally use cash or our credit facility to issue letters of credit to support merchandise imports or for other corporate purposes. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. Our working capital position benefits from the fact that we generally collect cash from sales to customers the day of or, in the case of credit or debit card transactions, within several days of the related sales and we typically have up to 30 days to pay our vendors.

While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and expansion plans, we may elect to pursue additional expansion opportunities within the next year which could require additional debt or equity financing. If we are unable to secure additional financing at favorable terms, or if such financing is unavailable due to credit-market conditions, in order to pursue such additional expansion opportunities, our ability to pursue such opportunities could be materially adversely affected.

We were in compliance with all covenants under our (i) prior senior credit facility at the time it was fully paid off on July 27, 2011 and (ii) new revolving credit facility as of October 29, 2011. At October 29, 2011, we had $15.0 million of cash and cash equivalents and $30.0 million in borrowing availability under our new revolving credit facility. There were no letters of credit outstanding at the end of October 29, 2011.

For the longer term, we expect that our cash flow from operations along with borrowings under our new revolving credit facility and tenant allowances for new boutiques will be sufficient to fund capital expenditures and our working capital requirements.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table:

	Thirty Nine Weeks Ended
	October 29, 2011	October 30, 2010
	(In thousands)
Provided by operating activities	$29,877	$14,360
Used for investing activities	(12,201)	(11,037)
Provided by (used by) financing activities	(15,210)	673
Net increase in cash and cash equivalents	$2,466	$3,996

Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords.

	Thirty Nine Weeks Ended
	October 29, 2011	October 30, 2010
	(In thousands)
Net income	$14,148	$12,567
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization	3,509	1,707
Stock-based compensation expense	3,907	1,706
Excess tax benefit from stock-based compensation	(449)	(535)
Loss on sale of assets	20	22
Amortization of debt issuance costs	462	—
Loss on early extinguishment of debt	1,591	—
Deferred income taxes	2,696	(1,997)
Changes in assets and liabilities:
Accounts receivable	931	(3,539)
Inventories	(4,716)	(6,914)
Prepaid expenses and other assets	(926)	(896)
Accounts payable	2,567	1,954
Accrued liabilities	(479)	4,601
Deferred and accrued rents	6,616	5,684
Net cash provided by operating activities	$29,877	$14,360

Net cash provided by operating activities increased $15.6 million, to $30.0 million in the thirty nine weeks ended October 29, 2011 from $14.4 million in the thirty nine weeks ended October 30, 2010 primarily due to a $10.8 million increase in non-cash expenses, including depreciation, deferred income taxes, loss on early extinguishment of debt and stock-based compensation as well as higher net income in the thirty nine weeks ended October 29, 2011 compared to the same period of the prior year. Net working capital decreased $0.7 million for the period ended October 29, 2011 as compared the same period ended October 30, 2010 due to increases in accounts payable and accrued liabilities in connection with the increase in the number of boutiques in operation as well as decrease in accounts receivable principally due to collection of tenant allowances. These changes were partially offset by increases in: merchandise inventory, in connection with both new as well as existing boutiques; prepaid assets, as a result of higher prepaid rent and prepaid insurance as well as a decrease in income tax payable due to lower income tax expense.

Investing Activities

Investing activities consist primarily of capital expenditures for new boutiques, improvements to existing boutiques, as well as investment in information technology and our distribution facility.

	Thirty Nine Weeks Ended
	October 29, 2011	October 30, 2010
	(In thousands)
Capital expenditures for:
New boutiques	$10,488	$9,195
Existing boutiques	582	522
Technology	875	1,066
Corporate and distribution	291	254
Proceeds from sale of property and equipment	(35)	—
Net cash used in investing activities	12,201	$11,037

Our capital expenditures for the thirty nine weeks ended October 29, 2011 were $12.2 million, with new boutiques accounting for the majority of spending at $10.5 million. Spending for new boutiques includes amounts associated with boutiques that will open subsequent to October 29, 2011. The company opened 76 boutiques in the thirty nine weeks ended October 29, 2011 compared to 60 new boutiques in the thirty nine weeks ended October 29, 2010. Our capital expenditures for the new boutiques opened during the thirty nine weeks ended October 29, 2011 totaled $13.6 million, of which $10.5 million were incurred in the thirty nine weeks ended October 29, 2011. The remaining $3.1 million of capital expenditures were incurred and paid in fiscal year 2010. The average cost of the leasehold improvements and furniture and fixtures for new boutiques opened in the thirty nine weeks ended October 29, 2011 was approximately $180,000 per boutique while tenant allowances averaged approximately $81,000 per boutique. The average collection period for tenant allowances is six months after boutique opening. As a result, we fund the cost of new boutiques with cash flow from operations, tenant allowances from our landlords and borrowings under the new revolving credit facility. We expect that our cash flow from operations along with borrowings under the new revolving credit facility and tenant allowances for new boutiques will be sufficient to fund our capital expenditures for the rest of fiscal year 2011.

Management anticipates that capital expenditures for the remainder of 2011 will be approximately $3.9 million, including approximately $3.8 million in connection with boutiques we plan to open in early fiscal year 2012.  In connection with these capital expenditures, we anticipate receiving similar amounts of tenant allowances in fiscal year 2012.  The remaining $0.1 million capital expenditures are expected to be used for investment in information technology.

Financing Activities

Financing activities consist principally of borrowings and payments under our prior senior secured credit facility and new revolving credit facility as well as proceeds from the initial public offering of our common shares. We also paid fees and expenses in connection with our credit facilities.

	Thirty Nine Weeks Ended
	October 29, 2011	October 30, 2010
	(In thousands)
Proceeds from issuance of stock in initial public offering, net of costs	$44,118	$—
Proceeds from borrowings under the new revolving credit facility	41,000	—
Repayments of borrowings under the prior senior secured credit facility	(93,813)	—
Repayments of borrowings under the new revolving credit facility	(6,000)	—
Payment of debt issue costs	(1,468)	—
Proceeds from the exercise of stock options	504	138
Excess tax benefit from stock-based compensation	449	535
Net cash (used by) provided by financing activities	$(15,210)	$673

Net cash used by financing activities was $15.2 million during the thirty nine weeks ended October 29, 2011. On July 27, 2011, we completed our initial public offering which resulted in net proceeds to us of $44.1 million, after deducting underwriting discount of $3.5 million and related fees and expenses of $2.4 million. The net proceeds from the offering, together with $41.0 million of indebtedness under a new revolving credit facility and $6.3 million of cash on hand, were used to repay the $91.4 million principal balance outstanding under our prior senior secured credit facility.  Prior to the repayment, we also made the required quarterly principal payment totaling $2.4 million under our prior senior secured credit facility. In connection with the new revolving credit facility, we paid $1.5 million of debt issue costs to be amortized over the term of the facility. We also made principal payments totaling $6.0 million on the new revolving credit facility.  Finally, we received cash proceeds of $0.5 million and recorded excess tax benefit of $0.4 million related to stock option exercises in the thirty nine weeks ended October 29, 2011.

New Revolving Credit Facility

On July 27, 2011, the Borrower entered into the new revolving credit facility with Royal Bank of Canada, as Administrative Agent, KeyBank National Association, as Syndication Agent, and certain other lenders which provided $65.0 million of revolving credit facility (including borrowing capacity available for letters of credit). The new revolving credit facility is scheduled to terminate on July 27, 2016. On July 27, 2011, proceeds of the initial borrowing, in an amount of $41.0 million were used, together with $44.1 million net proceeds from the Company’s initial public offering and $6.9 million of cash on hand, to repay the $92.0 million (including $0.6 million of accrued interest) outstanding as of that date under our prior senior secured credit facility. In connection with the new revolving credit facility, we recorded $1.5 million of debt issue costs that will be amortized over the term of the new revolving credit facility. At October 29, 2011, $30.0 million was available under the new revolving credit facility for future borrowings.

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

The borrowings under the new revolving credit facility bear interest at a rate equal to an applicable margin plus, at the our option, either (a) in the case of base rate borrowings, a rate equal the highest of (i) the prime rate of Royal Bank of Canada, (ii) the federal funds rate plus 1/2 of 1% and (iii) the LIBOR for an interest period of one month plus 1.00%; or (b) in the case of LIBOR borrowings, a rate equal to the higher of (1) 1.50% and (2) the LIBOR for the interest period relevant to such borrowing. The applicable margin for borrowings under the new revolving credit facility will range from 1.25% to 2.25% with respect to base rate borrowings and from 2.25% to 3.25% with respect to LIBOR borrowings, in each case based upon the achievement of specified levels of the ratio of consolidated total debt to consolidated EBITDA. Additionally, the Borrower will be required to pay a fee to the lenders under the new revolving credit facility on the unused amount at a rate ranging from 0.25% to 0.45%, based on the achievement of specified levels of the ratio of consolidated total debt to consolidated EBITDA. The Borrower is also required to pay customary letter of credit fees. During the thirteen weeks October 29, 2011, the average interest rate for the LIBOR borrowings was 3.9%.

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

The new revolving credit facility also contains customary events of default, including: (i) failure to pay principal, interest, fees or other amounts under the new revolving credit facility when due taking into account any applicable grace period; (ii) any representation or warranty proving to have been incorrect in any material respect when made; (iii) failure to perform or observe covenants or other terms of the prior senior secured credit facility (as amended by the new revolving credit facility) subject to certain grace periods; (iv) a cross default with respect to other material indebtedness; (v) bankruptcy and insolvency events; (vi) unsatisfied material final judgments; (vii) a “change of control”; (viii) certain defaults under the Employee Retirement Income Security Act of 1974; (ix) the invalidity or impairment of any loan document or any security interest; and (x) the subordination provisions of any material subordinated debt or junior debt shall cease to be in full force.

We were in compliance with the covenants under our new revolving credit facility at October 29, 2011. The Borrower’s ability to declare and pay dividends to Holdings at October 29, 2011 is subject to restrictions. Those restrictions include a maximum secured leverage ratio of no more than 1.75 to 1.00. If the Borrower’s debt under the new revolving credit facility exceeds such ratio, it is restricted from paying dividends. At October 29, 2011, this ratio was within the required limit, thus, the Borrower was allowed to pay dividends.

Subsequent to October 29, 2011, the Borrower made principal payments in the aggregate amount of $10.0 million on the new revolving credit facility, bringing the outstanding principal balance to $25.0 million.

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

Certain of the company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section beginning on page 50 of the July 21, 2011 Prospectus, constituting part of our Registration Statement on Form S-1, as amended (Registration No. 333-173581). As of October 29, 2011, there were no significant changes to any of the critical accounting policies and estimates described in the Registration Statement.

Contractual Obligations

Except as set forth below, there have been no significant changes to our contractual obligations and commercial commitments as disclosed in the July 21, 2011 Prospectus, constituting part of our Registration Statement on Form S-1, as amended (Registration No. 333-173581), other than those which occur in the normal course of business.

On July 27, 2011, net proceeds from our initial public offering, together with $41.0 million of initial borrowing under a new revolving credit facility and $6.9 million of cash on hand, were used to repay the $92.0 million (including accrued interest of $0.6 million) outstanding under the prior senior secured credit facility. The prior senior secured credit facility was then terminated.  At October 29, 2011, outstanding borrowings under the new revolving credit facility amounted to $35.0 million which matures on July 27, 2016.  Estimated interest payments also decreased due to a lower outstanding balance as well as a lower interest rate.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Subsequent Events

Subsequent to October 29, 2011, the Borrower made principal payments in the aggregate amount of $10.0 million on the new revolving credit facility, bringing the outstanding principal balance to $25.0 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our new revolving credit facility carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. At October 29, 2011, the interest rate on our borrowings under the new revolving credit facility was 3.75%. Based on a sensitivity analysis at October 29, 2011, assuming the loan balance would be outstanding for a full fiscal year, a 100 basis point increase in interest rates would increase our annual interest by approximately $0.3 million. We do not use derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our disclosure committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of October 29, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

As disclosed in our Registration Statement on Form S-1, as amended (Registration No. 333-173581), and filed with the SEC, we are in the process of upgrading several of our systems, including implementation of a fully integrated enterprise software platform from JDA.  The first stage of the implementation of the JDA platform was completed on August 29, 2011 and we are now operating on the JDA merchandise system.  Currently, we are in the process of designing our boutiques’ point-of-sale system to be deployed chain-wide in 2012.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of October 29, 2011, January 29, 2011 and October 30, 2010, (22) the Unaudited Consolidated Statements of Operations for the thirteen weeks and thirty nine weeks ended October 29, 2011 and October 30, 2010, (iii) Unaudited Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the thirty nine weeks ended October 29, 2011, (iv) Unaudited Consolidated Statements of Cash Flows for the thirty nine weeks ended October 29, 2011 and (v) the Notes to the Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Francesca’s Holdings Corporation
(Registrant)

Date: December 7, 2011	/s/ Gene S. Morphis
Gene Morphis
Chief Financial Officer (duly authorized officer and Principal Financial and Accounting Officer)