Form 10-Q
period 2012-04-28
Francesca's Holdings CORP
filed 2012-06-08
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 28, 2012

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

The registrant had 43,649,092 shares of its common stock outstanding as of May 31, 2012.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Francesca’s Holdings Corporation

Unaudited Consolidated Balance Sheets

(In thousands)

	April 28, 2012	January 28, 2012	April 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$8,221	$14,046	$12,806
Accounts receivable	5,891	2,156	5,609
Inventories	17,850	14,688	13,471
Deferred income taxes	2,456	2,352	1,394
Prepaid expenses and other current assets	3,040	2,799	3,143
Total current assets	37,458	36,041	36,423
Property and equipment, net	38,205	33,199	26,973
Deferred income taxes	2,200	952	955
Other assets, net	2,069	2,120	3,317

TOTAL ASSETS	$79,932	$72,312	$67,668

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,489	$8,627	8,314
Accrued liabilities	11,458	9,893	5,648
Current portion of long-term debt	—	—	7,125
Total current liabilities	20,947	18,520	21,087
Deferred and accrued rents	19,245	14,890	11,966
Long-term debt	12,000	22,000	85,500
Total liabilities	52,192	55,410	118,553

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock - $.01 par value, 80.0 million shares authorized; 43.6 million shares issued and outstanding at April 28, 2012; 43.5 million shares issued and outstanding at January 28, 2012; 40.5 million shares issued and outstanding at April 30, 2011.	436	435	405
Additional paid-in capital	79,166	77,071	27,897
Accumulated deficit	(51,862)	(60,604)	(79,187)
Total stockholders’ equity (deficit)	27,740	16,902	(50,885)

Total liabilities and stockholders’ equity (deficit)	$79,932	$72,312	$67,668

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Net sales	$61,322	$41,265
Cost of goods sold and occupancy costs	28,779	19,641
Gross profit	32,543	21,624
Selling, general and administrative expenses	17,885	13,205
Income from operations	14,658	8,419
Interest expense	(255)	(2,008)
Other income	37	34
Income before income tax expense	14,440	6,445
Income tax expense	5,698	2,527
Net income	$8,742	$3,918

Basic earnings per common share	$0.20	$0.10
Diluted earnings per common share	$0.20	$0.10

Weighted average shares outstanding:
Basic shares	43,573	40,466
Diluted shares	44,702	40,967

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional		Total
	Shares Outstanding	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, January 28, 2012	43,538	$435	$77,071	$(60,604)	$16,902
Net income	—	—	—	8,742	8,742
Stock-based compensation	—	—	734	—	734
Stock options exercised and related tax benefit	106	1	1,361	—	1,362
Balance, April 28, 2012	43,644	$436	$79,166	$(51,862)	$27,740

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Cash Flows From Operating Activities:
Net income	$8,742	$3,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,607	980
Stock-based compensation expense	734	476
Excess tax benefit from stock-based compensation	(1,014)	(28)
Loss on sale of assets	7	9
Amortization of debt issuance costs	73	195
Deferred income taxes	(1,352)	1,675
Changes in assets and liabilities:
Accounts receivable	(3,735)	(1,527)
Inventories	(3,162)	(1,512)
Prepaid expenses and other assets	(263)	(1,386)
Accounts payable	862	2,168
Accrued liabilities	2,579	(761)
Deferred and accrued rents	4,355	3,743
Net cash provided by operating activities	9,433	7,950

Cash Flows Used by Investing Activities:
Purchase of property and equipment	(6,620)	(6,687)
Other	—	25
Net cash used by investing activities	(6,620)	(6,662)

Cash Flows Used by Financing Activities:
Repayments of borrowings under the prior senior secured credit facility	—	(1,188)
Repayments of borrowings under the new revolving credit facility	(10,000)	—
Proceeds from the exercise of stock options	348	162
Excess tax benefit from stock-based compensation	1,014	28
Net cash used by financing activities	(8,638)	(998)

Net increase (decrease) in cash and cash equivalents	(5,825)	290
Cash and cash equivalents, beginning of year	14,046	12,516
Cash and cash equivalents, end of period	$8,221	$12,806

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$210	$232
Interest paid	$4,661	$1,874

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Francesca’s Holdings Corporation (the “Company”) is a holding company incorporated in 2007 under the laws of the State of Delaware. The Company’s business operations are conducted through its wholly-owned indirect subsidiary Francesca’s Collections, Inc. (“Francesca’s Collections”), a corporation formed and existing under the laws of the State of Texas. Francesca’s Collections is wholly-owned by Francesca’s LLC (the “Parent”), a limited liability company formed and existing under the laws of the State of Delaware. Parent is a wholly-owned subsidiary of the Company.

The Company operates a national chain of retail locations designed and merchandised to feel like independently owned, upscale boutiques and provide its customers with an inviting, intimate and fun shopping experience. The Company offers a diverse and uniquely balanced mix of apparel, jewelry, accessories and gifts at attractive prices. At April 28, 2012, the Company operated 327 boutiques, which are located in 43 states throughout the United States, and its e-commerce website.

On July 27, 2011, the Company completed an initial public offering (“IPO”) of 11,500,000 shares of common stock at a price to the public of $17 per share, of which 2,941,176 shares were sold by the Company and 8,558,824 shares were sold by the selling stockholders (including 616,109 by members of the Company’s management). Upon completion of the offering, the Company received net proceeds of approximately $44.2 million, after deducting the underwriting discount of $3.5 million and related fees and expenses of $2.3 million. On July 27, 2011, net proceeds from the offering, together with $41.0 million of indebtedness under a new revolving credit facility and $6.8 million of cash on hand, were used to repay the $92.0 million (including accrued interest of $0.6 million) outstanding under the senior secured credit facility. The senior secured credit facility was then terminated. See Note 5 for more information.

In February 2012, certain of the Company’s stockholders sold 11,336,476 shares of common stock in a follow-on offering. The Company did not receive any proceeds from this offering and incurred $0.6 million of offering expenses, which were recorded in the fourth quarter of fiscal year 2011.

In April 2012, certain of the Company’s stockholders sold 9,000,000 shares of common stock in a follow-on offering. The Company did not receive any proceeds from this offering and incurred $0.5 million of offering expenses, which are included in selling, general and administrative expenses in the accompanying unaudited consolidated statements of operations for the thirteen weeks ended April 28, 2012.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. The financial information as of January 28, 2012 was derived from the Company’s audited consolidated financial statements and notes thereto as of and for the fiscal year ending January 28, 2012, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2012.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended January 28, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2012.

Due to seasonal variations in the retail industry, interim results are not necessarily indicative of results that may be expected for any other interim period or for a full year.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and all its subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

Fiscal Year

The Company maintains its accounts on a 52- or 53-week year ending on the Saturday closest to January 31st. Fiscal year 2012 is a 53-week year. The fiscal quarters ended April 28, 2012 and April 30, 2011 refer to the thirteen-week periods ended as of those dates.

Reclassifications

Certain prior year amounts in the consolidated statements of cash flows have been reclassified to facilitate comparability with the current year presentation.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The Company adopted this guidance at the beginning of fiscal year 2012. This adoption had no impact on the Company’s financial position, results of operations or cash flows.

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

The following table summarizes the potential dilution that could occur if options to acquire common stock were exercised or if the restricted stock grants have fully vested and reconciles the weighted-average common shares outstanding used in the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
	(in thousands, except per share data)
Numerator:
Net income	$8,742	$3,918

Denominator:
Weighted-average common shares outstanding - basic	43,573	40,466
Options and other dilutive securities	1,129	501
Weighted-average common shares outstanding - diluted	44,702	40,967

Per common share:
Basic earnings per common share	$0.20	$0.10
Diluted earnings per common share	$0.20	$0.10

Stock options to purchase common stock in the amount of 0.1 million in the thirteen weeks ended April 28, 2012 were not included in the computation of diluted earnings per share due to its anti-dilutive effect.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

3.	Fair value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount reflected in the consolidated balance sheets of financial assets and liabilities, which includes cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated their fair values. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. The carrying amount of the Company’s debt approximates its fair value at April 28, 2012, January 28, 2012 and April 30, 2011 due to the variable component of the interest on debt.

4.	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate. The effective income tax rates for the thirteen weeks ended April 28, 2012 and April 30, 2011 were 39.5% and 39.2%, respectively. The difference between our effective tax rate and statutory rate primarily relates to state taxes.

During the thirteen weeks ended April 30, 2011, the Company elected bonus depreciation for certain fixed asset additions in fiscal year 2010 based on clarification from the Internal Revenue Services in Rev Proc. 2011-26 issued on March 29, 2011. The election resulted in a reduction of approximately $0.6 million of deferred tax assets and income tax payable.

5.	Credit Facility

New Revolving Credit Facility

On July 27, 2011, Francesca’s Collections, Inc. (the “Borrower”) entered into an Amended and Restated Credit Agreement (the “new revolving credit facility”) with Royal Bank of Canada, as Administrative Agent, and KeyBank National Association, as Syndication Agent, which provided $65.0 million of revolving credit facility (including borrowing capacity available for letters of credit). The new revolving credit facility is scheduled to terminate on July 27, 2016. As described in Note 1, on July 27, 2011, net proceeds from the Company’s initial public offering, together with $41.0 million of indebtedness under the new revolving credit facility and $6.8 million of cash on hand, were used to repay the $92.0 million (including accrued interest of $0.6 million) outstanding under the prior senior secured credit facility. The prior senior secured credit facility was then terminated. In addition, in connection with the new revolving credit facility, the Company recorded $1.5 million of debt issue costs that will be amortized over the term of the new revolving credit facility. At April 28, 2012, $53.0 million was available under the new revolving credit facility for future borrowings.

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

The borrowings under the new revolving credit facility bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) in the case of base rate borrowings, a rate equal to the highest of (i) the prime rate of Royal Bank of Canada, (ii) the federal funds rate plus 1/2 of 1% and (iii) the LIBOR for an interest period of one month plus 1.00%; or (b) in the case of LIBOR borrowings, a rate equal to the higher of (i) 1.50% and (ii) the LIBOR for the interest period relevant to such borrowing. The applicable margin for borrowings under the new revolving credit facility will range from 1.25% to 2.25% with respect to base rate borrowings and from 2.25% to 3.25% with respect to LIBOR borrowings, in each case based upon the achievement of specified levels of the ratio of consolidated total debt to consolidated EBITDA. Additionally, the Borrower will be required to pay a fee to the lenders under the new revolving credit facility on the unused amount at a rate ranging from 0.25% to 0.45%, based on the achievement of specified levels of the ratio of consolidated total debt to consolidated EBITDA. The Borrower is also required to pay customary letter of credit fees. During the thirteen weeks ended April 28, 2012, the average interest rate for the LIBOR borrowings was 3.8%.

The new revolving credit facility requires the Borrower to maintain a maximum consolidated total lease adjusted leverage ratio and a minimum consolidated interest coverage ratio, in each case, on the last day of any fiscal quarter and includes a maximum capital expenditure in any fiscal year. The Borrower’s ability to pay dividends to the Company is subject to restrictions including a maximum secured leverage ratio. If the Borrower’s debt under the new revolving credit facility exceeds that ratio, it is restricted from paying dividends. At April 28, 2012, this ratio was within the required limit, thus, the Borrower would have been allowed to pay dividends.

The Borrower is in compliance with the debt covenants of its new revolving credit facility as of April 28, 2012.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

Senior Secured Credit Facility

On November 17, 2010, the Borrower entered into a senior secured credit facility (the “prior senior secured credit facility”) with a syndicate of financial institutions, which provided financing of up to $100.0 million consisting of a $95.0 million term loan facility and a $5.0 million revolving credit facility each with a maturity date of November 17, 2013. As described in Note 1, on July 27, 2011, the prior senior secured credit facility was terminated. In connection with the termination, the Company wrote-off the unamortized debt issuance costs of $1.6 million associated with the prior senior secured credit facility in the second quarter of fiscal year 2011.

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

At April 28, 2012, the Company has three equity plans (collectively “Stock Plans”) under which stock options, phantom shares, restricted stock or other stock-based awards may be granted to employees, directors or consultants of the Company. Stock-based compensation cost is measured at the grant date fair value and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company estimates forfeitures for option grants that are not expected to vest. The stock-based compensation cost recognized in the thirteen weeks ended April 28, 2012 and April 30, 2011 totaled $0.7 million and $0.3 million, respectively.

Stock Options

The following table presents stock options granted, exercised, expired and aggregate intrinsic value under the existing Stock Plans for the thirteen weeks ended April 28, 2012.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		(Per share data)	(In Years)	(In thousands)

Outstanding as of January 28, 2012	3,185,112	$8.68
Options granted	—	—
Options exercised	(106,000)	3.28
Options forfeited or expired	—	—
Outstanding as of April 28, 2012	3,079,112	$8.87	8	$64,305
Exercisable at April 28, 2012	1,360,778	$4.87	7	$33,852

For stock option exercises during the thirteen weeks ended April 28, 2012, cash received, intrinsic value and excess tax benefit totaled $0.3 million, $2.8 million and $1.0 million, respectively.

The following table summarizes information regarding non-vested outstanding options as of April 28, 2012.

	Options	Weighted Average Fair Value at Grant Date
Non-vested as of January 28, 2012	1,748,720	$7.06
Granted	—	—
Vested	30,386	4.35
Cancelled	—	—
Non-vested as of April 28, 2012	1,718,334	$7.11

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

As of April 28, 2012 there was approximately $10.4 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted-average period of 4 years.

Restricted Stock Awards

On August 5, 2011, the Company granted 9,600 restricted stock awards, with an aggregate fair value of $0.2 million, to certain employees under the 2011 Francesca’s Holdings Equity Incentive Plan. These restricted stock awards vest in three equal annual installments on each anniversary from the grant date subject to continuous employment of the grantee. The Company determined the fair value of the award based on the closing price of the Company’s stock on the grant date. At April 28, 2012, there were 8,300 shares of unvested restricted stock outstanding.

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

Minimum future rental payments under non-cancellable operating leases as of April 28, 2012, are approximately as follows:

Fiscal year	Amount
(In thousands)
Remainder of 2012	$15,795
2013	20,641
2014	19,636
2015	18,806
2016	17,824
Thereafter	69,146
$161,848

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

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

The following is sales information regarding the Company’s major merchandise categories:

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
	(in thousands)
Apparel	$32,874	$22,780
Jewelry	12,909	8,116
Accessories	9,865	6,104
Gift	6,031	4,494
Shipping	75	46
	61,754	41,540
Allowance for returns	(432)	(275)
Net sales	$61,322	$41,265

9.	Subsequent Events

Subsequent to April 28, 2012, the Borrower made principal payments in the aggregate amount of $3.0 million on the new revolving credit facility, bringing the outstanding principal balance to $9.0 million.

On May 13, 2012, the Board of Directors terminated the employment of the Company’s Executive Vice President and Chief Financial Officer (“CFO”). In connection with such termination, the outstanding unexercised stock options previously granted, under the Francesca’s Holdings Corporation 2010 Stock Incentive Plan, to the CFO totaling 177,404 were cancelled.

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that may cause such differences include, but are not limited to, the risks described under “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and filed with the Securities and Exchange Commission (“SEC”) on March 21, 2012, including:

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

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and it is not possible for us to predict all of them. For a discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and filed with the SEC on March 21, 2012. We derive many of our forward-looking statements from our own operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this report as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.

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

Our strong financial results for the quarter demonstrates our highly effective broad and shallow merchandising strategy and the successful execution of our boutique growth plan. Our net sales increased 48.6% to $61.3 million in the thirteen weeks ended April 28, 2012 from $41.3 million in the thirteen weeks ended April 30, 2011. Over the same period, income from operations increased by 74.1% to $14.7 million from $8.4 million. Net income increased 123.1% to $8.7 million, or $0.20 per diluted share, in the first quarter of fiscal year 2012 compared to net income of $3.9 million, or $0.10 per diluted share, in the first quarter of fiscal year 2011.

As of April 28, 2012, we have increased our boutique count to 327 boutiques in 43 states from 249 boutiques in 38 states as of April 30, 2011. This corresponds to a new boutique unit growth of 31.3% and boutique square footage growth of 28.7%. To complete our planned boutique openings for the fiscal year 2012, we plan to open 31 boutiques and an outlet boutique for the remainder of the fiscal year. We expect to continue our strong growth in the future.

Results of Operations

The following data represents the amounts shown in our unaudited consolidated statements of operations, both in dollars and as a percentage of net sales, and operating data for the thirteen weeks ended April 28, 2012 and April 30, 2011.

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
	(in thousands, except percentages)
Net sales	$61,322	$41,265
Cost of goods sold and occupancy costs	28,779	19,641
Gross profit	32,543	21,624
Selling, general and administrative expenses	17,885	13,205
Income from operations	14,658	8,419
Interest expense	(255)	(2,008)
Other income	37	34
Income before income tax expense	14,440	6,445
Income tax expense	5,698	2,527
Net income	$8,742	$3,918

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
	(in thousands, except percentages)
Percentage of Sales (4):
Net sales	100.0%	100.0%
Cost of goods sold and occupancy costs	46.9%	47.6%
Gross profit	53.1%	52.4%
Selling, general and administrative expenses	29.2%	32.0%
Income from operations	23.9%	20.4%
Interest expense	(0.4)%	(4.9)%
Other income	0.1%	0.1%
Income before income tax expense	23.5%	15.6%
Income tax expense	9.3%	6.1%
Net income	14.3%	9.5%
Operating data:
Comparable boutique sales growth for period (1)	15.5%	14.7%
Number of boutiques open at end of period	327	249
Net sales per average square foot for period (not in thousands)(2)	$144	$127
Average square feet (in thousands)(3)	427	325
Total gross square feet at end of period (in thousands)	455	353

(1)	A boutique is included in comparable boutique sales on the first day of the fifteenth full month following the boutique’s opening. When a boutique that is included in comparable boutique sales is relocated, we continue to consider sales from that boutique to be comparable boutique sales. If a boutique is closed for thirty days or longer for a remodel or as a result of weather damage, fire or the like, we no longer consider sales from that boutique to be comparable boutique sales. E-commerce sales are excluded from comparable boutique sales.

(2)	Net sales per average square foot are calculated by dividing net sales for the period by the average square feet during the period (see footnote 3 below).

(3)	Because of our rapid growth, for purposes of providing a sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. For individual quarterly periods, average square feet is calculated as (a) the sum of total gross square feet at the beginning and end of the period, divided by (b) two. For periods consisting of more than one fiscal quarter, average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for period may not be comparable to similar data made available by other retailers.

(4)	Percentage totals in the above table may not equal the sum of the components due to rounding.

The following table summarizes the number of boutiques open at the beginning and end of the periods indicated.

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Number of boutiques open at beginning of period	283	207
Boutiques added	44	42
Boutiques closed	—	—
Number of boutiques open at the end of period	327	249

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

Thirteen Weeks Ended April 28, 2012 Compared to Thirteen Weeks Ended April 30, 2011

Net Sales

Net sales increased 48.6% to $61.3 million in the thirteen weeks ended April 28, 2012 from $41.3 million in the thirteen weeks ended April 30, 2011. This increase resulted primarily from a 44.9% increase in transaction count, which in turn was primarily attributable to the increase in the number of boutiques in operation. Comparable boutique sales increased 15.5%, or $5.6 million, while non-comparable boutique sales contributed $14.5 million of the sales increase for the thirteen weeks ended April 28, 2012 as compared to the thirteen weeks ended April 30, 2011. Such increase was partially offset by an increase in the allowance for sales returns, amounting to $0.2 million, primarily driven by increased sales. There were 207 comparable boutiques and 120 non-comparable boutiques open at April 28, 2012 compared to 145 and 104, respectively, at April 30, 2011.

The following table presents sales by merchandise category. As shown in the table, sales increased in all of our merchandise categories.

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011	Change
	(In thousands)
Apparel	$32,874	$22,780	$10,094
Jewelry	12,909	8,116	4,793
Accessories	9,865	6,104	3,761
Gift	6,031	4,494	1,537
Shipping	75	46	29
	61,754	41,540	20,214
Allowance for returns	(432)	(275)	(157)
Net sales	$61,322	$41,265	$20,057

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 46.5% to $28.8 million in the thirteen weeks ended April 28, 2012 from $19.6 million in the thirteen weeks ended April 30, 2011. Cost of merchandise and freight expenses increased by $6.1 million, primarily driven by the increased sales volume. Occupancy costs increased by $2.6 million principally due to the increase in the number of boutiques in operation during the thirteen weeks ended April 28, 2012 compared to the same period of the prior year. Allowance for shrinkage increased by $0.5 million, primarily due to increased sales. As a percentage of net sales, cost of goods sold and occupancy costs decreased to 46.9% in the thirteen weeks ended April 28, 2012 from 47.6% in the thirteen weeks ended April 30, 2011 primarily due to leveraging of occupancy costs.

Gross Profit

Gross profit increased 50.5% to $32.5 million in the thirteen weeks ended April 28, 2012 from $21.6 million in the thirteen weeks ended April 30, 2011. Gross margin measures gross profit as a percentage of our net sales. Gross margin increased 70 basis points to 53.1% for the thirteen weeks ended April 28, 2012 from 52.4% for the thirteen weeks ended April 30, 2011 primarily due to leveraging of occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 35.4% to $17.9 million in the thirteen weeks ended April 28, 2012 from $13.2 million in the thirteen weeks ended April 30, 2011. Of the total increase, $2.5 million was attributable to the increase in selling expenses, principally caused by the increase in the number of boutiques in operation in the thirteen weeks ended April 28, 2012 compared to the same period of the prior year. Specifically, payroll and related expenses increased by $2.3 million, credit card merchant fees increased by $0.1 million and boutique and office supplies expense increased by $0.1 million. General and administrative expenses increased by $2.1 million due to the costs of adding corporate office and distribution employees to support the larger boutique base and increased net sales as well as additional costs incurred to meet the ongoing requirements for a public company. Specifically, payroll and related expenses increased by $1.3 million, professional fees increased by $0.3 million, partly due to $0.5 million of offering expenses incurred in connection with a follow-on offering completed in April 2012, and freight expense increased by $0.2 million. As a percentage of net sales, selling, general and administrative expense decreased to 29.2% in the thirteen weeks ended April 28, 2012 as compared to 32.0% in the thirteen weeks ended April 30, 2011. This decrease was primarily driven by leverage in selling, general and administrative expenses.

Income from Operations

Income from operations increased by 74.1%, to $14.7 million, or 23.9% of net sales, in the thirteen weeks ended April 28, 2012 from $8.4 million, or 20.4% of net sales, in the thirteen weeks ended April 30, 2011. This increase was principally due to an increase of $10.9 million in gross profit partially offset by a $4.7 million increase in selling, general and administrative expenses.

Interest Expense

Interest expense decreased by 87.3% to $0.3 million in the thirteen weeks ended April 28, 2012 from $2.0 million in the thirteen weeks ended April 30, 2011 primarily due to the lower average outstanding balance and interest rate during the first quarter of fiscal year 2012 compared to the same period of the prior year.

Provision for Income Taxes

The increase in provision for income taxes of $3.2 million in the thirteen weeks ended April 28, 2012 compared to the thirteen weeks ended April 30, 2011 was primarily due to the increase in pre-tax income. The effective tax rate of 39.5% in the thirteen weeks ended April 28, 2012 was comparable to the effective tax rate of 39.2% in the thirteen weeks ended April 30, 2011.

Net Income

Net income increased 123.1% to $8.7 million in the thirteen weeks ended April 28, 2012 from $3.9 million in the thirteen weeks ended April 30, 2011. This increase was primarily due to an increase of $10.9 million in gross profit and decrease of $1.8 million in interest expense partially offset by an increase of $4.7 million in selling, general and administrative expenses and increase in provision for income taxes of $3.2 million.

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

We were in compliance with all covenants under our revolving credit facility as of April 28, 2012. At April 28, 2012, we had $8.2 million of cash and cash equivalents and $53.0 million in borrowing availability under our new revolving credit facility. There were no letters of credit outstanding at April 28, 2012.

We expect that our cash flow from operations along with borrowings under our revolving credit facility and tenant allowances for new boutiques will be sufficient to fund capital expenditures and our working capital requirements for, at least, the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2012
	(In thousands)
Provided by operating activities	$9,433	$7,950
Used for investing activities	(6,620)	(6,662)
Provided by (used by) financing activities	(8,638)	(998)
Net increase (decrease) in cash and cash equivalents	$(5,825)	$290

Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords.

Net cash provided by operating activities increased by $1.5 million to $9.4 million in the thirteen weeks ended April 28, 2012 from $8.0 million in the thirteen weeks ended April 30, 2011. This increase was primarily due to higher net income as a result of our significant sales growth, adjusted for non-cash expenses, including amortization and depreciation, deferred income taxes and stock-based compensation. Additionally, accounts payable, accrued liabilities and deferred rent increased in the thirteen weeks ended April 28, 2012 compared to the same period of the prior year. Such increase was partially offset by the increases in merchandise inventory, accounts receivable, prepaid expenses and other assets over the same period. These changes were principally caused by the increase in the number of boutiques in operation in the thirteen weeks ended April 28, 2012 as compared to thirteen weeks ended April 30, 2011.

Investing Activities

Investing activities consist primarily of capital expenditures for new boutiques, improvements to existing boutiques, as well as investment in information technology and our distribution facility.

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
	(In thousands)
Capital expenditures for:
New boutiques	$5,884	$6,168
Existing boutiques	101	237
Technology	280	48
Corporate and distribution	355	234
Proceeds from sale of property and equipment	—	(25)
Net cash used in investing activities	$6,620	$6,662

Our total capital expenditures for the thirteen weeks ended April 28, 2012 and April 30, 2011 were $6.6 million and $6.7 million, respectively, with new boutiques accounting for most of our spending at $5.9 million and $6.2 million, respectively, over the same period. Spending for new boutiques included amounts associated with boutiques that will open subsequent to the end of each fiscal quarter. The Company opened 44 boutiques in the thirteen weeks ended April 28, 2012 compared to 42 boutiques in the thirteen weeks ended April 30, 2011. The average cost of the leasehold improvements, equipment, furniture and fixtures, excluding tenant allowances, for new boutiques opened in the thirteen weeks ended April 28, 2012 and April 30, 2011 was $183,000 and $174,000, respectively. The increase in the average capital expenditures for new boutiques was primarily due an increase in the cost of leasehold improvements, signage and technological enhancements. We expect that costs of opening new boutiques will continue to increase in future years. However, we expect that any such increases will not be material and should not adversely impact our expansion plans or pay back and return on our net investment. The average tenant allowance per new boutique was $94,000 and $78,000 in the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively. Tenant allowances are amortized as a reduction in rent expense over the term of the lease. The average collection period for these allowances is approximately six months after boutique opening. As a result, we fund the cost of new boutiques with cash flow from operations, build-out allowances from our landlords, or borrowings under our revolving credit facility. We expect that our cash flow from operations along with borrowings under our revolving credit facility and tenant allowances for new boutiques will be sufficient to fund our capital expenditures for the rest of fiscal year 2012.

Management anticipates that capital expenditures for the remainder of fiscal year 2012 will be approximately $13.4 million to $14.9 million. Majority of this amount will be spent on new boutique openings at approximately $8.0 million to $8.5 million. Our technology initiatives are expected to require $1.4 million to $1.9 million during the remainder of fiscal year 2012. We also expect to spend approximately $3.7 million in connection with the relocation of our headquarters and distribution facility to a nearby existing building. The remaining capital expenditures are expected to be used for miscellaneous investments in our existing boutiques, corporate office and distribution center enhancements.

Financing Activities

Financing activities consist principally of borrowings and payments under our revolving credit facility as well as proceeds from the exercise of stock options and the related tax consequence.

Net cash used by financing activities was $8.6 million during the thirteen weeks ended April 28, 2012 compared to $1.0 million during the thirteen weeks ended April 30, 2011. The $7.6 million increase was primarily due to higher principal payments on our revolving credit facility in the first quarter of fiscal year 2012 as compared to the same period of the prior year.

Revolving Credit Facility

On July 27, 2011, Francesca’s Collections, Inc., our indirect wholly-owned subsidiary, entered into a revolving credit facility in the aggregate amount of $65.0 million that matures on July 27, 2016. The revolving credit facility includes borrowing capacity available for letters of credit. At April 28, 2012, we had $53.0 million in borrowing availability under our revolving credit facility.

All obligations under the revolving credit facility are unconditionally guaranteed by, subject to certain exceptions, Francesca’s LLC, our direct wholly-owned subsidiary and the parent of Francesca’s Collections, Inc., and each of Francesca’s Collections’ existing and future direct and indirect wholly owned domestic subsidiaries. There are currently no subsidiary guarantors for the revolving credit facility because Francesca’s Collections does not currently have any subsidiaries. All obligations under the revolving credit facility, and the guarantees of those obligations (as well as cash management obligations and any interest rate hedging or other swap agreements), are secured by substantially all of Francesca’s Collections’ assets as well as the assets of any subsidiary guarantor.

The borrowings under the revolving credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate of Royal Bank of Canada, (2) the federal funds rate plus 1/2 of 1%, and (3) the LIBOR for an interest period of one month plus 1.00%, or (b) in the case of LIBOR borrowings, a rate equal to the higher of (1) 1.50% and (2) the LIBOR for the interest period relevant to such borrowing. The applicable margin for borrowings under the revolving credit facility ranges from 1.25% to 2.25% with respect to base rate borrowings and from 2.25% to 3.25% with respect to LIBOR borrowings, in each case based upon the achievement of specified levels of a ratio of consolidated total debt to consolidated EBITDA. Additionally, we are required to pay a fee to the lenders under the revolving credit facility on the un-borrowed amount at a rate ranging from 0.25% to 0.45%, based on the achievement of specified levels of a ratio of consolidated total debt to consolidated EBITDA. We are also required to pay customary letter of credit fees. During the thirteen weeks ended April 28, 2012, the average interest rate for our LIBOR borrowings was 3.8%.

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

We are in compliance with the financial covenants under our revolving credit facility as of April 28, 2012. Further, Francesca’s Collections’ ability to pay dividends is subject to restrictions including a maximum secured leverage ratio. If Francesca’s Collections’ debt under the revolving credit facility exceeds that ratio, it is restricted from paying dividends. At April 28, 2012, this ratio was within the required limit, thus, Francesca’s Collections would have been allowed to pay dividends.

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

Prior Senior Secured Credit Facility

On November 17, 2010, Francesca’s Collections entered into a $100.0 million senior secured credit facility with a syndicate of financial institutions. The prior senior secured credit facility consisted of a $95.0 million term loan facility and a $5.0 million revolving credit facility, each with a scheduled maturity date of November 17, 2013. On July 27, 2011, net proceeds from our IPO, together with $41.0 million of indebtedness under our revolving credit facility and $6.8 million of cash on hand, were used to repay the $92.0 million (including accrued interest of $0.6 million) outstanding under the prior senior secured credit facility. The prior senior secured credit facility was then terminated. We wrote-off the unamortized debt issuance costs of $1.6 million associated with the prior senior secured credit facility and reported a loss on early extinguishment of debt in such amount in the second quarter of fiscal year 2011. During the period amounts were outstanding under the prior senior secured credit facility, it accrued interest at the rate of 7.75%. We were in compliance with the financial covenants under the prior senior secured credit facility.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 1 to the Company’s annual consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and filed with the SEC on March 21, 2012.

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the SEC on March 21, 2012. As of April 28, 2012, there were no significant changes to any of our critical accounting policies and estimates.

Contractual Obligations

Except as set forth below, there have been no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and filed with the SEC on March 21, 2012, other than those which occur in the normal course of business.

As of April 28, 2012, the outstanding principal balance under our revolving credit facility was reduced to $12.0 million, which matures on July 27, 2016. Estimated interest payments for the remaining term of our revolving credit facility also decreased due to the lower outstanding balance.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Subsequent Events

Subsequent to April 28, 2012, the Borrower made principal payments in the aggregate amount of $3.0 million on our revolving credit facility, bringing the outstanding principal balance to $9.0 million.

On May 13, 2012, the Board of Directors terminated the employment of the Company’s Executive Vice President and Chief Financial Officer (“CFO”). In connection with such termination, the outstanding unexercised stock options previously granted, under the Francesca’s Holdings Corporation 2010 Stock Incentive Plan, to the CFO totaling 177,404 were cancelled.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our prior senior secured credit facility. At April 28, 2012, the interest rate on our borrowings under the new revolving credit facility was 3.75%. Based on a sensitivity analysis at April 28, 2012, assuming the loan balance would be outstanding for a full fiscal year, a 100 basis point increase in interest rates would increase our annual interest by approximately $0.1 million. We do not use derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of April 28, 2012.

There were no changes in our internal control over financial reporting during the quarter ended April 28, 2012 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and filed with the SEC on March 21, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of April 28, 2012, January 28, 2012 and April 30, 2011, (22) the Unaudited Consolidated Statements of Operations for the thirteen weeks ended April 28, 2012 and April 30, 2011, (iii) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the thirteen weeks ended April 28, 2012, (iv) Unaudited Consolidated Statements of Cash Flows for the thirteen weeks ended April 28, 2012 and April 30, 2011 and (v) the Notes to the Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Francesca’s Holdings Corporation
(Registrant)

Date: June 8, 2012	/s/ Cynthia Thomassee
Cynthia Thomassee
Interim Chief Financial Officer, Vice President of Accounting and Controller (duly authorized officer and Principal Financial and Accounting Officer)

