Form 10-Q
period 2012-07-28
Francesca's Holdings CORP
filed 2012-09-04
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 28, 2012

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

The registrant had 43,821,418 shares of its common stock outstanding as of August 30, 2012.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Francesca’s Holdings Corporation

Unaudited Consolidated Balance Sheets

(In thousands)

	July 28, 2012	January 28, 2012	July 30, 2011

ASSETS

Current assets:
Cash and cash equivalents	$7,312	$14,046	$13,412
Accounts receivable	6,925	2,156	5,564
Inventories	19,720	14,688	13,809
Deferred income taxes	2,556	2,352	1,722
Prepaid expenses and other current assets	4,195	2,799	2,300
Total current assets	40,708	36,041	36,807
Property and equipment, net	43,687	33,199	30,483
Deferred income taxes	2,200	952	—
Other assets, net	2,156	2,120	2,431

TOTAL ASSETS	$88,751	$72,312	$69,721

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$11,621	$8,627	$8,331
Accrued liabilities	7,623	9,893	5,639
Total current liabilities	19,244	18,520	13,970
Deferred and accrued rents	21,926	14,890	14,602
Deferred income taxes	—	—	289
Long-term debt	5,000	22,000	41,000
Total liabilities	46,170	55,410	69,861

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock - $.01 par value, 80.0 million shares authorized; 43.8 million shares issued and outstanding at July 28, 2012; 43.5 million shares issued and outstanding at January 28, 2012; and 43.5 million shares issued and outstanding at July 30, 2011.	438	435	435
Additional paid-in capital	81,353	77,071	73,127
Accumulated deficit	(39,210)	(60,604)	(73,702)
Total stockholders’ equity (deficit)	42,581	16,902	(140)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$88,751	$72,312	$69,721

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	$76,365	$51,221	$137,687	$92,486
Cost of goods sold and occupancy costs	34,549	24,220	63,328	43,861
Gross profit	41,816	27,001	74,359	48,625
Selling, general and administrative expenses	20,931	14,394	38,816	27,599
Income from operations	20,885	12,607	35,543	21,026
Interest expense	(177)	(2,048)	(432)	(4,056)
Loss on early extinguishment of debt	—	(1,591)	—	(1,591)
Other income	115	15	152	49
Income before income tax expense	20,823	8,983	35,263	15,428
Income tax expense	8,171	3,498	13,869	6,025
Net income	$12,652	$5,485	21,394	9,403

Basic earnings per common share	$0.29	$0.13	$0.49	$0.23
Diluted earnings per common share	$0.28	$0.13	$0.48	$0.23

Weighted average shares outstanding:
Basic shares	43,701	40,789	43,637	40,627
Diluted shares	44,739	41,513	44,721	41,296

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional		Total
	Shares Outstanding	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, January 28, 2012	43,538	$435	$77,071	$(60,604)	$16,902
Net income	—	—	—	21,394	21,394
Stock-based compensation	—	—	1,648	—	1,648
Stock options exercised and related tax benefit	233	3	2,634	—	2,637
Balance, July 28, 2012	43,771	$438	$81,353	$(39,210)	$42,581

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Twenty Six Weeks Ended
	July 28, 2012	July 30, 2011
Cash Flows From Operating Activities:
Net income	$21,394	$9,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,422	2,154
Stock-based compensation expense	1,648	987
Excess tax benefit from stock-based compensation	(1,907)	(364)
Loss on sale of assets	20	7
Amortization of debt issuance costs	147	390
Loss on early extinguishment of debt	—	1,591
Deferred income taxes	(1,452)	2,592
Changes in assets and liabilities:
Accounts receivable	(4,769)	(1,146)
Inventories	(5,032)	(1,850)
Prepaid expenses and other assets	(1,578)	25
Accounts payable	2,994	2,185
Accrued liabilities	(363)	(771)
Deferred and accrued rents	7,036	6,379
Net cash provided by operating activities	21,560	21,582

Cash Flows Used by Investing Activities:
Purchase of property and equipment	(13,931)	(11,374)
Other	—	30
Net cash used by investing activities	(13,931)	(11,344)

Cash Flows Used by Financing Activities:
Repayments of borrowings under the prior senior secured credit facility	—	(93,813)
Proceeds from issuance of stock in initial public offering, net of costs	—	44,118
Proceeds from borrowing under the new revolving credit facility	—	41,000
Payment of debt issuance costs	—	(1,468)
Repayments of borrowings under the new revolving credit facility	(17,000)	—
Proceeds from the exercise of stock options	730	457
Excess tax benefit from stock-based compensation	1,907	364
Net cash used by financing activities	(14,363)	(9,342)

Net increase (decrease) in cash and cash equivalents	(6,734)	896
Cash and cash equivalents, beginning of year	14,046	12,516
Cash and cash equivalents, end of period	$7,312	$13,412

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$18,328	$2,688
Interest paid	$315	$4,979

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

The Company operates a national chain of retail locations designed and merchandised to feel like independently owned, upscale boutiques and provide its customers with an inviting, intimate and fun shopping experience. The Company offers a diverse and uniquely balanced mix of apparel, jewelry, accessories and gifts at attractive prices. At July 28, 2012, the Company operated 357 boutiques, which are located in 44 states throughout the United States, and its e-commerce website.

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

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the fiscal year ended January 28, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2012.

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

Fiscal Year

The Company maintains its accounts on a 52- or 53-week year ending on the Saturday closest to January 31st. Fiscal year 2012 is a 53-week year and ends on February 2, 2013. The fiscal quarters ended July 28, 2012 and July 30, 2011 refer to the thirteen-week periods ended as of those dates. The year-to-date periods ended July 28, 2012 and July 30, 2011 refer to the twenty six week periods ended as of those dates.

Supplemental Disclosure of Cash Flow Information

Subsequent to the issuance of the Company’s Form 10-Q for the quarterly period ended April 28, 2012, the Company identified a transposition error in the Supplemental Disclosure of Cash Flow Information presented as part of the Unaudited Consolidated Statements of Cash Flow for the thirteen weeks ended April 28, 2012. Cash paid for income taxes amounting to $4.7 million was erroneously reported as cash paid for interest and cash paid for interest in the amount of $0.2 million was erroneously reported as cash paid for income taxes. Amounts reported for the thirteen weeks ended April 30, 2011 were correctly stated. This error has been corrected in the accompanying Unaudited Consolidated Statements of Cash Flows for the twenty six weeks ended July 28, 2012.

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

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

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

The following table summarizes the potential dilution that could occur if options to acquire common stock were exercised or if the restricted stock grants have fully vested and reconciles the weighted-average common shares outstanding used in the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(in thousands, except per share data)
Numerator:
Net income	$12,652	$5,485	$21,394	$9,403

Denominator:
Weighted-average common shares outstanding - basic	43,701	40,789	43,637	40,627
Options and other dilutive securities	1,038	724	1,084	669
Weighted-average common shares outstanding - diluted	44,739	41,513	44,721	41,296

Per common share:
Basic earnings per common share	$0.29	$0.13	$0.49	$0.23
Diluted earnings per common share	$0.28	$0.13	$0.48	$0.23

3.	Fair value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount reflected in the consolidated balance sheets of financial assets and liabilities, which includes cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated their fair values. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. The carrying amount of the Company’s debt approximates its fair value at July 28, 2012, January 28, 2012 and July 30, 2011 due to the variable component of the interest on debt.

4.	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate. The effective income tax rates for the thirteen weeks ended July 28, 2012 and July 30, 2011 were 39.2% and 38.9%, respectively. The effective income tax rates for the twenty six weeks ended July 28, 2012 and July 30, 2011 were 39.3% and 39.1%, respectively. The difference between our effective tax rate and statutory rate primarily relates to state taxes.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

5.	Credit Facility

New Revolving Credit Facility

On July 27, 2011, Francesca’s Collections, Inc. (the “Borrower”) entered into an Amended and Restated Credit Agreement (the “new revolving credit facility”) with Royal Bank of Canada, as Administrative Agent, and KeyBank National Association, as Syndication Agent, which provided $65.0 million of revolving credit facility (including borrowing capacity available for letters of credit). The new revolving credit facility is scheduled to terminate on July 27, 2016. On July 27, 2011, net proceeds from the Company’s initial public offering, together with $41.0 million of indebtedness under the new revolving credit facility and $6.8 million of cash on hand, were used to repay the $92.0 million (including accrued interest of $0.6 million) outstanding under the prior senior secured credit facility. The prior senior secured credit facility was then terminated. In addition, in connection with the new revolving credit facility, the Company recorded $1.5 million of debt issuance costs that will be amortized over the term of the new revolving credit facility. At July 28, 2012, $60.0 million was available under the new revolving credit facility for future borrowings.

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

The borrowings under the new revolving credit facility bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) in the case of base rate borrowings, a rate equal to the highest of (i) the prime rate of Royal Bank of Canada, (ii) the federal funds rate plus 1/2 of 1% and (iii) the LIBOR for an interest period of one month plus 1.00%; or (b) in the case of LIBOR borrowings, a rate equal to the higher of (i) 1.50% and (ii) the LIBOR for the interest period relevant to such borrowing. The applicable margin for borrowings under the new revolving credit facility will range from 1.25% to 2.25% with respect to base rate borrowings and from 2.25% to 3.25% with respect to LIBOR borrowings, in each case based upon the achievement of specified levels of the ratio of consolidated total debt to consolidated EBITDA. Additionally, the Borrower will be required to pay a fee to the lenders under the new revolving credit facility on the unused amount at a rate ranging from 0.25% to 0.45%, based on the achievement of specified levels of the ratio of consolidated total debt to consolidated EBITDA. The Borrower is also required to pay customary letter of credit fees. During the twenty six weeks ended July 28, 2012, the average interest rate for the LIBOR borrowings was 3.8%.

The new revolving credit facility requires the Borrower to maintain a maximum consolidated total lease adjusted leverage ratio and a minimum consolidated interest coverage ratio, in each case, on the last day of any fiscal quarter and includes a maximum capital expenditure in any fiscal year. The Borrower’s ability to pay dividends to the Company is subject to restrictions including a maximum secured leverage ratio. If the Borrower’s debt under the new revolving credit facility exceeds that ratio, it is restricted from paying dividends. At July 28, 2012, this ratio was within the required limit, thus, the Borrower would have been allowed to pay dividends.

The Borrower is in compliance with the debt covenants of its new revolving credit facility as of July 28, 2012.

6.	Stock-based Compensation

Stock-based compensation cost is measured at the grant date fair value and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company estimates forfeitures for option grants that are not expected to vest. Stock-based compensation cost recognized in the thirteen and twenty six weeks ended July 28, 2012 totaled $0.9 million and $1.6 million, respectively. Stock-based compensation cost recognized in the thirteen and twenty six weeks ended July 30, 2011 totaled $0.5 million and $1.0 million, respectively.

Stock Options

The following table presents stock options granted, exercised, expired and aggregate intrinsic value under the existing Stock Plans for the twenty six weeks ended July 28, 2012.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		(Per share data)	(In Years)	(In thousands)

Outstanding as of January 28, 2012	3,185,112	$8.68
Options granted	10,000	29.19
Options exercised	(232,826)	3.14
Options forfeited or expired	(202,404)	11.44
Outstanding as of July 28, 2012	2,759,882	$9.02	8	$62,954
Exercisable at July 28, 2012	1,503,389	$6.55	7	$38,009

During the twenty six weeks ended July 28, 2012, 10,000 stock options were granted at a weighted average grant date fair value of $18.29. For stock option exercises during the twenty six weeks ended July 28, 2012, cash received, intrinsic value and excess tax benefit totaled $0.7 million, $5.7 million and $1.9 million, respectively. As of July 28, 2012 there was approximately $8.5 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted-average period of 4 years.

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

Minimum future rental payments under non-cancellable operating leases as of July 28, 2012, are approximately as follows:

Fiscal year	Amount
(In thousands)
Remainder of 2012	$10,811
2013	21,593
2014	20,678
2015	19,902
2016	18,947
Thereafter	75,194
$167,125

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

The Company determines its operating segments on the same basis used internally to evaluate performance. The Company’s reporting segments are the operation of boutiques and the e-commerce website, which have been aggregated into one reportable financial segment. The Company aggregates its operating segments because (i) the merchandise offered at boutique locations and through the e-commerce business is largely the same and (ii) management believes that the majority of its e-commerce customers are also customers of boutique locations. All of the Company’s identifiable assets are located in the United States.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

The following is sales information regarding the Company’s major merchandise categories:

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(in thousands)			(in thousands)
Apparel	$40,283	$28,029	$73,157	$50,809
Jewelry	17,173	10,121	30,082	18,237
Accessories	10,822	7,687	20,687	13,791
Gift	7,973	5,365	14,004	9,859
Shipping	96	37	171	83
	76,347	51,239	138,101	92,779
Changes in return reserve	18	(18)	(414)	(293)
Net sales	$76,365	$51,221	$137,687	$92,486

9.	Subsequent Events

Subsequent to July 28, 2012, the Borrower made a principal payment in the aggregate amount of $3.0 million on the new revolving credit facility, bringing the outstanding principal balance to $2.0 million.

On June 14, 2012, the Company’s Board of Directors appointed Mr. Neill Davis to serve as President of the Company effective August 6, 2012. Pursuant to such appointment, Mr. Davis was granted 375,000 stock options that will vest in equal annual installments over a period of three years. The award had a grant date fair value of $5.6 million which will be recognized as expense over the vesting period.

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that may cause such differences include, but are not limited to, the risks described under “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and filed with the Securities and Exchange Commission (“SEC”) on March 21, 2012.

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

During the thirteen weeks ended July 28, 2012, our net sales increased 49.1% to $76.4 million, income from operations increased 65.7% to $20.9 million, net income increased 130.7% to $12.7 million and diluted earnings per share increased 115.4% to $0.28 compared to the same period of the prior year. During the twenty six weeks ended July 28, 2012, our net sales increased 48.9% to $137.7 million, income from operations increased 69.0% to $35.5 million, net income increased 127.5% to $21.4 million and diluted earnings per share increased 108.7% to $0.48 compared to the same period in the prior year.

As of July 28, 2012, we have increased our boutique count to 357 boutiques (including our first outlet boutique) in 44 states from 279 boutiques in 41 states as of July 30, 2011. We plan to open three boutiques for the remainder of the fiscal year.

Results of Operations

The following data represents the amounts shown in our unaudited consolidated statements of operations, both in dollars and as a percentage of net sales, and operating data for the thirteen and twenty six weeks ended July 28, 2012 and July 30, 2011.

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(in thousands, except percentages)
Net sales	$76,365	$51,221	$137,687	$92,486
Cost of goods sold and occupancy costs	34,549	24,220	63,328	43,861
Gross profit	41,816	27,001	74,359	48,625
Selling, general and administrative expenses	20,931	14,394	38,816	27,599
Income from operations	20,885	12,607	35,543	21,026
Interest expense	(177)	(2,048)	(432)	(4,056)
Loss on early extinguishment of debt	—	(1,591)	—	(1,591)
Other income	115	15	152	49
Income before income tax expense	20,823	8,983	35,263	15,428
Income tax expense	8,171	3,498	13,869	6,025
Net income	$12,652	$5,485	21,394	$9,403

Percentage of Sales (5):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	45.2%	47.3%	46.0%	47.4%
Gross profit	54.8%	52.7%	54.0%	52.6%
Selling, general and administrative expenses	27.4%	28.1%	28.2%	29.8%
Income from operations	27.3%	24.6%	25.8%	22.7%
Interest expense	(0.2)%	(4.0)%	(0.3)%	(4.4)%
Loss on early extinguishment of debt	—	(3.1)%	—	(1.7)%
Other income	0.2%	0.0%	0.1%	0.1%
Income before income tax expense	27.3%	17.5%	25.6%	16.7%
Income tax expense	10.7%	6.8%	10.1%	6.5%
Net income	16.6%	10.7%	15.5%	10.2%

Operating data:
Comparable boutique sales growth for period (1)	20.7%	5.4%	18.3%	9.5%
Number of boutiques open at end of period	357	279	357	279
Net sales per average square foot for period (not in thousands)(2)(4)	$161	$137	$306	$266
Average square feet (in thousands)(3)(4)	475	374	450	348
Total gross square feet at end of period (in thousands)	495	394	495	394

(1)	A boutique is included in comparable boutique sales on the first day of the fifteenth full month following the boutique’s opening. When a boutique that is included in comparable boutique sales is relocated, we continue to consider sales from that boutique to be comparable boutique sales. If a boutique is closed for thirty days or longer for a remodel or as a result of weather damage, fire or the like, we no longer consider sales from that boutique to be comparable boutique sales. E-commerce sales are excluded from comparable boutique sales.
(2)	Net sales per average square foot are calculated by dividing net sales for the period by the average square feet during the period (see footnote 3 below).
(3)	Because of our rapid growth, for purposes of providing a sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. For individual quarterly periods, average square feet is calculated as (a) the sum of total gross square feet at the beginning and end of the period, divided by (b) two. For periods consisting of more than one fiscal quarter, average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.
(4)	We revised the calculation of prior year average square feet for periods consisting of more than one fiscal quarter to conform to the current year calculation described in footnote 3. Consequently, net sales per average square foot for the year-to-date period also changed. The following table presents average square feet and net sales per average square foot for the twenty six weeks ended July 28, 2012 and July 30, 2011 calculated using the method described in our Form 10-Q for the period ended July 30, 2011 filed with the SEC on September 7, 2011.

	Twenty Six Weeks Ended
	July 28, 2012	July 30, 2011
Net sales per average square foot (not in thousands)	$305	$265
Average square feet (in thousands)	451	349

(5)	Percentage totals in the above table may not equal the sum of the components due to rounding.

The following table summarizes the number of boutiques open at the beginning and end of the periods indicated.

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Number of boutiques open at beginning of period	327	249	283	207
Boutiques added	30	30	74	72
Boutiques closed	—	—	—	—
Number of boutiques open at the end of period	357	279	357	279

We determine our operating segments on the same basis that we use internally to evaluate performance. Our reporting segments are our boutiques and e-commerce business, which have been aggregated into one reportable financial segment. We aggregate our operating segments because (i) the merchandise offered at our boutique locations and through our e-commerce business is largely the same and (ii) we believe that the majority of our e-commerce customers are also customers of our boutique locations.

Thirteen Weeks Ended July 28, 2012 Compared to Thirteen Weeks Ended July 30, 2011

Net Sales

Net sales increased 49.1% to $76.4 million in the thirteen weeks ended July 28, 2012 from $51.2 million in the thirteen weeks ended July 30, 2011. Non-comparable boutique sales contributed $16.5 million and comparable boutique sales contributed $8.7 million of the sales increase for the thirteen weeks ended July 28, 2012 as compared to the thirteen weeks ended July 30, 2011. The 20.7% increase in comparable boutique sales for the quarter was primarily related to higher average transactions per boutique and higher average dollar sales per transaction. Our e-commerce sales grew by 69.4% in the thirteen weeks ended July 28, 2012 compared to the same period of the prior year. There were 235 comparable boutiques and 122 non-comparable boutiques open at July 28, 2012 compared to 164 and 115, respectively, at July 30, 2011.

The following table presents sales by merchandise category. As shown in the table, sales increased in all of our merchandise categories.

	Thirteen Weeks Ended
	July 28, 2012	July 30, 2011	Change
	(In thousands)
Apparel	$40,283	$28,029	$12,254
Jewelry	17,173	10,121	7,052
Accessories	10,822	7,687	3,135
Gift	7,973	5,365	2,608
Shipping	96	37	59
	76,347	51,239	25,108
Changes in return reserve	18	(18)	36
Net sales	$76,365	$51,221	$25,144

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 42.6% to $34.5 million in the thirteen weeks ended July 28, 2012 from $24.2 million in the thirteen weeks ended July 30, 2011. Cost of merchandise and freight expenses increased by $7.5 million driven by the increased sales volume. Occupancy costs increased by $2.5 million principally due to the increase in the number of boutiques in operation during the thirteen weeks ended July 28, 2012 compared to the same period of the prior year. Allowance for shrinkage increased by $0.3 million due to increased sales. As a percentage of net sales, cost of goods sold and occupancy costs decreased to 45.2% in the thirteen weeks ended July 28, 2012 from 47.3% in the thirteen weeks ended July 30, 2011 primarily due to leveraging of occupancy costs.

Gross Profit

Gross profit increased 54.9% to $41.8 million in the thirteen weeks ended July 28, 2012 from $27.0 million in the thirteen weeks ended July 30, 2011. Gross margin measures gross profit as a percentage of net sales. Gross margin increased to 54.8% for the thirteen weeks ended July 28, 2012 from 52.7% for the thirteen weeks ended July 30, 2011 primarily due to leveraging of occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 45.4% to $20.9 million in the thirteen weeks ended July 28, 2012 from $14.4 million in the thirteen weeks ended July 30, 2011. Of the total increase, $3.2 million was attributable to the increase in selling expenses principally caused by the increase in the number of boutiques in operation in the thirteen weeks ended July 28, 2012 compared to the same period of the prior year. Specifically, payroll and related expenses increased by $2.8 million, credit card merchant fees increased by $0.2 million and boutique and office supplies expense increased by $0.2 million. General and administrative expenses increased by $3.3 million primarily due to a $1.3 million increase in the Company’s reserve for contingent liabilities. Additionally, payroll and related expenses increased by $1.0 million, professional fees increased by $0.2 million, and freight expense increased by $0.2 million. These increases were primarily due to additional corporate office and distribution employees to support the larger boutique base and increased net sales as well as additional costs incurred to meet the ongoing requirements for a public company. As a percentage of net sales, selling, general and administrative expense decreased to 27.4% in the thirteen weeks ended July 28, 2012 as compared to 28.1% in the thirteen weeks ended July 30, 2011.

Income from Operations

Income from operations increased by 65.7% to $20.9 million, or 27.3% of net sales, in the thirteen weeks ended July 28, 2012 from $12.6 million, or 24.6% of net sales, in the thirteen weeks ended July 30, 2011. This increase was principally due to an increase of $14.8 million in gross profit partially offset by a $6.5 million increase in selling, general and administrative expenses.

Interest Expense

Interest expense decreased by 91.4% to $0.2 million in the thirteen weeks ended July 28, 2012 from $2.0 million in the thirteen weeks ended July 30, 2011 due to the lower average outstanding balance on our credit facilities during the second quarter of fiscal year 2012 compared to the same period of the prior year.

Income Tax Expense

Income tax expense increased to $8.2 million in the thirteen weeks ended July 28, 2012 from $3.5 million the thirteen weeks ended July 30, 2011 due to the increase in taxable income. Our effective tax rate increased to 39.2% in the thirteen weeks ended July 28, 2012 as compared to our effective tax rate of 38.9% in the thirteen weeks ended July 30, 2011.

Net Income

Net income increased 130.7% to $12.7 million in the thirteen weeks ended July 28, 2012 from $5.5 million in the thirteen weeks ended July 30, 2011. This improvement was due to an increase of $14.8 million in gross profit, a reduction of $1.9 million in interest expense and the absence of $1.6 million in loss in early extinguishment of debt. These improvements were partially offset by increases of $6.5 million in selling, general and administrative expenses and $4.7 million in provision for income taxes.

Twenty Six Weeks Ended July 28, 2012 Compared to Twenty Six Weeks Ended July 30, 2011

Net Sales

Net sales increased 48.9% to $137.7 million in the twenty six weeks ended July 28, 2012 from $92.5 million in the twenty six weeks ended July 30, 2011. Non-comparable boutique sales contributed $31.0 million and comparable boutique sales contributed $14.3 million of the sales increase for the twenty six weeks ended July 28, 2012 as compared to the twenty six weeks ended July 30, 2011. The 18.3% increase in comparable boutique sales was primarily related to higher average transactions per boutique and higher average dollar sales per transaction. Our e-commerce sales grew by 56.1% in the twenty six weeks ended July 28, 2012 compared to the same period of the prior year. There were 235 comparable boutiques and 122 non-comparable boutiques open at July 28, 2012 compared to 164 and 115, respectively, at July 30, 2011.

The following table presents sales by merchandise category. As shown in the table, sales increased in all of our merchandise categories.

	Twenty Six Weeks Ended
	July 28, 2012	July 30, 2011	Change
		(In thousands)
Apparel	$73,157	$50,809	$22,348
Jewelry	30,082	18,237	11,845
Accessories	20,687	13,791	6,896
Gift	14,004	9,859	4,145
Shipping	171	83	88
	138,101	92,779	45,322
Changes in return reserve	(414)	(293)	(121)
Net sales	$137,687	$92,486	$45,201

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 44.4% to $63.3 million in the twenty six weeks ended July 28, 2012 from $43.9 million in the twenty six weeks ended July 30, 2011. Cost of merchandise and freight expenses increased by $13.6 million, driven by the increased sales volume. Occupancy costs increased by $5.1 million principally due to the increase in the number of boutiques in operation during the twenty six weeks ended July 28, 2012 compared to the same period of the prior year. Allowance for shrinkage increased by $0.8 million, due to increased sales. As a percentage of net sales, cost of goods sold and occupancy costs decreased to 46.0% in the twenty six weeks ended July 28, 2012 from 47.4% in the twenty six weeks ended July 30, 2011 due to leveraging of occupancy costs.

Gross Profit

Gross profit increased 52.9% to $74.4 million in the twenty six weeks ended July 28, 2012 from $48.6 million in the twenty six weeks ended July 30, 2011. Gross margin measures gross profit as a percentage of net sales. Gross margin increased to 54.0% for the twenty six weeks ended July 28, 2012 from 52.6% for the twenty six weeks ended July 30, 2011 due to leveraging of occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 40.6% to $38.8 million in the twenty six weeks ended July 28, 2012 from $27.6 million in the twenty six weeks ended July 30, 2011. Of the total increase, $5.8 million was attributable to the increase in selling expenses, principally caused by the increase in the number of boutiques in operation in the twenty six weeks ended July 28, 2012 compared to the same period of the prior year. Specifically, payroll and related expenses increased by $5.1 million, credit card merchant fees increased by $0.4 million and boutique and office supplies expense increased by $0.3 million. General and administrative expenses increased by $5.5 million due to the costs of adding corporate office and distribution employees to support the larger boutique base and increased net sales as well as additional costs incurred to meet the ongoing requirements for a public company. Specifically, payroll and related expenses increased by $2.3 million, professional fees increased by $0.4 million, freight expense increased by $0.3 million and depreciation expense increased by $0.3 million. In addition, our reserve for contingent liabilities increased by $1.5 million during the twenty six weeks ended July 28, 2012. As a percentage of net sales, selling, general and administrative expense decreased to 28.2% in the twenty six weeks ended July 28, 2012 as compared to 29.8% in the twenty six weeks ended July 30, 2011.

Income from Operations

Income from operations increased by 69.0% to $35.5 million, or 25.8% of net sales, in the twenty six weeks ended July 28, 2012 from $21.0 million, or 22.7% of net sales, in the twenty six weeks ended July 30, 2011. This increase was principally due to an increase of $25.7 million in gross profit partially offset by an $11.2 million increase in selling, general and administrative expenses.

Interest Expense

Interest expense decreased by 89.3% to $0.4 million in the twenty six weeks ended July 28, 2012 from $4.1 million in the twenty six weeks ended July 30, 2011 due to the lower average outstanding balance on our credit facilities during the twenty six weeks ended July 28, 2012 compared to the same period of the prior year.

Income Tax Expense

Income tax expense increased to $13.9 million in the twenty six weeks ended July 28, 2012 from $6.0 million in the twenty six weeks ended July 30, 2011 due to the increase in taxable income. Our effective tax rate increased to 39.3% in the twenty six weeks ended July 28, 2012 as compared to our effective tax rate of 39.1% in the twenty six weeks ended July 30, 2011.

Net Income

Net income increased 127.5% to $21.4 million in the twenty six weeks ended July 28, 2012 from $9.4 million in the twenty six weeks ended July 30, 2011. This improvement was due to an increase of $25.7 million in gross profit, a reduction of $3.6 million in interest expense and the absence of $1.6 million in loss on early extinguishment of debt. These improvements were partially offset by increases of $11.2 million in selling, general and administrative expenses and $7.8 million in provision for income taxes.

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

We were in compliance with all covenants under our revolving credit facility as of July 28, 2012. At July 28, 2012, we had $7.3 million of cash and cash equivalents and $60.0 million in borrowing availability under our new revolving credit facility. There were no letters of credit outstanding at July 28, 2012.

We expect that our cash flow from operations along with borrowings under our revolving credit facility and tenant allowances for new boutiques will be sufficient to fund capital expenditures and our working capital requirements for, at least, the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table:

	Twenty Six Weeks Ended
	July 28, 2012	July 30, 2011
	(In thousands)
Provided by operating activities	$21,560	$21,582
Used for investing activities	(13,931)	(11,344)
Used by financing activities	(14,363)	(9,342)
Net increase (decrease) in cash and cash equivalents	$(6,734)	$896

Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords. Net cash provided by operating activities of $21.6 million in the twenty six weeks ended July 28, 2012 consisted of net earnings, adjusted for non-cash charges, increases in accounts payable and deferred and accrued rents offset by increases in accounts receivable, inventories, prepaid expenses and other assets and a decrease in accrued liabilities. Net cash provided by operating activities of $21.6 million in the twenty six weeks ended July 30, 2011 consisted of net earnings, adjusted for non-cash charges, increases in accounts payable, deferred and accrued rents offset by increases in accounts receivable, inventories and a decrease in accrued liabilities. The increases in our working capital components were due to the increase in the number of boutiques in operation in the twenty six weeks ended July 28, 2012 compared to the same period of the prior year. Accrued liabilities was lower at July 28, 2012 as a result of lower income tax payable due to overpayment while the decrease in accrued liabilities at July 30, 2011 was primarily due to lower accrued interest.

Investing Activities

Investing activities consist primarily of capital expenditures for new boutiques, improvements to existing boutiques, as well as investment in information technology and our distribution facility.

	Twenty Six Weeks Ended
	July 28, 2012	July 30, 2011
	(In thousands)
Capital expenditures for:
New boutiques	$8,600	$9,844
Existing boutiques	623	452
Technology	663	833
Corporate and distribution	4,045	245
Proceeds from sale of property and equipment	—	(30)
Net cash used in investing activities	$13,931	$11,344

Our total capital expenditures for the twenty six weeks ended July 28, 2012 and July 30, 2011 were $13.9 million and $11.3 million, respectively, with new boutiques accounting for most of our spending at $8.6 million and $9.8 million, respectively, over the same period. Spending for new boutiques included amounts associated with boutiques that will open subsequent to the end of each fiscal quarter. The Company opened 74 boutiques in the twenty six weeks ended July 28, 2012 compared to 72 boutiques in the twenty six weeks ended July 30, 2011. The average cost of the leasehold improvements, equipment, furniture and fixtures, excluding tenant allowances, for new boutiques opened in the twenty six weeks ended July 28, 2012 and July 30, 2011 was $184,000 and $170,000, respectively. The increase in the average capital expenditures for new boutiques was primarily due an increase in the cost of leasehold improvements, signage and technological enhancements. We expect that costs of opening new boutiques will continue to increase in future years. However, we expect that any such increases will not be material and should not adversely impact our expansion plans or payback period and return on our net investment. The average tenant allowance per new boutique was $92,000 and $81,000 in the twenty six weeks ended July 28, 2012 and July 30, 2011, respectively. Tenant allowances are amortized as a reduction in rent expense over the term of the lease. The average collection period for these allowances is approximately six months after boutique opening. As a result, we fund the cost of new boutiques with cash flow from operations, build-out allowances from our landlords, or borrowings under our revolving credit facility. Capital expenditures for corporate and distribution amounting to $4.0 million for the twenty six weeks ended July 28, 2012 consisted mainly of the new corporate office build-out, while the prior period amount of $0.2 million was spent on miscellaneous corporate and distribution facility enhancements.

Management anticipates that capital expenditures for the remainder of fiscal year 2012 will be approximately $6.1 million to $7.1 million. Of this amount, approximately $4.7 million to $5.2 million will be spent on new boutique openings and major part of the remaining amount will be spent on our technology initiatives. We expect that our cash flow from operations along with borrowings under our revolving credit facility and tenant allowances for new boutiques will be sufficient to fund our capital expenditures for the rest of fiscal year 2012.

Financing Activities

Financing activities consist principally of borrowings and payments under our revolving credit facility as well as proceeds from the exercise of stock options and the related tax consequence.

Net cash used in financing activities in the twenty six weeks ended July 28, 2012 of $14.4 million consisted of $17.0 million repayment of borrowings under our revolving credit facility offset by $2.6 million proceeds from stock option exercises and the related tax benefit. Net cash used in financing activities in the twenty six weeks ended July 30, 2011 of $9.3 million consisted of $93.8 million repayments of borrowings under our prior senior secured credit facility and $1.5 million payment of debt issuance costs offset by $44.1 million proceeds from our IPO, $41.0 million proceeds from our new revolving credit facility and $0.8 million proceeds from stock option exercises and the related tax benefit.

Revolving Credit Facility

On July 27, 2011, Francesca’s Collections, Inc., our indirect wholly-owned subsidiary, entered into a revolving credit facility in the aggregate amount of $65.0 million that matures on July 27, 2016. The revolving credit facility includes borrowing capacity available for letters of credit. At July 28, 2012, we had $60.0 million in borrowing availability under our revolving credit facility.

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

The borrowings under the revolving credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate of Royal Bank of Canada, (2) the federal funds rate plus 1/2 of 1%, and (3) the LIBOR for an interest period of one month plus 1.00%, or (b) in the case of LIBOR borrowings, a rate equal to the higher of (1) 1.50% and (2) the LIBOR for the interest period relevant to such borrowing. The applicable margin for borrowings under the revolving credit facility ranges from 1.25% to 2.25% with respect to base rate borrowings and from 2.25% to 3.25% with respect to LIBOR borrowings, in each case based upon the achievement of specified levels of a ratio of consolidated total debt to consolidated EBITDA. Additionally, we are required to pay a fee to the lenders under the revolving credit facility on the un-borrowed amount at a rate ranging from 0.25% to 0.45%, based on the achievement of specified levels of a ratio of consolidated total debt to consolidated EBITDA. We are also required to pay customary letter of credit fees. During the twenty six weeks ended July 28, 2012, the average interest rate for our LIBOR borrowings was 3.8%.

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

We were in compliance with the financial covenants under our revolving credit facility as of July 28, 2012. Further, Francesca’s Collections’ ability to pay dividends is subject to restrictions including a maximum secured leverage ratio. If Francesca’s Collections’ debt under the revolving credit facility exceeds that ratio, it is restricted from paying dividends. At July 28, 2012, this ratio was within the required limit, thus, Francesca’s Collections would have been allowed to pay dividends.

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

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the SEC on March 21, 2012. As of July 28, 2012, there were no significant changes to any of our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the SEC on March 21, 2012.

Contractual Obligations

Except as set forth below, there have been no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and filed with the SEC on March 21, 2012, other than those which occur in the normal course of business.

As of July 28, 2012, the outstanding principal balance under our revolving credit facility was reduced to $5.0 million, which matures on July 27, 2016. Estimated interest payments for the remaining term of our revolving credit facility also decreased due to the lower outstanding balance.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Subsequent Events

Subsequent to July 28, 2012, the Borrower made principal payments in the aggregate amount of $3.0 million on our revolving credit facility, bringing the outstanding principal balance to $2.0 million.

On June 14, 2012, the Company’s Board of Directors appointed Mr. Neill Davis to serve as President of the Company effective August 6, 2012. Pursuant to such appointment, Mr. Davis was granted 375,000 stock options that will vest in equal annual installments over a period of three years. The award had a grant date fair value of $5.6 million which will be recognized as expense over the vesting period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our prior senior secured credit facility. At July 28, 2012, the interest rate on our borrowings under the new revolving credit facility was 3.75%. Based on a sensitivity analysis at July 28, 2012, assuming the loan balance would be outstanding for a full fiscal year, a 100 basis point increase in interest rates would increase our annual interest by approximately $0.1 million. We do not use derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of July 28, 2012.

There were no changes in our internal control over financial reporting during the quarter ended July 28, 2012 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The following is an additional risk factor to the risk factors previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and filed with the SEC on March 21, 2012.

We depend on our senior management personnel and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.

Our future success is substantially dependent on the continued service of our senior management, particularly Mr. Neill Davis, one of our directors since 2007 and our current President. Mr. Davis will become our Chief Executive Officer beginning January 1, 2013. Mr. Davis has extensive experience both with our company and in our industry and is familiar with our business, systems and processes. The loss of services of one or more of our key employees could impair our ability to manage our business effectively and could have an adverse effect on our business, as we may not be able to find suitable individuals to replace them on a timely basis or at all. In addition, any departures of key personnel could be viewed in a negative light by investors and analysts, which could cause our common stock price to decline. We do not maintain key person insurance on any employee. In addition to these key employees, we have other employees in positions, including those employees responsible for our merchandising and operations departments that, if vacant, could cause a temporary disruption in our business until such positions are filled.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

We recently completed the design of our boutiques’ new point-of-sale system. During the third quarter of fiscal year 2012, we expect to begin deployment of the new software to our boutiques. We expect to complete the roll-out of the new point-of-sale system to all boutiques in the first quarter of fiscal year 2013.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Employment Letter Agreement between Francesca’s Holdings Corporation and Neill Davis effective as of August 6, 2012 incorporated by reference to Exhibit 10.1 of Form 8-K filed by Francesca’s Holdings Corporation on July 7, 2012

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of July 28, 2012, January 28, 2012 and July 30, 2011, (22) the Unaudited Consolidated Statements of Operations for the thirteen and twenty six weeks ended July 28, 2012 and July 30, 2011, (iii) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the twenty six weeks ended July 28, 2012, (iv) Unaudited Consolidated Statements of Cash Flows for the twenty six weeks ended July 28, 2012 and July 30, 2011 and (v) the Notes to the Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Francesca’s Holdings Corporation
(Registrant)

Date: September 4, 2012	/s/ Cynthia Thomassee
Cynthia Thomassee
Interim Chief Financial Officer, Vice President of Accounting and Controller (duly authorized officer and Principal Financial and Accounting Officer)

