Form 10-Q
period 2012-10-27
Francesca's Holdings CORP
filed 2012-12-07
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 27, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number: 001-35239

FRANCESCA’S HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-8874704
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8760 Clay Road, Houston, Texas	77080
(Address of principal executive offices)	(Zip Code)

(713) 864-1358

(Registrant’s telephone number, including area code)

3480 W. 12th Street,

Houston, Texas 77008

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

The registrant had 43,855,030 shares of its common stock outstanding as of November 26, 2012.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Francesca’s Holdings Corporation

Unaudited Consolidated Balance Sheets

(In thousands)

	October 27, 2012	January 28, 2012	October 29, 2011

ASSETS

Current assets:
Cash and cash equivalents	$12,906	$14,046	$14,982
Accounts receivable	5,076	2,156	3,571
Inventories	23,523	14,462	16,546
Deferred income taxes	2,872	2,352	1,784
Prepaid expenses and other current assets	4,622	3,025	3,041
Total current assets	48,999	36,041	39,924
Property and equipment, net	43,021	33,199	29,973
Deferred income taxes	1,923	952	—
Other assets, net	2,372	2,120	2,698

TOTAL ASSETS	$96,315	$72,312	$72,595

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$11,811	$8,627	$8,713
Accrued liabilities	6,649	9,893	5,931
Total current liabilities	18,460	18,520	14,644
Deferred and accrued rents	21,895	14,890	14,839
Deferred income taxes	—	—	455
Long-term debt	—	22,000	35,000
Total liabilities	40,355	55,410	64,938

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock - $.01 par value, 80.0 million shares authorized; 43.9 million shares issued and outstanding at October 27, 2012; 43.5 million shares issued and outstanding at January 28, 2012; and 43.5 million shares issued and outstanding at October 29, 2011	438	435	435
Additional paid-in capital	83,935	77,071	76,179
Accumulated deficit	(28,413)	(60,604)	(68,957)
Total stockholders’ equity	55,960	16,902	7,657

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$96,315	$72,312	$72,595

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	$71,986	$50,020	$209,673	$142,506
Cost of goods sold and occupancy costs	34,115	24,187	97,443	68,048
Gross profit	37,871	25,833	112,230	74,458
Selling, general and administrative expenses	20,144	17,789	58,960	45,388
Income from operations	17,727	8,044	53,270	29,070
Interest expense	(114)	(473)	(546)	(4,529)
Loss on early extinguishment of debt	—	—	—	(1,591)
Other income	105	198	257	248
Income before income tax expense	17,718	7,769	52,981	23,198
Income tax expense	6,921	3,025	20,790	9,050
Net income	$10,797	$4,744	32,191	14,148

Basic earnings per common share	$0.25	$0.11	$0.74	$0.34
Diluted earnings per common share	$0.24	$0.11	$0.72	$0.33

Weighted average shares outstanding:
Basic shares	43,825	43,538	43,700	41,601
Diluted shares	44,911	44,533	44,791	42,421

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional		Total
	Shares Outstanding	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, January 28, 2012	43,538	$435	$77,071	$(60,604)	$16,902
Net income	—	—	—	32,191	32,191
Stock-based compensation	—	—	2,684	—	2,684
Restricted stocks vested	3	—	—	—	—
Stock options exercised and related tax benefit	314	3	4,180	—	4,183
Balance, October 27, 2012	43,855	$438	$83,935	$(28,413)	$55,960

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirty Nine Weeks Ended
	October 27, 2012	October 29, 2011
Cash Flows From Operating Activities:
Net income	$32,191	$14,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	5,458	3,509
Stock-based compensation expense	2,684	3,907
Excess tax benefit from stock-based compensation	(2,193)	(449)
Loss on sale of assets	89	20
Amortization of debt issuance costs	220	462
Loss on early extinguishment of debt	—	1,591
Deferred income taxes	(1,491)	2,696
Changes in assets and liabilities:
Accounts receivable	(2,920)	931
Inventories	(9,061)	(4,677)
Prepaid expenses and other assets	(2,068)	(965)
Accounts payable	3,184	2,567
Accrued liabilities	(1,051)	(479)
Deferred and accrued rents	7,005	6,616
Net cash provided by operating activities	32,047	29,877

Cash Flows Used by Investing Activities:
Purchase of property and equipment	(15,370)	(12,236)
Other	—	35
Net cash used in investing activities	(15,370)	(12,201)

Cash Flows Used by Financing Activities:
Proceeds from issuance of stock in initial public offering, net of costs	—	44,118
Proceeds from borrowing under the new revolving credit facility	—	41,000
Repayment of borrowings under the prior senior secured credit facility	—	(93,813)
Repayment of borrowings under the new revolving credit facility	(22,000)	(6,000)
Payment of debt issuance costs	—	(1,468)
Proceeds from the exercise of stock options	1,990	504
Excess tax benefit from stock-based compensation	2,193	449
Net cash used in financing activities	(17,817)	(15,210)

Net increase (decrease) in cash and cash equivalents	(1,140)	2,466
Cash and cash equivalents, beginning of year	14,046	12,516
Cash and cash equivalents, end of period	$12,906	$14,982

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$26,182	$6,300
Interest paid	$405	$5,027

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

The Company operates a national chain of retail locations designed and merchandised to feel like independently owned, upscale boutiques and provide its customers with an inviting, intimate and fun shopping experience. The Company offers a diverse and uniquely balanced mix of apparel, jewelry, accessories and gifts at attractive prices. At October 27, 2012, the Company operated 359 boutiques, which are located in 44 states throughout the United States, and its e-commerce website.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. The financial information as of January 28, 2012 was derived from the Company’s audited consolidated financial statements and notes thereto as of and for the fiscal year ended January 28, 2012, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2012.

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

Fiscal Year

The Company maintains its accounts on a 52- or 53-week year ending on the Saturday closest to January 31st. Fiscal year 2012 is a 53-week year and ends on February 2, 2013. The fiscal quarters ended October 27, 2012 and October 29, 2011 refer to the thirteen-week periods ended on those dates. The year-to-date periods ended October 27, 2012 and October 29, 2011 refer to the thirty nine week periods ended on those dates.

Reclassifications

Certain prior period amounts have been reclassified as prepaid expenses and other current assets in order to provide consistent comparative information. These reclassifications do not materially impact the unaudited consolidated financial statements for the prior periods presented.

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

The following table summarizes the potential dilution that could occur if options to acquire common stock were exercised or if the restricted stock grants have fully vested and reconciles the weighted-average common shares outstanding used in the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(in thousands, except per share data)
Numerator:
Net income	$10,797	$4,744	$32,191	$14,148

Denominator:
Weighted-average common shares outstanding - basic	43,825	43,538	43,700	41,601
Options and other dilutive securities	1,086	995	1,091	820
Weighted-average common shares outstanding - diluted	44,911	44,533	44,791	42,421

Per common share:
Basic earnings per common share	$0.25	$0.11	$0.74	$0.34
Diluted earnings per common share	$0.24	$0.11	$0.72	$0.33

Stock options to purchase common stock of the Company totaling 0.4 million shares in each of the thirteen and thirty nine weeks ended October 27, 2012 and 0.9 million shares in each of the thirteen and thirty nine weeks ended October 29, 2011 were excluded from the calculation of diluted earnings per common share due to their anti-dilutive effect.

3.	Fair value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount reflected in the consolidated balance sheets of financial assets and liabilities, which includes cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated their fair values. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. The carrying amount of the Company’s debt approximates its fair value at January 28, 2012 and October 29, 2011 due to the variable component of the interest on debt.

4.	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate. The effective income tax rates for the thirteen weeks ended October 27, 2012 and October 29, 2011 were 39.1% and 38.9%, respectively. The effective income tax rates for the thirty nine weeks ended October 27, 2012 and October 29, 2011 were 39.2% and 39.0%, respectively. The difference between our effective tax rate and statutory rate primarily relates to state taxes.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

5.	Credit Facility

On July 27, 2011, Francesca’s Collections, Inc. (the “Borrower”) entered into an Amended and Restated Credit Agreement (the “new revolving credit facility”) with Royal Bank of Canada, as Administrative Agent, and KeyBank National Association, as Syndication Agent, which provided $65.0 million of revolving credit facility (including borrowing capacity available for letters of credit). The new revolving credit facility is scheduled to terminate on July 27, 2016. On July 27, 2011, net proceeds from the Company’s initial public offering, together with $41.0 million of indebtedness under the new revolving credit facility and $6.8 million of cash on hand, were used to repay the $92.0 million (including accrued interest of $0.6 million) outstanding under the prior senior secured credit facility. The prior senior secured credit facility was then terminated. In addition, in connection with the new revolving credit facility, the Company recorded $1.5 million of debt issuance costs that will be amortized over the term of the new revolving credit facility. At October 27, 2012, there were no borrowings outstanding under the new revolving credit facility.

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

The borrowings under the new revolving credit facility bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) in the case of base rate borrowings, a rate equal to the highest of (i) the prime rate of Royal Bank of Canada, (ii) the federal funds rate plus 1/2 of 1% and (iii) the LIBOR for an interest period of one month plus 1.00%; or (b) in the case of LIBOR borrowings, a rate equal to the higher of (i) 1.50% and (ii) the LIBOR for the interest period relevant to such borrowing. The applicable margin for borrowings under the new revolving credit facility will range from 1.25% to 2.25% with respect to base rate borrowings and from 2.25% to 3.25% with respect to LIBOR borrowings, in each case based upon the achievement of specified levels of the ratio of consolidated total debt to consolidated EBITDA. Additionally, the Borrower will be required to pay a fee to the lenders under the new revolving credit facility on the unused amount at a rate ranging from 0.25% to 0.45%, based on the achievement of specified levels of the ratio of consolidated total debt to consolidated EBITDA. The Borrower is also required to pay customary letter of credit fees. During the thirty nine weeks ended October 27, 2012, amounts outstanding under the new revolving credit facility accrued interest at an average rate of 3.8%.

The new revolving credit facility requires the Borrower to maintain a maximum consolidated total lease adjusted leverage ratio and a minimum consolidated interest coverage ratio, in each case, on the last day of any fiscal quarter and includes a maximum capital expenditure in any fiscal year. The Borrower’s ability to pay dividends to the Company is subject to restrictions including a maximum secured leverage ratio. If the Borrower’s debt under the new revolving credit facility exceeds that ratio, it is restricted from paying dividends. At October 27, 2012, this ratio was within the required limit, thus, the Borrower would have been allowed to pay dividends.

The Borrower was in compliance with the debt covenants of its new revolving credit facility at October 27, 2012.

6.	Stock-based Compensation

Stock-based compensation cost is measured at the grant date fair value and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company estimates forfeitures for option grants that are not expected to vest. Stock-based compensation cost recognized in the thirteen and thirty nine weeks ended October 27, 2012 totaled $1.0 million and $2.7 million, respectively. Stock-based compensation cost recognized in the thirteen and thirty nine weeks ended October 29, 2011 totaled $2.9 million and $3.9 million, respectively.

Stock Options

The following table presents stock options granted, exercised, expired and aggregate intrinsic value under the existing Stock Plans for the thirty nine weeks ended October 27, 2012.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		(Per share data)	(In Years)	(In thousands)

Outstanding as of January 28, 2012	3,185,112	$8.68
Options granted	385,000	30.71
Options exercised	(313,765)	6.34
Options forfeited or expired	(202,404)	11.44
Outstanding as of October 27, 2012	3,053,943	$11.51	8	$54,859
Exercisable at October 27, 2012	1,441,131	$6.08	7	$33,469

During the thirty nine weeks ended October 27, 2012, 385,000 stock options were granted at a weighted average grant date fair value of $15.07. For stock option exercises during the thirty nine weeks ended October 27, 2012, cash received, intrinsic value and excess tax benefit totaled $2.0 million, $7.1 million and $2.2 million, respectively.

The following table summarizes the assumptions used to measure the grant date fair value of stock options using the Black Scholes option pricing model.

Thirty Nine Weeks Ended October 27, 2012
Expected volatility (1)	51.8% – 68.2%
Risk-free interest rate (2)	0.8% – 0.9%
Expected term (in years) (3)	6.0 – 6.5
Expected dividend yield	—

(1)	The expected volatility incorporates historical volatility of similar entities whose share prices are publicly available. The Company determined that the use of historical volatility for similar entities represents a more accurate calculation of option fair value than actual Company stock experience because of the limited duration the Company’s stock has been publicly traded.
(2)	The risk-free interest rate was determined based on the rate of Treasury instruments with maturities similar to those of the expected term of the award being valued.
(3)	Represents the period of time options are expected to be outstanding. The weighted-average expected option term was determined using the “simplified method” as allowed by SEC Staff Accounting Bulletin 114, Topic 14. The expected term used to value a share option grant under the simplified method is the midpoint between the vesting date and the contractual term of the share option. This method was used due to the lack of sufficient historical data to provide a basis upon which to estimate the expected term.

As of October 27, 2012 there was approximately $13.1 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted-average period of 3 years.

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

Minimum future rental payments under non-cancellable operating leases as of October 27, 2012, are approximately as follows:

Fiscal year	Amount
(In thousands)
Remainder of 2012	$5,482
2013	23,306
2014	22,665
2015	21,916
2016	21,022
Thereafter	84,259
$178,650

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

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

Overview

francesca’s® is one of the fastest growing specialty retailers in the United States. Our retail locations are designed and merchandised to feel like independently owned, upscale boutiques and provide our customers with an inviting, intimate and fun shopping experience. We believe we offer compelling value with a diverse and uniquely balanced mix of high-quality, trend-right apparel, jewelry, accessories and gifts at attractive prices. We tailor our assortment to appeal to our core 18-35 year-old, fashion conscious, female customer, although we find that women of all ages are attracted to our eclectic and sophisticated merchandise selection and boutique setting. We carry a broad selection but limited quantities of individual styles and introduce new merchandise to our boutiques five days a week in order to create a sense of scarcity and newness, which helps drive customer shopping frequency and loyalty.

During the thirteen weeks ended October 27, 2012, our net sales increased 43.9% to $72.0 million, income from operations increased 120.4% to $17.7 million and net income increased 127.6% to $10.8 million compared to the same period of the prior year. During the thirty nine weeks ended October 27, 2012, our net sales increased 47.1% to $209.7 million, income from operations increased 83.2% to $53.3 million and net income increased 127.5% to $32.2 million compared to the same period in the prior year.

As of October 27, 2012, we have increased our boutique count to 359 boutiques (including our first outlet boutique) in 44 states from 283 boutiques in 41 states as of October 29, 2011.

Results of Operations

The following data represents the amounts shown in our unaudited consolidated statements of operations, both in dollars and as a percentage of net sales, and operating data for the thirteen and thirty nine weeks ended October 27, 2012 and October 29, 2011.

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(in thousands, except percentages)

Net sales	$71,986	$50,020	$209,673	$142,506
Cost of goods sold and occupancy costs	34,115	24,187	97,443	68,048
Gross profit	37,871	25,833	112,230	74,458
Selling, general and administrative expenses	20,144	17,789	58,960	45,388
Income from operations	17,727	8,044	53,270	29,070
Interest expense	(114)	(473)	(546)	(4,529)
Loss on early extinguishment of debt	—	—	—	(1,591)
Other income	105	198	257	248
Income before income tax expense	17,718	7,769	52,981	23,198
Income tax expense	6,921	3,025	20,790	9,050
Net income	$10,797	$4,744	$32,191	$14,148

Percentage of Sales (5):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	47.4%	48.4%	46.5%	47.8%
Gross profit	52.6%	51.6%	53.5%	52.2%
Selling, general and administrative expenses	28.0%	35.6%	28.1%	31.8%
Income from operations	24.6%	16.1%	25.4%	20.4%
Interest expense	(0.2)%	(0.9)%	(0.3%)	(3.2%)
Loss on early extinguishment of debt	—	—	—	(1.1%)
Other income	0.1%	0.4%	0.1%	0.2%
Income before income tax expense	24.6%	15.5%	25.3%	16.3%
Income tax expense	9.6%	6.0%	9.9%	6.4%
Net income	15.0%	9.5%	15.4%	9.9%

Operating data:
Comparable boutique sales growth for period (1)	16.7%	6.5%	17.7%	8.4%
Number of boutiques open at end of period	359	283	359	283
Net sales per average square foot for period (not in thousands)(2)(4)	$145	$126	$454	$395
Average square feet per boutique at the end of the period (not in thousands)(3)	1,387	1,410	1,387	1,410
Total gross square feet at end of period (in thousands)	498	399	498	399

(1)	A boutique is included in comparable boutique sales on the first day of the fifteenth full month following the boutique’s opening. When a boutique that is included in comparable boutique sales is relocated, we continue to consider sales from that boutique to be comparable boutique sales. If a boutique is closed for thirty days or longer for a remodel or as a result of weather damage, fire or the like, we no longer consider sales from that boutique to be comparable boutique sales. E-commerce sales are excluded from comparable boutique sales.
(2)	Net sales per average square foot are calculated by dividing net sales for the period by the average total square feet during the period. Because of our rapid growth, for purposes of providing a net sales per square foot measure, we use average total square feet during the period as opposed to total gross square feet at the end of the period. For individual quarterly periods, average total square feet is calculated as (a) the sum of total gross square feet at the beginning and end of the period, divided by (b) two. For periods consisting of more than one fiscal quarter, average total square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average total square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.
(3)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period. We have provided average square feet per boutique in our Annual Report on Form 10-K but not in our quarterly reports on Form 10-Q. We believe that adding this data on a quarterly basis provides relevant information to investors as of a more current date.

(4)	We revised the calculation of prior year average total square feet for periods consisting of more than one fiscal quarter to conform to the current year calculation described in footnote 2. Consequently, net sales per average square foot for the year-to-date period also changed. The following table presents average total square feet and net sales per average square foot for the thirty nine weeks ended October 27, 2012 and October 29, 2011 calculated using the method described in our Form 10-Q for the period ended October 29, 2011 filed with the SEC on December 7, 2011.

	Thirty Nine Weeks Ended
	October 27, 2012	October 29, 2011
Net sales per average square foot (not in thousands)	$450	$391
Average total square feet (in thousands)	466	365

(5)	Percentage totals in the above table may not equal the sum of the components due to rounding.

The following table summarizes the number of boutiques open at the beginning and end of the periods indicated.

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Number of boutiques open at beginning of period	357	279	283	207
Boutiques added	2	4	76	76
Boutiques closed	—	—	—	—
Number of boutiques open at the end of period	359	283	359	283

Thirteen Weeks Ended October 27, 2012 Compared to Thirteen Weeks Ended October 29, 2011

Net Sales

Net sales increased 43.9% to $72.0 million in the thirteen weeks ended October 27, 2012 from $50.0 million in the thirteen weeks ended October 29, 2011. Non-comparable boutique sales contributed $14.0 million while comparable boutique sales contributed $7.6 million of the sales increase for the thirteen weeks ended October 27, 2012 as compared to the thirteen weeks ended October 29, 2011. The 16.7% increase in comparable boutique sales for the quarter was driven by higher average transactions per boutique. The average dollar sales per transaction was consistent with the prior year period. Our e-commerce sales grew by 63.3% in the thirteen weeks ended October 27, 2012 compared to the same period of the prior year. There were 268 comparable boutiques and 91 non-comparable boutiques open at October 27, 2012 compared to 185 and 98, respectively, at October 29, 2011.

The following table presents sales by merchandise category. As shown in the table, sales increased in all of our merchandise categories.

	Thirteen Weeks Ended
	October 27, 2012		October 27, 2012		Change
	In Dollars (in thousands)	As a % of Net Sales	In Dollars (in thousands)	As a % of Net Sales
Apparel	$38,013	52.8%	$27,698	55.4%	$10,315
Jewelry	15,844	22.0%	9,802	19.6%	6,042
Accessories	10,854	15.1%	7,653	15.3%	3,201
Gift	7,139	9.9%	5,032	10.0%	2,107
Merchandise sales	71,850	99.8%	50,185	100.3%	21,665
Shipping	106	0.2%	73	0.2%	33
Changes in return reserve	30	0.0%	(238)	(0.5)%	268
Net sales	$71,986	100.0%	$50,020	100.0%	$21,966

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 41.0% to $34.1 million in the thirteen weeks ended October 27, 2012 from $24.2 million in the thirteen weeks ended October 29, 2011. Cost of merchandise and freight expenses increased by $7.0 million driven by the increased sales volume. Occupancy costs increased by $2.6 million due to the increase in the number of boutiques in operation during the thirteen weeks ended October 27, 2012 compared to the same period of the prior year. Allowance for shrinkage increased by $0.3 million due to increased sales. As a percentage of net sales, cost of goods sold and occupancy costs decreased to 47.4% in the thirteen weeks ended October 27, 2012 from 48.4% in the thirteen weeks ended October 29, 2011 due to leveraging of occupancy costs.

Gross Profit

Gross profit increased 46.6% to $37.9 million in the thirteen weeks ended October 27, 2012 from $25.8 million in the thirteen weeks ended October 29, 2011. As a percentage of net sales, gross profit increased to 52.6% for the thirteen weeks ended October 27, 2012 from 51.6% for the thirteen weeks ended October 29, 2011 due to leveraging of occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 13.2% to $20.1 million in the thirteen weeks ended October 27, 2012 from $17.8 million in the thirteen weeks ended October 29, 2011. As a percentage of net sales, selling, general and administrative expense was 28.0% in the thirteen weeks ended October 27, 2012 as compared to 35.6% in the thirteen weeks ended October 29, 2011.

Selling expenses increased $3.0 million due to the increase in the number of boutiques in operation in the thirteen weeks ended October 27, 2012 compared to the same prior year period. As a percentage of net sales, selling expenses decreased 1.3% due to improved leverage from increased sales.

General and administrative expenses decreased by $0.6 million primarily driven by a decrease in stock-based compensation expense due to the accelerated vesting of certain options in the prior year period. As a percentage of net sales, general and administrative expenses decreased due to a 4.4% decrease in stock-based compensation expense in the thirteen weeks ended October 27, 2012 as compared to the same prior year period.

Income from Operations

Income from operations increased by 120.4% to $17.7 million, or 24.6% of net sales, in the thirteen weeks ended October 27, 2012 from $8.0 million, or 16.1% of net sales, in the thirteen weeks ended October 29, 2011. This increase was principally due to an increase of $12.0 million in gross profit partially offset by a $2.4 million increase in selling, general and administrative expenses.

Interest Expense

Interest expense decreased by 75.9% to $0.1 million in the thirteen weeks ended October 27, 2012 from $0.5 million in the thirteen weeks ended October 29, 2011 due to the lower average outstanding balance on our credit facilities in the third quarter of fiscal year 2012 compared to the same period of the prior year.

Income Tax Expense

Income tax expense increased to $6.9 million in the thirteen weeks ended October 27, 2012 from $3.0 million the thirteen weeks ended October 29, 2011 due to the increase in taxable income. Our effective tax rate increased to 39.1% in the thirteen weeks ended October 27, 2012 as compared to our effective tax rate of 38.9% in the thirteen weeks ended October 29, 2011.

Net Income

Net income increased 127.6% to $10.8 million in the thirteen weeks ended October 27, 2012 from $4.7 million in the thirteen weeks ended October 29, 2011. This improvement was due to an increase of $12.0 million in gross profit and a reduction of $0.4 million in interest expense. These improvements were partially offset by increases of $2.4 million in selling, general and administrative expenses and $3.9 million in income tax expense.

Thirty Nine Weeks Ended October 27, 2012 Compared to Thirty Nine Weeks Ended October 29, 2011

Net Sales

Net sales increased 47.1% to $209.7 million in the thirty nine weeks ended October 27, 2012 from $142.5 million in the thirty nine weeks ended October 29, 2011. Non-comparable boutique sales contributed $45.0 million while comparable boutique sales contributed $21.9 million of the sales increase for the thirty nine weeks ended October 27, 2012 as compared to the thirty nine weeks ended October 29, 2011. The 17.7% increase in comparable boutique sales was driven by higher average transaction per boutique. The average dollar sales per transaction was consistent with the prior year period. Our e-commerce sales grew by 58.9% in the thirty nine weeks ended October 27, 2012 compared to the same period of the prior year. There were 268 comparable boutiques and 91 non-comparable boutiques open at October 27, 2012 compared to 185 and 98, respectively, at October 29, 2011.

The following table presents sales by merchandise category. As shown in the table, sales increased in all of our merchandise categories.

	Thirty Nine Weeks Ended
	October 29, 2011		October 27, 2012		Change
	In Dollars (in thousands)	As a % of Net Sales	In Dollars (in thousands)	As a % of Net Sales

Apparel	$111,171	53.0%	$78,507	55.1%	$32,664
Jewelry	45,926	21.9%	28,039	19.7%	17,887
Accessories	31,540	15.1%	21,444	15.0%	10,096
Gift	21,142	10.1%	14,891	10.5%	6,251
Merchandise sales	209,779	100.1%	142,881	100.3%	66,898
Shipping	277	0.1%	155	0.1%	122
Changes in return reserve	(383)	(0.2)%	(530)	(0.4)%	147
Net sales	$209,673	100.0%	$142,506	100.0%	$67,167

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 43.2% to $97.4 million in the thirty nine weeks ended October 27, 2012 from $68.0 million in the thirty nine weeks ended October 29, 2011. Cost of merchandise and freight expenses increased by $20.7 million, driven by the increased sales volume. Occupancy costs increased by $7.6 million due to the increase in the number of boutiques in operation during the thirty nine weeks ended October 27, 2012 compared to the same period of the prior year. Allowance for shrinkage increased by $1.1 million due to increased sales. As a percentage of net sales, cost of goods sold and occupancy costs decreased to 46.5% in the thirty nine weeks ended October 27, 2012 from 47.8% in the thirty nine weeks ended October 29, 2011 due to leveraging of occupancy costs.

Gross Profit

Gross profit increased 50.7% to $112.2 million in the thirty nine weeks ended October 27, 2012 from $74.5 million in the thirty nine weeks ended October 29, 2011. As percentage of net sales, gross profit was 53.5% for the thirty nine weeks ended October 27, 2012 from 52.2% for the thirty nine weeks ended October 29, 2011 due to leveraging of occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 29.9% to $59.0 million in the thirty nine weeks ended October 27, 2012 from $45.4 million in the thirty nine weeks ended October 29, 2011. As a percentage of net sales, selling, general and administrative expense decreased to 28.1% in the thirty nine weeks ended October 27, 2012 as compared to 31.8% in the thirty nine weeks ended October 29, 2011.

Selling expenses increased $8.8 million due to the increase in the number of boutiques in operation in the thirty nine weeks ended October 27, 2012 compared to the same period of the prior year. As a percentage of net sales, selling expenses decreased 1.5% due to improved leverage from increased sales.

General and administrative expenses increased by $4.8 million primarily due to the costs of adding corporate office and distribution employees to support the larger boutique base and increased net sales. As a percentage of net sales, general and administrative expenses decreased due to a 1.5% decrease in stock-based compensation expense as a result of the accelerated vesting of certain options in the prior year period.

Income from Operations

Income from operations increased by 83.2% to $53.3 million, or 25.4% of net sales, in the thirty nine weeks ended October 27, 2012 from $29.1 million, or 20.4% of net sales, in the thirty nine weeks ended October 29, 2011. This increase was principally due to an increase of $37.8 million in gross profit partially offset by a $13.6 million increase in selling, general and administrative expenses.

Interest Expense

Interest expense decreased by 87.9% to $0.5 million in the thirty nine weeks ended October 27, 2012 from $4.5 million in the thirty nine weeks ended October 29, 2011 due to the lower average outstanding balance on our credit facilities in the thirty nine weeks ended October 27, 2012 compared to the same period of the prior year.

Income Tax Expense

Income tax expense increased to $20.8 million in the thirty nine weeks ended October 27, 2012 from $9.1 million in the thirty nine weeks ended October 29, 2011 due to the increase in taxable income. Our effective tax rate increased to 39.2% in the thirty nine weeks ended October 27, 2012 as compared to our effective tax rate of 39.0% in the thirty nine weeks ended October 29, 2011.

Net Income

Net income increased 127.5% to $32.2 million in the thirty nine weeks ended October 27, 2012 from $14.1 million in the thirty nine weeks ended October 29, 2011. This improvement was due to an increase of $37.8 million in gross profit, a reduction of $4.0 million in interest expense and the absence of $1.6 million in loss on early extinguishment of debt. These improvements were partially offset by increases of $13.6 million in selling, general and administrative expenses and $11.7 million in income tax expense.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. Our primary cash needs are for capital expenditures in connection with opening new boutiques and remodeling existing boutiques, investing in improved technology and distribution facility enhancements, funding normal working capital requirements and payments of borrowings and interest, if any, under our revolving credit facility. We also occasionally use cash or our credit facility to issue letters of credit to support merchandise imports or for other corporate purposes. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. Our working capital position benefits from the fact that we generally collect cash from sales to customers the day of or, in the case of credit or debit card transactions, within several days of the related sales and we typically have up to 30 days to pay our vendors.

We were in compliance with all covenants under our revolving credit facility as of October 27, 2012. At October 27, 2012, we had $12.9 million of cash and cash equivalents and $65.0 million in borrowing availability under our new revolving credit facility. There were no letters of credit outstanding at October 27, 2012.

We expect that our cash flow from operations along with borrowings under our revolving credit facility and tenant allowances for new boutiques will be sufficient to fund capital expenditures and our working capital requirements for, at least, the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table:

	Thirty Nine Weeks Ended
	October 27, 2012	October 29, 2011
	(In thousands)
Provided by operating activities	$32,047	$29,877
Used in investing activities	(15,370)	(12,201)
Used in financing activities	(17,817)	(15,210)
Net increase (decrease) in cash and cash equivalents	$(1,140)	$2,466

Operating Activities

Operating activities consist of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords. Net cash provided by operating activities of $32.0 million in the thirty nine weeks ended October 27, 2012 consisted of net earnings, adjusted for non-cash charges, increases in accounts payable and deferred and accrued rents offset by increases in accounts receivable, inventories, prepaid expenses and other assets and a decrease in accrued liabilities. Net cash provided by operating activities of $29.9 million in the thirty nine weeks ended October 29, 2011 consisted of net earnings, adjusted for non-cash charges, increases in accounts payable, deferred and accrued rents and a decrease in accounts receivable offset by increases in inventories, prepaid expenses and other assets and a decrease in accrued liabilities. The increases in our working capital components were due to the increase in the number of boutiques in operation in the thirty nine weeks ended October 27, 2012 compared to the same period of the prior year. Accrued liabilities was lower at October 27, 2012 as a result of lower income tax payable due to overpayment while the decrease in accrued liabilities at October 29, 2011 was primarily due to lower accrued interest.

Investing Activities

Investing activities consist of capital expenditures for new boutiques, improvements to existing boutiques, as well as investment in information technology and our distribution facility.

	Thirty Nine Weeks Ended
	October 27, 2012	October 29, 2011
	(In thousands)
Capital expenditures for:
New boutiques	$9,159	$10,488
Existing boutiques	916	582
Technology	850	875
Corporate and distribution	4,445	291
Proceeds from sale of property and equipment	—	(35)
Net cash used in investing activities	$15,370	$12,201

Our total capital expenditures for the thirty nine weeks ended October 27, 2012 and October 29, 2011 were $15.4 million and $12.2 million, respectively, with new boutiques accounting for most of our spending at $9.2 million and $10.5 million, respectively, over the same period. Spending for new boutiques included amounts associated with boutiques that will open subsequent to the end of the fiscal quarter. The Company opened 76 boutiques in each of the thirty nine weeks ended October 27, 2012 and October 29, 2011. The average cost of the leasehold improvements, equipment, furniture and fixtures, excluding tenant allowances, for new boutiques opened in the thirty nine weeks ended October 27, 2012 and October 29, 2011 was $185,000 and $180,000, respectively. The increase in the average capital expenditures for new boutiques was due to an increase in the cost of leasehold improvements, signage and technological enhancements. We expect that costs of opening new boutiques will continue to increase in future years. However, we expect that any such increases will not be material and should not adversely impact our expansion plans or payback period and return on our net investment. The average tenant allowance per new boutique was $92,000 and $81,000 in the thirty nine weeks ended October 27, 2012 and October 29, 2011, respectively. Tenant allowances are amortized as a reduction in rent expense over the term of the lease. The average collection period for these allowances is approximately six months after boutique opening. As a result, we fund the cost of new boutiques with cash flow from operations, build-out allowances from our landlords, or borrowings under our revolving credit facility. Capital expenditures for corporate and distribution amounting to $4.4 million for the thirty nine weeks ended October 27, 2012 consisted mainly of the new corporate office build-out while the prior period amount of $0.3 million was spent on miscellaneous corporate and distribution facility enhancements.

Management anticipates that capital expenditures for the remainder of fiscal year 2012 will be approximately $6.0 million to $7.0 million. Of this amount, approximately $5.6 million to $6.6 million will be spent on new boutiques that will open in fiscal year 2013. We expect that our cash flow from operations along with tenant allowances for new boutiques will be sufficient to fund our capital expenditures for the rest of fiscal year 2012.

Financing Activities

Financing activities consist principally of borrowings and payments under our revolving credit facility as well as proceeds from the exercise of stock options and the related tax consequence.

Net cash used in financing activities in the thirty nine weeks ended October 27, 2012 of $17.8 million consisted of $22.0 million repayment of borrowings under our revolving credit facility offset by $4.2 million proceeds from stock option exercises and the related tax benefit. Net cash used in financing activities in the thirty nine weeks ended October 29, 2011 of $15.2 million consisted of $99.8 million repayment of borrowings under our credit facilities and $1.5 million payment of debt issuance costs offset by $44.1 million proceeds from our initial public offering, $41.0 million proceeds from our new revolving credit facility and $1.0 million proceeds from stock option exercises and the related tax benefit.

Revolving Credit Facility

On July 27, 2011, Francesca’s Collections, Inc., our indirect wholly-owned subsidiary, entered into a revolving credit facility in the aggregate amount of $65.0 million that matures on July 27, 2016. The revolving credit facility includes borrowing capacity available for letters of credit. At October 27, 2012, there were no amounts outstanding under the revolving credit facility.

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

The borrowings under the revolving credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate of Royal Bank of Canada, (2) the federal funds rate plus 1/2 of 1%, and (3) the LIBOR for an interest period of one month plus 1.00%, or (b) in the case of LIBOR borrowings, a rate equal to the higher of (1) 1.50% and (2) the LIBOR for the interest period relevant to such borrowing. The applicable margin for borrowings under the revolving credit facility ranges from 1.25% to 2.25% with respect to base rate borrowings and from 2.25% to 3.25% with respect to LIBOR borrowings, in each case based upon the achievement of specified levels of a ratio of consolidated total debt to consolidated EBITDA. Additionally, we are required to pay a fee to the lenders under the revolving credit facility on the un-borrowed amount at a rate ranging from 0.25% to 0.45%, based on the achievement of specified levels of a ratio of consolidated total debt to consolidated EBITDA. We are also required to pay customary letter of credit fees. During the thirty nine weeks ended October 27, 2012, amounts outstanding under the revolving credit facility accrued interest at an average rate of 3.8%.

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

We were in compliance with the financial covenants under our revolving credit facility as of October 27, 2012. Further, Francesca’s Collections’ ability to pay dividends is subject to restrictions including a maximum secured leverage ratio. If Francesca’s Collections’ debt under the revolving credit facility exceeds that ratio, it is restricted from paying dividends. At October 27, 2012, this ratio was within the required limit, thus, Francesca’s Collections would have been allowed to pay dividends.

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

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the SEC on March 21, 2012. As of October 27, 2012, there were no significant changes to any of our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the SEC on March 21, 2012.

Contractual Obligations

At October 27, 2012, there were no borrowings outstanding under our revolving credit facility. There have been no other significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and filed with the SEC on March 21, 2012 other than those which occur in the normal course of business.

Off Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Subsequent Events

Subsequent to October 27, 2012, the northeast region of the United States was heavily impacted by hurricane Sandy. There were approximately 60 boutiques located in the affected region that were forced to temporarily close for at least one full business day. In addition, some boutiques suffered damages due to flooding. We do not believe that hurricane Sandy, or the resulting damage, will have a significant impact on the Company’s fourth quarter or the fiscal year 2012 results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility, if drawn upon, carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows could be exposed to changes in interest rates. At October 27, 2012, there were no borrowings outstanding under our revolving credit facility.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of October 27, 2012.

There were no changes in our internal control over financial reporting during the quarter ended October 27, 2012 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our future success is substantially dependent on the continued service of our senior management, particularly Mr. Neill Davis, one of our directors since 2007 and our current President. Mr. Davis will become our Chief Executive Officer beginning January 1, 2013. Mr. Davis has extensive experience both with our company and in our industry and is familiar with our business, systems and processes. The loss of services of one or more of our named executive officers could impair our ability to manage our business effectively and could have an adverse effect on our business, as we may not be able to find suitable individuals to replace them on a timely basis or at all. In addition, any departures of key personnel could be viewed in a negative light by investors and analysts, which could cause our common stock price to decline. We do not maintain key person insurance on any employee. In addition to these key employees, we have other employees in positions, including those employees responsible for our merchandising and operations departments that, if vacant, could cause a temporary disruption in our business until such positions are filled.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the third quarter of fiscal year 2012, we began deployment of a new point-of-sale system to our boutiques. We expect to complete the roll-out of the new software to all boutiques in the first quarter of fiscal year 2013.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of October 27, 2012, January 28, 2012 and October 29, 2011, (22) the Unaudited Consolidated Statements of Operations for the thirteen and thirty nine weeks ended October 27, 2012 and October 29, 2011, (iii) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the thirty nine weeks ended October 27, 2012, (iv) Unaudited Consolidated Statements of Cash Flows for the thirty nine weeks ended October 27, 2012 and October 29, 2011 and (v) the Notes to the Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Francesca’s Holdings Corporation
(Registrant)

Date: December 7, 2012	/s/ Cynthia Thomassee
Cynthia Thomassee
Interim Chief Financial Officer, Vice President of Accounting and Controller (duly authorized officer and Principal Financial and Accounting Officer)

