Form 10-K
period 2013-02-02
Francesca's Holdings CORP
filed 2013-03-22
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2013

Commission file number 001-35239

FRANCESCA’S HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-8874704
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

8760 Clay Road Houston, TX 77080

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

Yes ☒   No ☐

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of July 28, 2012 was approximately $1.143 billion.

As of March 1, 2013, there were 43,880,030 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held July 9, 2013 are incorporated by reference into Part III of this report.

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that may cause such differences include, but are not limited to, the risks described under “Risk Factors,” contained in Part I of this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

General

Francesca’s Holdings Corporation was incorporated in Delaware in 2007. We are a holding company and all of our business operations are conducted through Francesca’s Collections, Inc. our wholly-owned indirect subsidiary, a corporation formed and existing under the laws of the State of Texas. Francesca’s Collections, Inc., is wholly-owned by Francesca’s LLC, a limited liability company formed and existing under the laws of the State of Delaware. Francesca’s LLC is a wholly-owned subsidiary of Francesca’s Holdings Corporation. Our principal executive office is located at 8760 Clay Road, Houston, Texas 77080, our telephone number is (713) 864-1358 and our fax number is (713) 426-2751. We maintain a website at www.francescas.com. Except where the context otherwise requires or where otherwise indicated, the terms “francesca’s®,” “we,” “us,” “our,” “the company,” and “our business” refer to Francesca’s Holdings Corporation and its consolidated subsidiaries as a combined entity.

We operate on a fiscal calendar which, in a given fiscal year, consists of a 52- or 53-week period ending on the Saturday closest to January 31st. The reporting periods contained in our audited consolidated financial statements included in this Annual Report on Form 10-K contain 53 weeks of operations in fiscal year 2012, which ended on February 2, 2013, 52 weeks of operations in fiscal year 2011, which ended January 28, 2012, and 52 weeks of operations in fiscal year 2010, which ended January 29, 2011. Our fiscal years 2009 and 2008 each included 52 weeks of operations which ended on January 30, 2010 and January 31, 2009, respectively.

Our Company

francesca’s® is a growing specialty retailer with retail locations designed and merchandised to feel like independently owned, upscale boutiques providing customers a fun and differentiated shopping experience. The merchandise assortment is a diverse and balanced mix of apparel, jewelry, accessories and gifts. francesca’s® appeals to the 18-35 year-old, fashion conscious, female customer, although the company finds that women of all ages are attracted to the eclectic and sophisticated merchandise selection and boutique setting. francesca’s® boutiques carry a broad selection but limited quantities of individual styles and new merchandise is introduced five days a week.

By offering a differentiated shopping experience and high-quality merchandise at a compelling value, our boutiques have been successful across a wide variety of geographic markets and shopping venues. We believe we have an opportunity to continue to grow our boutique base from 360 locations in 44 states as of February 2, 2013 to approximately 900 boutiques in the United States over the next eight years based on our flexible boutique format, the financial characteristics of our boutiques and our ongoing analysis of shopping venues that meet our criteria for new boutiques. Our merchandise is also available through our website, www.francescas.com.

Our Competitive Strengths

We believe the following strengths differentiate us from our competitors and are key drivers of our success:

•	Proven Trend-Right Merchandise Delivered at a Compelling Value. Our boutiques carry a broad but shallow selection of high-quality, trend-right apparel, jewelry, accessories and gifts at attractive prices. Our buyers closely monitor the marketplace to identify and source proven fashion trends that will appeal to our core customers. We primarily offer exclusive items under our proprietary labels, but carry a small selection of third-party, nationally recognized brands that we use opportunistically in certain categories. We offer a broad selection of merchandise, but intentionally purchase small quantities of individual items for each boutique such that we frequently replenish our boutiques with new merchandise, keeping the shopping experience fresh and exciting for our customers. The short lead times of our vendors maximizes our speed to market, as it generally takes only four to twelve weeks from the time an order is placed to the time merchandise is available on the boutique floor. With these short lead times, we are able to make more informed buying decisions to meet customers’ merchandise expectations, and to react quickly to changing fashion trends. This approach, combined with our uniquely balanced product mix of approximately 50% apparel and 50% jewelry, accessories and gifts, is designed to encourage more frequent visits by our customers and reduce the seasonal fluctuations and margin erosion experienced by many other specialty retailers. We believe the expertise of our buyers and our broad base of vendors allows us to quickly identify and respond to emerging fashion trends in apparel, jewelry, accessories and gifts to offer quality merchandise at prices that ‘surprise and delight’ our customers.

•	Differentiated Shopping Experience. Each of our retail locations is uniquely designed and merchandised to feel like an independently owned, upscale boutique. Contemporary music, scented candles, small hand-made signs and vintage yet vibrant fixtures create a warm and inviting environment that showcases our eclectic assortment. Our open floor design enables customers to easily view merchandise and we use a number of body forms to provide full outfit ideas to encourage customers to buy multiple items. Merchandise presentations, including display windows, tables and walls, are refreshed every two to three weeks to keep our boutiques new and exciting. Our passionate boutique managers and associates, with the support of corporate guidelines, are encouraged to infuse each boutique with their personality, which increases their motivation and enhances the shopping experience. We believe these attributes, along with our strategy of carrying a broad selection but limited quantities of individual styles, create a unique “treasure hunt” atmosphere that strongly appeals to our customers and differentiates us in the marketplace.

•	Powerful Boutique Economics and Rigorous Real Estate Selection Process. We have a proven boutique format that works across a wide variety of shopping venues, market sizes, climates and demographics. Our boutiques average approximately 1,385 square feet, which is meaningfully smaller than most specialty retailers. The performance of our boutiques and our flexible real estate format enhance our ability to secure prominent, highly visible locations in regional malls, lifestyle centers, street locations and strip centers. We deploy a rigorous real estate selection process with all new boutique opportunities measured against specific financial and geographic criteria. Over the previous two fiscal years, on average, our new boutiques have generated first year cash return on net investment in excess of 150% and paid back our net investment on a pre-tax basis in less than one year, due to our ability to consistently obtain best-in-class locations combined with relatively low capital investment and operating cost requirements, allowing us to fund all of our growth from internally generated cash flow. In our real estate selection process, we assess the viability of potential sites by analyzing the demographics of the trade area and the performance of the shopping venue, including selected relevant and adjacent retailers. Based on this analysis, we believe the financial characteristics of our new boutiques, coupled with our proven ability to operate across different shopping venues and geographies, provide us with a wide scope of new boutique opportunities and enhance our ability to profitably expand our boutique base.

•	Solid and Scalable Infrastructure. We continually invest in systems, controls and human resources to support our growth. In recent years we have made significant improvements to the infrastructure of our finance, buying and planning, real estate and IT departments. For instance, we believe that we have developed an integrated sourcing, distribution and merchandising process that is scalable and will facilitate the continued growth in the number of boutiques we operate. This process starts with our buyers who work closely with an established and diverse group of vendors to identify trend-right, high-quality merchandise for our boutiques. From on-hand inventories or special orders and their international networks of manufacturers, our vendors make frequent deliveries of merchandise consisting of floor-ready, pre-tagged items to our warehouse. We then sort, allocate and distribute the pre-packs to our boutiques five days a week based on current inventory levels and sales trends. Our boutique managers are able to readily merchandise the product and tailor the displays to differentiate their boutiques and reflect local market tastes. As we focus on organic, viral and in-boutique marketing to increase customer loyalty and build our brand image, we do not believe that we will require significant investments in traditional marketing and advertising initiatives as we expand our boutique base.

•	Experienced Management Team with a Disciplined Operating Philosophy. Our senior management has extensive experience across a broad range of disciplines in the retail industry, including merchandising, real estate, supply chain and finance. Our management team has built a solid operating foundation based on sound retail principles that define our culture. Our disciplined operating philosophy is grounded in a relentless focus on providing great merchandise and a best-in class boutique experience supported by uncompromising site selection and continual enhancements to our infrastructure.

Our Growth Strategy

We believe we can continue to grow our revenues and earnings by executing on the following strategies:

•	Grow Our Boutique Base. We believe there is an opportunity to significantly increase the number of boutiques we operate. Based on our proven ability to open our flexible retail format in various shopping venues in new and existing markets, the financial characteristics of our boutiques and our ongoing analysis of shopping venues that meet our criteria for new boutiques (including a third party research study), we believe we have the potential to grow our base from 360 locations in 44 states as of February 2, 2013 to approximately 900 boutiques in the U.S. over the next eight years. We opened 77 new boutiques in fiscal year 2012 and we plan to open approximately 80 new boutiques in fiscal year 2013 and 75 boutiques in fiscal year 2014.

•	Drive Comparable Boutique Sales. Our comparable boutique sales increased 14.9% in fiscal year 2012 after a 10.4% increase in fiscal year 2011. We intend to drive comparable boutique sales by featuring high-quality, trend-right merchandise at a compelling value and refining our distinctive boutique experience. We intend to maintain our broad but shallow merchandising approach, which we believe will result in increased units and dollars per transaction and protect margins. In addition, we are increasing the sophistication of our buying and planning infrastructure, enhancing our buying team with additional category-specific buyers, and augmenting boutique-level management.

•	Expand the Penetration and Presence of Our Direct-to-Consumer Business. We complement our boutiques with a growing direct-to-consumer business. Our direct-to-consumer business not only generates incremental sales and profits but also builds brand awareness and boutique traffic and helps us access markets where we do not currently have a boutique. Our direct-to-consumer sales grew by 61.1% in fiscal year 2012 and only represented 1.5% of our total net sales. In fiscal year 2013, we plan to make further investments in our direct-to-consumer website that will enhance our customers’ shopping experience as well as establish the framework of our long-term direct-to-consumer strategies. We expect direct-to-consumer sales growth to continue as consumers discover the complementary nature of shopping with us online and through our boutiques.

Our History

Our Company was founded in 1999. We opened our first boutique in Houston, Texas that same year. Initially, we focused on selling fashion jewelry, accessories and selected home décor. As our boutique base grew across the United States we expanded our merchandise offering to include apparel, which has become our largest category and, we believe, a significant driver of growing customer loyalty and return visits. On July 27, 2011, we completed our initial public offering (“IPO”) of 11,500,000 shares of common stock of which 2,941,176 shares were sold by the Company and 8,558,824 shares were sold by the selling stockholders (including 616,109 by members of the Company’s management). Subsequent to the IPO, we completed two follow-on offerings on February 1, 2012 and April 23, 2012 where certain stockholders sold a total of 11,336,476 and 9,000,000 shares of our common stock, respectively.

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

Our Merchandise Offering and Merchandising Strategy

We offer a broad and shallow selection of fashion apparel, jewelry, accessories and gifts targeted to our core customer, who seeks trend-right, high-quality merchandise at attractive prices. We have a well-balanced assortment of product categories with approximately 50% of our fiscal year 2012 sales generated by non-apparel items. Our diverse merchandise contributes to the ‘treasure hunt’ atmosphere in our boutiques and is one which we aim to maintain as we grow. We carry a broad selection but limited quantities of each style and we deliver new merchandise to our boutiques five days a week. This contributes to a sense of scarcity and newness within our boutiques, mitigates fashion risk, reduces the seasonality of the inventory and protects margins.

Our wide range of apparel, jewelry, accessories and gifts fills the various casual and dressy fashion needs of our customers and our selection of gifts ranges from the elegant to the irreverent. Our approximately 1,385 square foot boutiques carry approximately 3,000 SKUs at any one time and we stock about 15,000 different styles during the course of a year. The majority of our merchandise is sold under our proprietary labels and we also sell a select assortment of third-party, nationally recognized brands. Our direct-to-consumer business features an edited selection of our boutique merchandise and on-line exclusives. The table below shows the approximate breakdown of our fiscal year 2012 net sales by product category:

Apparel 49% of Net Sales	Jewelry 23% of Net Sales	Accessories 16% of Net Sales	Gifts 12% of Net Sales
Dresses, Fashion Tops, Sweaters, Bottoms, Cardigans and Wraps, Outerwear, Tees and Tanks, Shape Wear	Necklaces, Earrings, Bracelets, Rings	Handbags, Clutches, Wallets, Shoes, Belts, Hats, Scarves, Sunglasses, Watches, Hair Accessories	Fragrance, Candles, Bath and Body, Home Accessories, Books, Wall Art, Nail Polish, Miscellaneous Items

Our buying and planning team is responsible for selecting and sourcing our merchandise, managing inventory levels and allocating items to boutiques. Each product category has a set of dedicated buyers with oversight provided by our Chief Merchandising Officer. The buying and planning team holds weekly meetings to review merchandise performance and identify new fashion trends. Our buyers also make regular trips to important industry markets and trade shows and visit Asia several times per year. We have access to the expertise of hundreds of designers employed by our large vendor base who provide us with a large selection of new styles for review each week. Our buyers collaborate with vendors to place special orders and to modify presented styles based on current fashion trends and their in-depth knowledge of our customers’ preferences, which means most of our merchandise is unique to francesca’s ® . Before placing an order, every item is evaluated for style, quality, fit, value and profitability to ensure it meets standards consistent with our francesca’s ® brand.

Our Sourcing Strategy

Our ability to quickly make decisions on trend-right items combined with the short production lead times of our vendors maximizes our speed to market. We use vendors based in the United States that source from both domestic and overseas markets and it generally takes four to twelve weeks from the time an order is placed to the time merchandise is available on the boutique floor. With these short lead times, we are able to make more informed buying decisions in terms of customers’ merchandise expectations, and to quickly react to changing fashion trends. This also supports our merchandise strategy of offering a broad but limited assortment that is infused with new items five days a week. Due to the limited quantity of our buys in any one style, we avoid material inventory positions in individual style which enhances our ability to quickly deliver trend-right merchandise and minimizes the risk of fashion misses, which can lead to increased inventory markdowns and diminished gross margins.

We do not own or operate any manufacturing facilities. We have relationships with a diverse base of over 400 vendors and transact business on a purchase order-by-purchase order basis. In fiscal year 2012, we sourced approximately 95% of our merchandise from 200 vendors while our top 10 vendors sourced approximately 46% of our merchandise, with no single vendor accounting for more than 13% of our purchases. We believe that the loss of any of our current vendors will not result in a material disruption to our business. Stony Leather, Inc. (“Stony”) and KJK Trading Corporation (“KJK”) were two of our largest vendors in fiscal years 2012 and 2011. KJK and Stony are owned and operated by certain family members of Ms. Kyong Gill, our former Executive Vice Chairperson and former member of our Board of Directors (the “Board”). Ms. Gill retired from the company and the Board on July 10, 2012 and at such time Stony and KJK ceased to be a related party. For information regarding our relationship with Stony and KJK, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Related Party Transactions.”

We do not enter into exclusive contracts with our vendors and we continue to expand our vendor network. This provides us with access to an even more extensive variety of merchandise from a greater number of vendors at competitive prices. We believe our vendors view us as an important customer given our growth and market position. Our vendors utilize a network of domestic and overseas factories, providing them access to significant capacity. We source our inventory primarily from domestic vendors.

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

Our Sales Channels

We conduct our business through boutiques and our direct-to-consumer website, www.francescas.com. We do not incorporate the information contained on, or accessible through, our website into this Annual Report on Form 10-K, and it should not be considered a part of this Annual Report on Form 10-K.

Boutiques

In fiscal year 2012, our boutiques generated net sales of $291.8 million, which represented 98.5% of total net sales. As of February 2, 2013, we operated 360 boutiques under the name francesca’s ® in 44 states throughout the United States. The following list shows the number of boutiques operated by state as of February 2, 2013, and demonstrates that we have been successful in opening boutiques in a wide range of geographies.

	Number of Boutiques		Number of Boutiques
Alabama	7	Missouri	10
Arizona	10	Nebraska	3
Arkansas	6	Nevada	4
California	39	New Hampshire	2
Colorado	4	New Jersey	16
Connecticut	7	New Mexico	1
Delaware	1	New York	10
Florida	26	North Carolina	10
Georgia	15	Ohio	12
Idaho	1	Oklahoma	5
Illinois	21	Oregon	2
Indiana	8	Pennsylvania	11
Iowa	2	Rhode Island	3
Kansas	3	South Carolina	7
Kentucky	4	Tennessee	9
Louisiana	7	Texas	32
Maine	1	Utah	3
Maryland	8	Vermont	1
Massachusetts	8	Virginia	9
Michigan	8	Washington	4
Minnesota	10	West Virginia	1
Mississippi	2	Wisconsin	7

Boutique Design and Environment

The differentiated shopping experience offered through our boutiques is central to the francesca’s® brand. Our boutiques are designed and merchandised to deliver a warm and inviting atmosphere that creates the sense for our customers that they are shopping in an independently owned, upscale boutique. Although we strive to maintain a relatively consistent look and feel in all of our boutiques, the intricacies of each boutique’s physical properties, geographic market and shopping venue, as well as the autonomy we provide to our boutique managers in visually merchandising the boutiques, make each feel different and in tune with its local clientele.

Our boutiques typically range in size from 1,000 to 1,800 square feet, with an average size of approximately 1,385 square feet. We seek locations that have a boutique front that is at least 20 feet wide, which we adorn with visually appealing architectural lighting, signage and display window presentations. Inside, we use a warm earth tone color palette and soft lighting. We include rugs, lush fabrics and table cloths to create a sense of depth and richness. Chandeliers and antique displays such as ottomans, dressing room chairs and wall mirrors reinforce the unique ambiance and add to the sense of sophistication and style. All of this provides a dense canvas for our colorful displays of trend-right merchandise. Each boutique’s merchandise presentation, including display windows, tables and walls, is refreshed every two to three weeks to keep our shopping experience new and exciting. We believe by constantly changing our visual merchandising and floor sets, we give our customers a reason to shop our boutiques frequently, building customer loyalty. Our boutique managers also use our intranet website to share best-practices with each other, such as ideas for displays. We believe these grass-root interactions improve the sense of community among our boutique managers and enhance the shopping experience for our customers.

Staffing in our boutiques consists of a boutique manager, an assistant manager and a minimum of four part-time associates. Our compensation structure includes a bonus component payable upon the achievement of certain financial goals. We endeavor to hire boutique personnel that are friendly and customer-service driven individuals. In addition to a comprehensive training program for visual merchandising, customer service and operations, boutique managers benefit from ongoing field-level support and training updates as well as guides and manuals.

Boutique Economics

We believe that our broad and shallow merchandising strategy and the differentiated shopping experience we offer to our customers contributes to the success of our boutiques, which generate attractive returns. Over the previous two fiscal years, we opened 153 boutiques which averaged approximately 1,327 square feet and, of the locations open 12 or more months, boutique sales averaged approximately $750,000 in the first year. On average, these boutiques delivered first-year, pre-tax cash return on net investment in excess of 150% and paid back our net investment on a pre-tax basis in less than one year. In fiscal year 2012, the cost of build-out with related fixtures and equipment to open our new boutiques was approximately $186,000 per boutique while tenant allowances averaged approximately $92,000 per boutique. We allocated approximately $45,000 of opening inventory per new boutique in fiscal year 2012. While we do not foresee further significant cost increases, there can be no assurance that those costs will not continue to increase. Based on our disciplined, rigorous real estate selection process and similarity of site characteristics, we expect new boutique economics to be consistent with our recent history.

Boutique Growth and Site Selection

We have a proven track record of increasing our boutique base. The table below indicates certain historical information regarding our boutiques as of the end of each of the periods indicated below:

	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2008
Mall	180	128	69	25	4
Non-mall(1)	180	155	138	122	107
Total Boutiques	360	283	207	147	111
Boutiques Opened	77	76	62	36	31
Boutiques Closed	-	-	2	-	-
Total Gross Square Feet at the end of the period (in thousands)	499	399	296	210	158
Average Square Feet Per Boutique at the end of the period(2)	1,385	1,409	1,428	1,428	1,419
Net Sales Per Average Square Foot for the period(3)	$632	$554	$508	$429	$384

(1)	Non-mall includes boutiques in lifestyle centers, street locations, strip centers and outlet locations.
(2)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.
(3)	Net sales per average square foot are calculated by dividing net sales for the period by the average total square feet during the period. Because of our rapid growth, for purposes of providing net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. Average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.

Our flexible boutique format has enabled us to successfully open boutiques across a variety of shopping venues, market sizes, climates and demographics. We believe this provides us with a wide scope of real estate opportunities and enhances our ability to profitably expand our boutique base. We believe we can continue to successfully open new boutiques at an annual rate of at least 75 for the next three to five years. Based on our rigorous real estate selection process, our flexible boutique format and the financial characteristics of our boutiques, we believe that the per boutique costs associated with opening new boutiques over the next two years will be similar to our current costs for opening new boutiques. We expect to fund the costs of our boutique growth through cash flow generated by our operations and through our revolving credit facility if necessary. We expect to open boutiques in both new and existing markets and across regional malls, lifestyle centers, street locations, strip centers and outlet locations. In general, we expect our overall boutiques mix to consist of 53% non-mall and 47% mall.

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

Direct-to-Consumer

Our direct-to-consumer business consists of our www.francescas.com website. Through our website, our customers are able to purchase individual items, shop the latest jewelry, gift or fashion merchandise and special promotions, create a wish list, sign up for our mailing list, connect and follow us on social media sites such as Facebook and Twitter, as well as obtain current information on our boutique locations. This channel enables us to reach customers in all states and further build our brand. We currently obtain and collect customer email information from our boutiques and website and use it to generate marketing programs, such as our email campaign. During fiscal year 2012, we made several improvements to our website to enhance our direct-to-consumer business capabilities and growth. In fiscal year 2013, we plan to make further investments to our website that will enhance our customers’ shopping experience as well as establish the framework for our long-term direct-to-consumer strategies. We believe there is significant potential to expand this channel over time.

Marketing and Advertising

We currently focus on organic, viral and in-boutique marketing to increase customer loyalty and build our brand image. By locating our boutiques in prominent, high-traffic locations and refraining from traditional television, radio and print advertising, we encourage people to ‘discover’ francesca’s ® . We believe that many of our customers develop a personal connection with our boutiques and become our ambassadors in the local community by spreading the word about francesca’s ®. We also use email communications, our website and, increasingly, social networking sites Facebook and Twitter and fashion related blogs to achieve our marketing goals. Our boutique managers are passionate about francesca’s ® and contribute to our marketing effort by hosting in-boutique activities, such as fashion shows and private parties.

Distribution

We distribute most of our merchandise from our distribution center (located within our corporate headquarters) in Houston, Texas. Our current facility occupies approximately 218,000 square feet, consisting of approximately 165,000 square feet of warehouse and distribution space, which services our boutiques and direct-to-consumer business, and approximately 53,000 square feet of office space for our corporate headquarters. Our merchandise are received, inspected, managed, stored and distributed through our distribution warehouse, with the exception of approximately 5% of our merchandise which are drop-shipped by our vendors directly to our boutiques. The majority of our merchandise are currently pre-ticketed and pre-sorted by our vendors, which allows us to efficiently ship from our distribution center directly to our boutiques, thereby reducing labor costs. Due to the relatively smaller size of our sales area, we are able to ship smaller packages of fresh merchandise five days a week. Hence, we are able to utilize third party shipping vendors to effectively distribute fresh merchandise on a continuous basis, ensuring successful implementation of our broad and shallow merchandising strategy. We believe that our current facility will be sufficient to support our growth plans for several years.

Management Information Systems

Our management information technology systems provide support and timely information to our management team. We believe our current systems provide us with operational efficiencies, scalability, management control and timely reporting that allows us to identify and respond to operating trends in our business. We use a combination of customized and industry-standard software systems to support boutique point-of-sale, merchandise planning and buying, direct-to-consumer, inventory management, financial reporting and administrative functions.

We are in the process of upgrading several of our systems to provide improved support for our current operations and position us for continued growth. This includes the implementation of a fully integrated enterprise software platform from JDA, which we began to introduce in stages in August 2011 and plan to finalize in the second quarter of fiscal year 2013. Throughout the installation and stabilization of JDA, we will continue to run our existing platform to ensure continuity during the conversion. We expect the new JDA system will enhance customer service, improve operational efficiency, enhance management reporting and control and increase synergies between our direct-to-consumer business and our boutiques.

Competition

The women’s apparel, jewelry, accessories and gifts market is large, fragmented and highly competitive. The largest competitors include national and regional department stores, specialty retailers, mass merchants and internet-based retailers. Due to the breadth of our merchandise, it is difficult to identify companies that compete with us in every product category. We generally compete with individual, often owner-operated specialty shops in each of the markets that we operate as well as broadly merchandised department stores and certain specialty stores. We may face new competitors and increased competition from existing competitors as we expand into new markets and increase our presence in existing markets.

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

Intellectual Property

We have registered our trademark francesca’s® with the United States Patent and Trademark Office. In addition, we own domain names, including www.francescas.com, and we own unregistered copyright rights in our website content. We believe our trademarks have value, and we diligently protect them against infringement. For instance, we have recently filed applications to register our trademark internationally. We will also continue to file new applications as appropriate to protect our intellectual property rights.

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

Our Employees

As of February 2, 2013, we had approximately 2,553 total employees. Of our total employees, approximately 184 were based at our corporate headquarters in Houston, Texas, and approximately 2,369 were boutique employees. We had approximately 792 full-time employees and approximately1,761 part-time employees, who are primarily boutique employees. None of our employees are represented by a labor union, and we have had no labor-related work stoppages as of February 2, 2013. Our relationship with our employees is one of the keys to our success, and we believe that relationship is satisfactory.

Seasonality

Our wide-range of merchandise and our strategy of carrying a broad selection but limited quantities of each item reduce our overall seasonality relative to other specialty retailers. Nevertheless, our business is mildly seasonal in nature and demand is generally the highest in the fourth fiscal quarter due to the year-end holiday season and lowest in the first fiscal quarter. As a result of this seasonality and generally because of variation in consumer spending habits, we experience fluctuations in net sales and working capital requirements during the year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Seasonality” for more information.

Privacy Policy

In the course of our business, we collect information about our customers, including customer data submitted to us in connection with purchases of our merchandise at boutiques as well as from our direct-to-consumer business. We respect the privacy of our customers and take steps to safeguard the confidentiality of the information that they provide to us.

Recent Developments

On February 7, 2013, our Board appointed Mr. Mark Vendetti to serve as our Chief Financial Officer effective March 4, 2013.

On February 25, 2013, our Board appointed Mr. Richard Kunes to serve as an independent director of the Board effective as of that date.

ITEM 1A. RISK FACTORS

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

If we are not able to successfully maintain a broad and shallow merchandise assortment, we may be unable to attract a sufficient number of customers to our boutiques or sell sufficient quantities of our merchandise through our direct-to-consumer business, which could result in excess inventories and markdowns.

We use the term broad and shallow to refer to a diverse merchandise assortment with relatively small inventory of each product. We believe that our strategy to offer our customers a broad and shallow merchandise assortment has contributed significantly to the success of our business. Among other things, we believe that this strategy creates a constant sense of newness and scarcity value, which drives repeat boutique visits and increased sales. In addition, we believe that this strategy helps us reduce markdowns. There can be no assurance that we will be able to continue to adequately stock our boutiques with a sufficiently broad and shallow assortment of merchandise. As we increase order volumes in connection with opening new boutiques and expanding our direct-to-consumer business, it may become increasingly difficult for us to accurately forecast the optimal amount of merchandise to order from our vendors and continue to offer a broad and shallow merchandise assortment at each boutique. If we are unable to offer a broad and shallow merchandise assortment, customers may choose to visit our boutiques less frequently, our brand could be impaired, our market share may decline and our results of operations could deteriorate. Further, any failure to maintain a broad and shallow merchandise assortment could lead to excess inventories which could lead to markdowns.

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

We are in the process of replacing several core information technology systems, which could disrupt our operations and adversely affect our financial results.

In fiscal year 2011, we began the implementation of a fully integrated enterprise software platform from JDA, which we began to introduce in stages in August 2011 and plan to finalize in the second quarter of fiscal year 2013. Also, our accounting system may need to be upgraded and replaced over time depending on our growth.

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

As our number of boutiques and our direct-to-consumer sales grow, our operations will become more complex. While we have grown substantially as a company since inception, much of this growth occurred in the last three fiscal years. As we move forward, we expect our growth to bring new challenges that we have not faced before. Among other difficulties that we may encounter, this growth will place a strain on our existing infrastructure, including our distribution facilities, information technology systems, financial controls, real estate and boutique operations staffs, and may make it more difficult for us to adequately forecast expenditures, such as real estate and construction expenses, budgeting will become more complex, and we may also place increased burdens on our vendors, as we will likely increase the size of our merchandise orders. The increased demands that our growth plans will place on our infrastructure may cause us to operate our business less efficiently, which could cause deterioration in the performance of our existing boutiques. New order delivery times could lengthen as a result of the strains that growth will place on our existing resources and our growth may make it otherwise difficult for us to respond quickly to changing trends, consumer preferences and other factors. This could impair our ability to continue to offer trend-right merchandise which could result in excess inventory, greater markdowns, loss of market share and decreased sales.

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

We face intense competition in the specialty retail apparel and accessories industry. We compete on the basis of a combination of factors, including price, breadth, quality and style of merchandise, as well as our in-boutique experience and level of customer service, our brand image and our ability to anticipate, identify and respond to new and changing fashion trends. While we believe that we compete primarily with specialty retailers and internet businesses that specialize in women’s apparel and accessories, we also face competition from department stores, mass merchandisers and value retailers. We believe our primary competitors include specialty apparel and accessories retailers that offer their own private labels. In addition, our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have an adverse effect on our business.

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

Our inability to maintain our operating margins could adversely affect the price of our common stock.

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

Our future success is substantially dependent on the continued service of our senior management, particularly Mr. Neill Davis, one of our directors since 2007 and our Chief Executive Officer since January 1, 2013. Mr. Davis has extensive experience both with our company and in our industry and is familiar with our business, systems and processes. The loss of services of one or more of our named executive officers could impair our ability to manage our business effectively and could have an adverse effect on our business, as we may not be able to find suitable individuals to replace them on a timely basis or at all. In addition, any departures of key personnel could be viewed in a negative light by investors and analysts, which could cause our common stock price to decline. We do not maintain key person insurance on any employee.

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

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of boutique employees, including boutique managers, who understand and appreciate our customers, brand and corporate culture, and are able to adequately and effectively represent our culture and establish credibility with our customers. Like most retailers, we experience significant employee turnover rates, particularly among boutique employees. Our planned growth will require us to hire and train even more personnel to manage such growth. If we are unable to hire and retain boutique personnel capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture, understanding of our customers and knowledge of the merchandise we offer, our ability to open new boutiques may be impaired, the performance of our existing and new boutiques could be materially adversely affected and our brand image may be negatively impacted. There is a high level of competition for experienced, qualified personnel in the retail industry and we compete for personnel with a variety of companies looking to hire for retail positions. Historically, we have prided ourselves on our commitment to employee growth and development and we focus on promoting from within our team. Our growth plans will strain our ability to staff our new boutiques, particularly at the boutique manager level, which could have an adverse effect on our ability to maintain a cohesive and consistently strong team, which in turn could have an adverse impact on our business. If we are unable to attract, train and retain employees in the future, we may not be able to serve our customers effectively, thus reducing our ability to continue our growth and to operate our existing boutiques as profitably as we have in the past.

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

Our corporate headquarters and our only distribution facility are located in Houston, Texas. Our distribution facility supports both our boutiques and our direct-to-consumer business. A majority of our merchandise is shipped from our vendors to the distribution facility and then packaged and shipped from our distribution facility to our boutiques and our direct-to-consumer customers. The success of our boutiques depends on the timely receipt of merchandise because they must receive merchandise in a timely manner in order to stay current with the fashion preferences of our customers. The efficient flow of our merchandise requires that we have adequate capacity and uninterrupted service in our distribution facility to support both our current level of operations, and the anticipated increased levels that may follow from our growth plans. We believe that our current distribution facility is capable of supporting our growth plans for several years.

In addition, if we encounter difficulties associated with our distribution facility or if it were to shut down for any reason, including fire, hurricanes or other natural disaster, we could face inventory shortages resulting in “out-of-stock” conditions in our boutiques, and delays in shipments to our customers, resulting in significantly higher costs and longer lead times associated with distributing our merchandise. See “-The current geographic concentration of our boutiques creates an exposure to local economies, regional downturns and severe weather or other catastrophic occurrences that may materially adversely affect our financial condition and results of operations” below. Also, most of our computer equipment and senior management, including critical resources dedicated to merchandising, financial and administrative functions are located at our corporate headquarters. Our management and our operations and distribution staff would need to find an alternative location, causing further disruption and expense to our business and operations.

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

We have many important vendor relationships that we believe provide us with a competitive advantage. We do not own or operate any manufacturing facilities. Instead, we purchase our merchandise from third-party vendors. Our top 10 vendor vendors sourced approximately 46% of our merchandise in fiscal year 2012 with no single vendor accounting for more than 13% of our purchases. Our business and financial performance depend in large part on our ability to evaluate merchandise quickly for style and then modify any undesirable designs or to improve the quality, look, and fit of the item. We do not have long-term contracts with any of these vendors and we generally operate without any contractual assurances of continued supply, pricing or access to new products. Rather, we receive and review samples almost daily for fit and fashion evaluation. Any of our vendors could discontinue supplying us with desired products in sufficient quantities for a variety of reasons.

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

We historically have established good working relationships with many small- to mid-sized vendors that often have more limited resources, production capacities and operating histories. Market and economic events that adversely impact our vendors could impair our ability to obtain merchandise in sufficient quantities. Such events include difficulties or problems associated with our vendors’ business, finances, labor, ability to import merchandise, costs, production, insurance and reputation. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on acceptable terms or at all in the future, especially if we need significantly greater amounts of inventory in connection with the growth of our business. We may need to develop new relationships with larger vendors, as our current vendors may be unable to supply us with needed quantities and we may not be able to find similar merchandise on the same terms from larger vendors. If we are unable to acquire suitable merchandise in sufficient quantities, at acceptable prices with adequate delivery times due to the loss of or a deterioration or change in our relationship with one or more of our key vendors or events harmful to our vendors occur, it may adversely affect our business and results of operations.

A failure in our direct-to-consumer operations could significantly disrupt our business and lead to reduced sales, growth prospects and reputational damage.

While accounting for only 1.5% and 1.4% of our net sales in fiscal years 2012 and 2011, respectively, our direct-to-consumer business is rapidly growing and is an important element of our brand and relationship with our customers. Net sales attributable to our direct-to-consumer business increased 61.1% and 49.5% in fiscal years 2012 and 2011, respectively. Further expanding our direct-to-consumer business is an important part of our growth strategy. In addition to changing consumer preferences, shifting traffic patterns and related customer acquisition costs and buying trends in our direct-to-consumer business, we are vulnerable to certain additional risks and uncertainties associated with direct-to-consumer sales, including rapid changes in technology, website downtime and other technical failures, security breaches, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities. Our failure to successfully respond to these risks and uncertainties could reduce our direct-to-consumer sales, increase our costs, diminish our growth prospects, and damage our brand, which could negatively impact our results of operations and stock price.

In addition, there is no guarantee that we will be able to further expand our direct-to-consumer business. Many of our competitors already have direct-to-consumer businesses that are substantially larger and more developed than ours, which places us at a competitive disadvantage. If we are unable to further expand our direct-to-consumer business, our growth plans will suffer and the price of our common stock could decline.

System security risk issues, including our failure to protect our customers’ privacy and disruption of our internal operations or information technology systems, could harm our reputation and adversely affect our financial results and stock price.

Experienced computer programmers and hackers, or even internal users, may be able to penetrate or create systems disruptions or cause shutdowns of our network security or that of third-party companies with which we have contracted to provide services. We generally collect and store customer information for marketing purposes and any compromise of customer information could subject us to customer or government litigation and harm our reputation, which could adversely affect our business and growth. Moreover, we could incur significant expenses or disruptions of our operations in connection with system failures or data breaches. An increasing number of websites, including several large internet companies, have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their sites. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, sophisticated hardware and operating system software and applications that we buy or license from third-parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the security and operation of the systems. The costs to us to eliminate or alleviate security problems, viruses and bugs, or any problems associated with the outsourced services provided to us, could be significant, and efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution or other critical functions.

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

We operated 39 boutiques in California as of February 2, 2013, making California our largest market, representing approximately 11% of our total boutiques. We also have boutique concentration in Texas, Florida and the Northeast region, operating 32 boutiques, 26 boutiques and 68 boutiques in these regions, respectively, as of February 2, 2013. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our sales and profitability. These factors include, among other things, changes in demographics and population.

Further, our corporate headquarters and only distribution center are currently located at a single facility in Houston, Texas. Our single distribution center receives, stores and distributes merchandise to all of our boutiques and fulfills all sales for our direct-to-consumer business. Most of our computer equipment and senior management, including critical resources dedicated to merchandising and financial and administrative functions, are located at our corporate headquarters. As described elsewhere in the risk factors in this report, we do not have adequate disaster recovery systems and plans at our corporate headquarters and distribution facility. As a result, our business may be more susceptible to regional natural disasters and catastrophes than the operations of more geographically diversified competitors. See “-We have one corporate headquarters and distribution facility and have not yet implemented disaster recovery procedures. Disruptions to the operations at that location could have an adverse effect on our business operations” above.

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

Changes in laws, including employment laws and laws related to our merchandise could make conducting our business more expensive or otherwise cause us to change the way we do business.

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

We believe that our trademarks are integral to our boutique design, our direct-to-consumer business and our success in building our brand image and customer loyalty. We rely on trademark registrations and common law trademark rights to protect the distinctiveness of our brand and have registered those trademarks that we believe are important to our business with the United States Patent and Trademark Office. We cannot assure you that these registrations will prevent imitation of our name, merchandising concept, boutique design or private label merchandise, or the infringement of our other intellectual property rights by others. In most cases, the merchandise we sell is purchased on a non-exclusive basis from vendors that also sell to our competitors. While we use our brand name on these items, our competitors may seek to replicate aspects of our business strategy and in-boutique experience, thereby diluting the experience we offer and adversely affecting our brand and competitive position. Imitation of our name, concept, boutique design or merchandise in a manner that projects lesser quality or carries a negative connotation of our brand image could have an adverse effect on our business, financial condition and results of operations.

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

We currently purchase all our inventory from domestic vendors, who source our merchandise both domestically and internationally. In fiscal years 2012 and 2011, we believe most of the merchandise sourced by our vendors was produced outside the United States. These vendors, to the extent they obtain merchandise from outside of the United States, are subject to trade restrictions, including tariffs, safeguards or quotas, changes to which could increase the cost or reduce the supply of merchandise available to us. Under the World Trade Organization Agreement, effective January 1, 2005, the United States and other World Trade Organization member countries removed quotas on goods from World Trade Organization members, which in certain instances we believe afford our vendors greater flexibility in importing textile and apparel products from World Trade Organization countries from which they source our merchandise. However, as the removal of quotas resulted in an import surge from China, the United States imposed safeguard quotas on a number of categories of goods and apparel from China, and may impose additional quotas in the future. These and other trade restrictions could have a significant impact on our vendors’ sourcing patterns in the future. The extent of this impact, if any, and the possible effect on our purchasing patterns and costs, cannot be determined at this time. We cannot predict whether any of the countries in which our vendors’ merchandise is currently manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States or foreign governments, nor can we predict the likelihood, type or effect of any restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against items we offer in our boutiques, as well as United States or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of merchandise to our vendors, and we would expect the costs to be passed along in increased prices to us, which could hurt our profitability.

We may be subject to sales tax in states where we operate our direct-to-consumer business, which could have an adverse effect on our business, financial condition and results of operations.

Under current state and federal laws, we are not required to collect and remit sales tax in some states where we sell through our direct-to-consumer business. Legislation is pending in some states that may require us to collect and remit sales tax on direct-to-consumer sales or institute use tax reporting. If states pass sales or use tax laws, we may need to collect and remit current and past sales tax and could face greater exposure to income tax and franchise taxes in these states. Any increase in sales tax or use tax reporting on our internet sales could discourage customers from purchasing through our direct-to-consumer business, which could have an adverse effect on growth prospects.

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

We have historically operated our business as a private company. In July 2011, we completed our IPO. As a result, we are required to incur additional legal, accounting, compliance and other expenses that we did not incur as a private company. We are obligated to file with the SEC annual and quarterly information and other reports that are specified in Section 13 and other sections of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, we are also subject to other reporting and corporate governance requirements, including certain requirements of The NASDAQ Stock Market, certain provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), certain provisions of the Dodd-Frank Act of 2010 (“Dodd-Frank”) and the regulations promulgated thereunder, which impose significant compliance obligations upon us. We must be certain that we have the ability to institute and maintain a comprehensive compliance function; established internal policies; ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis; design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with Sarbanes-Oxley; involve and retain outside counsel and accountants in the above activities and maintain an investor relations function.

Sarbanes-Oxley and Dodd-Frank, as well as rules subsequently implemented by the SEC and The NASDAQ Stock Market, have imposed increased regulation and disclosure and have required enhanced corporate governance practices of public companies. Our efforts to comply with evolving laws, regulations and standards in this regard have resulted and will likely continue to result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. These require a significant commitment of additional resources. We may not be successful in implementing or maintaining these requirements, any failure of which could materially adversely affect our business, results of operations and financial condition. In addition, if we fail to implement or maintain the requirements with respect to our internal accounting and audit functions, our ability to continue to report our operating results on a timely and accurate basis could be impaired. If we do not implement or maintain such requirements in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or The NASDAQ Stock Market. Any such action could harm our reputation and the confidence of investors and customers in our company and could materially adversely affect our business and cause our share price to fall.

Concentration of ownership among our existing executive officers, directors and CCMP Capital Advisors LLC (“CCMP”) may prevent new investors from influencing significant corporate decisions.

As of February 2, 2013, our executive officers, directors and CCMP owned, in the aggregate, approximately 17% of our outstanding common stock, or approximately 20% assuming the exercise of outstanding options owned by our executive officers and directors. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions and will have significant control over our management and policies. This concentration of influence could be disadvantageous to other stockholders with interests different from those of our officers, directors and principal stockholders. Currently, two of the six members of our Board are principals of CCMP and one member is Mr. Davis, the Chief Executive Officer of the company.

As of February 2, 2013, CCMP held approximately 17% of our outstanding common stock. As a result of this ownership position, CCMP could take actions that have the effect of delaying or preventing a change-in-control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The concentration of voting power held by CCMP may have an adverse effect on the price of our common stock. The interests of these stockholders may not be consistent with the interests of other stockholders.

CCMP may have conflicts of interest with us in the future.

CCMP owns a substantial amount of our common stock and representatives of CCMP and its affiliates occupy two seats on our Board. CCMP is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. In addition, corporate opportunities may arise in the area of potential acquisitions of competitive businesses that may be attractive to us as well as to CCMP or its affiliates.

CCMP and the members of our Board who are affiliated with CCMP, by the terms of our amended and restated certificate of incorporation, are not required to offer us any transaction opportunity of which they become aware and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is expressly offered to them solely in their capacity as our directors. The company, by the terms of our amended and restated certificate of incorporation, expressly renounces any interest in any such corporate opportunity to the extent permitted under applicable law, even if the opportunity is one that we would reasonably be deemed to have pursued if given the opportunity to do so. Our amended and restated certificate of incorporation cannot be amended to eliminate the company’s renunciation of any such corporate opportunity arising prior to the date of any such amendment. CCMP or its affiliates may also acquire competing businesses that may not be attractive to us, and have no obligation to refrain from acquiring competing businesses. Any competition could intensify if an affiliate or subsidiary of CCMP were to enter into or acquire a business similar to our specialty retail operations. CCMP or its affiliates may enter into or acquire a competing business in the future.

 ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

 ITEM 2. PROPERTIES

We do not own any real property, but rather lease our properties. Our corporate headquarters, warehouse and distribution center are located in an approximately 218,000 square foot facility in Houston, Texas. The lease will expire on April 30, 2020; however, we have options to renew the lease for an additional period of up ten years. In addition, the terms of the lease include an option to add as much as an additional 122,000 square feet if necessary. We believe that our current facility will be sufficient to support our growth plans for several years.

As of February 2, 2013, we had 360 boutiques in 44 states and had executed leases for 63 new boutiques we plan to open in fiscal year 2013. In total we have approximately 499,000 gross square feet across all of our boutiques. Our boutiques are leased from third parties with lease terms of five to ten years and many of our lease agreements have additional five-year renewal options. A majority of our leases have early termination clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods or if a shopping center does not meet specified occupancy standards. In addition to fixed minimum lease payments, most of our boutique leases provide for additional rental payments based on a percentage of sales if sales at the respective boutiques exceed specified levels. In addition, a majority of our leases also provide for additional payments associated with common area maintenance, real estate taxes and insurance. In addition, many of our lease agreements have defined escalating rent provisions over the initial term and extensions.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the NASDAQ Global Select Market under the symbol “FRAN” since our IPO. Before then, there was no public market for our common stock. As of February 2, 2013, there were approximately 79 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations or other entities identified in security position listing maintained by depositories.

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the NASDAQ Global Select Market:

	High	Low
Fiscal Year 2011
Second Quarter (July 22, 2011 to July 30, 2011 only)	$29.75	$22.46
Third Quarter (July 31, 2011 to October 29, 2011)	$27.37	$18.51
Fourth Quarter (October 30, 2011 to January 28, 2012)	$26.58	$15.36

Fiscal Year 2012
First Quarter (January 29, 2012 to April 28, 2012)	$32.60	$21.97
Second Quarter (April 29, 2012 to July 28, 2012)	$31.83	$21.82
Third Quarter (July 29, 2012 to October 27, 2012)	$36.28	$27.87
Fourth Quarter (October 28, 2012 to February 2, 2013)	$29.53	$22.54

Dividend Policy

We did not declare or pay any dividends on our common stock during fiscal years 2012 and 2011. Any future determination to pay dividends will be at the discretion of our Board, subject to compliance with applicable law and any contractual provisions, including under agreements for indebtedness we may incur, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our Board deems relevant. Because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under future indebtedness we may incur.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding equity securities authorized for issuance under our equity compensation plans as of February 2, 2013.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average Exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,822,610	$12.23	2,188,748
Equity plan not approved by security holders	-	-	-

(1)	Approved before our initial public offering.

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

	July 22, 2011	January 28, 2012	February 2, 2013
Francesca's Holdings Corporation	$100.00	$133.71	$168.53
NASDAQ Global Select Market Index	$100.00	$98.89	$111.61
NASDAQ Retail Trade Index	$100.00	$107.63	$126.18

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following selected consolidated financial data for each of the years ended February 2, 2013, January 28, 2012 and January 29, 2011 and the selected consolidated balance sheet data as of February 2, 2013 and January 28, 2012 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the year ended January 30, 2010 and January 31, 2009 and the consolidated balance sheet data as of January 29, 2011, January 30, 2010 and January 31, 2009 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

We operate on a fiscal calendar which, in a given fiscal year, consists of a 52- or 53-week period ending on the Saturday closest to January 31st. The reporting periods contained in our audited consolidated financial statements included in this report contain 53 weeks of operations in fiscal year 2012, which ended on February 2, 2013, 52 weeks of operations in fiscal year 2011, which ended January 28, 2012 and 52 weeks of operations in fiscal year 2010, which ended January 29, 2011. Our fiscal years 2009 and 2008 each included 52 weeks of operations which ended on January 30, 2010 and January 31, 2009, respectively. For fiscal years consisting 53 weeks, sales during the 53rd week are excluded from comparable boutique sales. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read the selected consolidated financial and operating data for the periods presented in conjunction with “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes, which are included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
	(in thousands, except per share data and percentages)

Consolidated Statements of Operations

Net sales(1)	$296,373	$204,158	$135,176	$79,367	$52,290
Cost of goods sold and occupancy costs(2)	137,873	97,365	65,008	37,244	25,358
Gross profit	158,500	106,793	70,168	42,123	26,932
Selling, general, and administrative expense	80,560	63,262	40,525	24,641	19,962
Income from operations	77,940	43,531	29,643	17,482	6,970
Interest income (expense)	(672)	(4,868)	(1,633)	2	4
Loss on early extinguishment of debt	-	(1,591)	-	-	-
Other income (expense)	230	284	(2)	38	14
Income before income tax expense	77,498	37,356	28,008	17,522	6,988
Income tax expense	30,437	14,855	11,113	6,918	2,382
Net income	47,061	22,501	16,895	10,604	4,606
Increase in redemption value of convertible redeemable preferred stock	-	-	-	(60,271)	-
Convertible redeemable preferred stock accrued dividends	-	-	-	(2,022)	(1,641)
Net income (loss) available to stockholders	$47,061	$22,501	$16,895	$(51,689)	$2,965
Less: Income attributable to participating securities	-	-	-	-	(1,038)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
	(in thousands, except per share data and percentages)

Net income (loss) available to common stockholders	$47,061	$22,501	$16,895	$(51,689)	$1,927

Basic earnings (loss) per common share(3)	$1.08	$0.53	$0.43	$(1.99)	$0.07
Diluted earnings (loss) per common share(3)	$1.05	$0.52	$0.41	$(1.99)	$0.07
Dividends declared per common share	-	-	$2.39	-	-
Weighted average shares outstanding:
Basic shares	43,744	42,087	39,385	26,000	26,000
Diluted shares	44,807	42,948	40,907	26,000	26,000

Consolidated Balance Sheet and Operating Data

Total current assets	$59,106	$36,041	$31,721	$22,318	$13,036
Total assets	112,595	72,312	59,124	31,218	16,830
Long-term debt	-	22,000	87,875	-	-
Total liabilities	40,538	55,410	114,592	8,242	4,556
Convertible redeemable preferred stock-series A	-	-	-	85,854	23,561
Total stockholders’ equity (deficit)	72,057	16,902	(55,468)	(62,878)	(11,287)

Operating data:

Comparable boutique sales growth for period(4)	14.9%	10.4%	15.2%	9.8%	(6.3)%
Number of boutiques open at end of period (not in thousands)	360	283	207	147	111
Net sales per average square foot for period (not in thousands)(5)	$632	$554	$508	$429	$384
Average square feet per boutique at the end of the period (not in thousands)(6)	1,385	1,409	1,428	1,428	1,419
Total gross square feet at end of period	499	399	296	210	158

(1)	Net sales plus shipping and handling fees.
(2)	Cost of goods sold and occupancy costs includes the cost of purchased merchandise, freight costs from our suppliers to our distribution centers and freight costs for merchandise shipped directly from our vendors to our boutiques, allowances for inventory shrinkage and obsolescence, boutique occupancy costs including rent, utilities, common area maintenance, property taxes, depreciation and amortization, and boutique repair and maintenance costs and shipping costs related to direct-to-consumer sales.
(3)	Please see Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of per share calculations.
(4)	A boutique is included in comparable boutique sales on the first day of the fifteenth full month following the boutique’s opening. When a boutique that is included in comparable boutique sales is relocated, we continue to consider sales from that boutique to be comparable boutique sales. If a boutique is closed for thirty days or longer for a remodel or as a result of weather damage, fire or the like, we no longer consider sales from that boutique to be comparable boutique sales. Comparable boutique sales exclude direct-to-consumer sales and 53rd week sales for 53-week fiscal years.
(5)	Net sales per average square foot for the period is calculated by dividing net sales for the period by the average square feet during the period. Because of our rapid growth, for purposes of providing a net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. Average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average total square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.
(6)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.

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

We operate on a fiscal calendar which, in a given fiscal year, consists of a 52- or 53-week period ending on the Saturday closest to January 31st. The reporting periods contained in our audited consolidated financial statements included in this report contain 53 weeks of operation in fiscal year 2012, which ended on February 2, 2013, 52 weeks of operations in fiscal year 2011, which ended January 28, 2012 and 52 weeks of operations in fiscal year 2010, which ended January 29, 2011. Our fiscal years 2009 and 2008 each included 52 weeks of operations, which ended on January 30, 2010 and January 31, 2009, respectively. For fiscal years consisting 53 weeks, sales during the 53rd week are excluded from comparable boutique sales. Historical results are not necessarily indicative of the results to be expected for any future period.

Overview

Our company was founded in 1999. Currently, francesca’s® is one of the fastest growing specialty retailers in the United States. Our strong growth and operating results reflect the initiatives taken by our management team which include accelerating the rate of new boutique openings, and further investing in our distribution capability and in our internet site and direct-to-consumer capability, as well as the acceptance of our brand and merchandise as we have expanded into additional regions of the United States. We also continue to strengthen our capital and liquidity positions by generating positive cash flows from operations and maintaining appropriate debt levels.

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales, comparable boutique sales, cost of goods sold and occupancy costs, selling, general and administrative expenses and income from operations. We believe that through the strength of our business model and our disciplined operating philosophy, we have achieved strong financial performance and growth that is among the best in the specialty retail sector:

•	Between fiscal year 2010 and 2012 our net sales increased from $135.2 million to $296.4 million, representing a compound annual growth rate of 48.1%.

•	Our comparable boutique sales (see footnote 1 to the table under “Results of Operations” below) increased by 14.9% in fiscal year 2012 after a 10.4% increase in fiscal year 2011 and a 15.2% increase in fiscal year 2010.

•	Between the end of fiscal year 2010 and 2012 our boutique count increased from 207 to 360.

•	Between fiscal year 2010 and 2012 our income from operations increased from $29.6 million to $78.0 million, representing a compound annual growth rate of 62.3%.

Since the beginning of fiscal year 2012, we have increased our boutique base from 283 boutiques to 360 boutiques as of February 2, 2013. We expect to continue our strong growth in the future. We believe there is a significant opportunity to grow our boutique base to approximately 900 boutiques over the next eight years. We plan to open approximately 80 new boutiques in fiscal year 2013 and 75 new boutiques in fiscal year 2014.

We continue to invest capital to build the corporate and distribution infrastructure necessary to support our growth. We also continue to invest in our systems infrastructure, including implementation of technology for retail merchandise management, point-of-sale software and other software applications. In fiscal year 2011, we began the implementation of a fully integrated enterprise software platform from JDA, which we began to introduce in stages in August 2011 and plan to finalize in the second quarter of fiscal year 2013.

Results of Operations

The following table presents operating data for the periods indicated:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Comparable boutique sales growth for period(1)	14.9%	10.4%	15.2%
Number of boutiques open at end of period	360	283	207
Net sales per average total square foot for period (not in thousands)(2)	$632	$554	$508
Average square feet (not in thousands)(3)	1,385	1,409	1,428
Total gross square feet at end of period (in thousands)	499	399	296

(1)	A boutique is included in comparable boutique sales on the first day of the fifteenth full month following the boutique’s opening. When a boutique that is included in comparable boutique sales is relocated, we continue to consider sales from that boutique to be comparable boutique sales. If a boutique is closed for thirty days or longer for a remodel or as a result of weather damage, fire or the like, we no longer consider sales from that boutique to be comparable boutique sales. Comparable boutique sales exclude direct-to-consumer sales and 53rd week sales for 53-week fiscal years.
(2)	Net sales per average square foot are calculated by dividing net sales for the period by the average square feet during the period. Because of our rapid growth, for purposes of providing a net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. Average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.
(3)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.

Boutique Count

The following table summarizes the number of boutiques open at the beginning and the end of the periods indicated:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Number of boutiques open at beginning of period	283	207	147
Boutiques added	77	76	62
Boutiques closed	-	-	(2)
Number of boutiques open at the end of period	360	283	207

Fiscal Year 2012 Compared to Fiscal Year 2011

	Fiscal Year Ended
	February 2, 2013		January 28, 2012		Variance
	In Dollars	As a % of Net Sales(1)	In Dollars	As a % of Net Sales(1)	In Dollars	%	As a % of Net Sales(1)

Net sales	$296,373	100.0%	$204,158	100.0%	$92,215	45.2%	0.0%
Cost of goods sold and occupancy costs	137,873	46.5%	97,365	47.7%	40,508	41.6%	(1.2)%
Gross profit	158,500	53.5%	106,793	52.3%	51,707	48.4%	1.2%
Selling, general and administrative expenses	80,560	27.2%	63,262	31.0%	17,298	27.3%	(3.8)%
Income from operations	77,940	26.3%	43,531	21.3%	34,409	79.0%	5.0%
Interest income (expense)	(672)	(0.2)%	(4,868)	(2.4)%	4,196	(86.2)%	2.2%
Loss on early extinguishment of debt	-	0.0%	(1,591)	(0.8)%	1,591	(100.0)%	0.8%
Other income (expense)	230	0.1%	284	0.1%	(54)	(19.0)%	(0.1)%
Income before income tax expense	77,498	26.1%	37,356	18.3%	40,142	107.5%	7.8%
Income tax expense	30,437	10.3%	14,855	7.3%	15,582	104.9%	3.0%
Net income	$47,061	15.9%	$22,501	11.0%	$24,560	109.2%	4.9%

(1)	Percentage totals in the above table may not equal the sum of the components due to rounding.

Net Sales

Net sales increased 45.2%, or $92.2 million, to $296.4 million in fiscal year 2012 compared to $204.2 million in fiscal year 2011. This increase is attributable to the following.

In millions	Amount attributed to

$60.8	Increase in non-comparable boutique sales and direct-to-consumer sales. Direct-to-consumer sales contributed $1.7 million of the total increase.

27.5	14.9% increase in comparable boutique sales driven by higher average transactions per boutique.

3.9	Impact of 53rd week.

$92.2	Increase in total sales.

There were 283 comparable boutiques and 77 non-comparable boutiques open at February 2, 2013 compared to 202 and 81, respectively, at January 28, 2012.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 41.6%, or $40.5 million, to $137.9 million in fiscal year 2012 compared to $97.4 million in fiscal year 2011. Cost of merchandise and freight expenses increased by $28.9 million primarily driven by the increased sales volume. Occupancy costs increased by $10.4 million principally due to the increase in the number of boutiques in operation during fiscal year 2012 as compared to fiscal year 2011. Allowance for shrinkage increased by $1.2 million primarily due to increased sales and inventory levels. As a percentage of net sales, cost of goods sold and occupancy costs decreased to 46.5% in fiscal year 2012 from 47.7% in fiscal year 2011. This decrease was attributable to leveraging of occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 27.3%, or $17.3 million, to $80.6 million in fiscal year 2012 compared to $63.3 million in fiscal year 2011. As a percentage of net sales, selling, general and administrative expenses decreased to 27.2% in fiscal year 2012 from 31.0% in fiscal year 2011. The components of this 3.8% decrease and the related dollar changes were as follows:

As a % of sales	Amount attributed to

(1.1)%	Decrease as a percentage of net sales due to leveraging of fixed boutique expenses. On a dollar basis, selling expenses increased by $12.8 million due to the increase in the number of boutiques in operation in fiscal year 2012 as compared to fiscal year 2011.

(2.7)%	Decrease as a percentage of net sales due, in part, to a $2.3 million (or 1.0% of net sales) charge associated with the accelerated vesting of certain options in connection with our IPO recognized in fiscal year 2011. The remaining change was due to improved leverage as the increase in our net sales outpaced the increase in general and administrative expenses. On a dollar basis, general and administrative expenses increased by $4.4 million primarily due the cost of adding corporate office and distribution employees to support the larger boutique base and increased net sales as well as an increase in freight expenses.

(3.8)%	Decrease in selling, general and administrative expenses

Interest Expense

Interest expense decreased by 86.2% to $0.7 million in fiscal year 2012 from $4.9 million in fiscal year 2011 due to lower average outstanding balance on our revolving credit facilities in fiscal year 2012 as compared to the same period of the prior year.

Income Tax Expense

Income tax expense increased to $30.4 million in fiscal year 2012 compared to $14.9 million in fiscal year 2011 due to the increase in taxable income. Our effective tax rate decreased to 39.3% in fiscal year 2012 from 39.8% in fiscal year 2011.

Fiscal Year 2011 Compared to Fiscal Year 2010

	Fiscal Year Ended
	January 28, 2012		January 29, 2011		Variance
	In Dollars	As a % of Net Sales(1)	In Dollars	As a % of Net Sales(1)	In Dollars	%	As a % of Net Sales(1)
Net sales	$204,158	100.0%	$135,176	100.0%	$68,982	51.0%	0.0%
Cost of goods sold and occupancy costs	97,365	47.7%	65,008	48.1%	32,357	49.8%	(0.4)%
Gross profit	106,793	52.3%	70,168	51.9%	36,625	52.2%	0.4%
Selling, general and administrative expenses	63,262	31.0%	40,525	30.0%	22,737	56.1%	1.0%
Income from operations	43,531	21.3%	29,643	21.9%	13,888	46.9%	(0.6)%
Interest income (expense)	(4,868)	(2.4)%	(1,633)	(1.2)%	(3,235)	198.1%	(1.2)%
Loss on early extinguishment of debt	(1,591)	(0.8)%	-	0.0%	(1,591)	n/a	(0.8)%
Other income (expense)	284	0.1%	(2)	0.0%	286	(14300.0)%	0.2%
Income before income tax expense	37,356	18.3%	28,008	20.7%	9,348	33.4%	(2.4)%
Income tax expense	14,855	7.3%	11,113	8.2%	3,742	33.7%	(0.9)%
Net income	$22,501	11.0%	$16,895	12.5%	$5,606	33.2%	(1.5)%

(1)	Percentage totals in the above table may not equal the sum of the components due to rounding.

Net sales

Net sales increased 51.0%, or $69.0 million, to $204.2 million in fiscal year 2011 compared to $135.2 million in fiscal year 2010. This increase is attributable to the following:

In millions	Amount attributed to

$56.7	Increase in non-comparable boutique sales and direct-to-consumer sales. Direct-to-consumer sales contributed $0.9 million of the total increase.

12.3	10.4% increase in comparable boutique sales driven by higher average transactions per boutique.

$69.0	Increase in net sales

There were 202 comparable boutiques and 81 non-comparable boutiques open at January 28, 2012 compared to 137 and 70, respectively, at January 29, 2011.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 49.8%, or $32.4 million, to $97.4 million in fiscal year 2011 compared to $65.0 million in the fiscal year 2010. Cost of merchandise and freight expenses increased by $20.9 million primarily driven by the increased sales volume. Occupancy costs increased by $10.2 million principally due to the increase in the number of boutiques in operation during fiscal year 2011 compared to fiscal year 2010. Allowance for inventory shrinkage increased by $1.3 million primarily due to increased sales. As a percentage of net sales, cost of goods sold and occupancy costs decreased to 47.7% in fiscal year 2011 from 48.1% in fiscal year 2010. This decrease was principally caused by improved merchandise margin as a result of a shift in sales mix to the higher margin merchandise categories as well as a correction to rent expense amounting to $0.7 million recognized in fiscal year 2010 for rent incurred from time of possession to boutique opening for boutiques opened in prior fiscal years.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 56.1%, or $22.7 million, to $63.3 million in fiscal year 2011 compared to $40.5 million in fiscal year 2010. As a percentage of net sales, selling, general and administrative expenses increased to 31.0% in fiscal year 2011 from 30.0% in fiscal year 2010. The components of this 1.0% increase and the related dollar amounts are as follows.

As a % of sales	Amount attributed to

(0.3)%	Decrease in selling expenses as a percentage of net sales as a result of increased leverage. On a dollar basis, selling expenses increased $11.6 million driven by the increase in the number of boutiques in operation in fiscal year 2011 as compared to fiscal year 2010.
1.3%	Increase in general and administrative expenses as a percentage of net sales due, in part, to a $2.3 million (or 1.0% or net sales) charge associated with the accelerated vesting of certain options in connection with our IPO. On a dollar basis, general and administrative expenses increased $11.1 million primarily due to additional costs related to adding corporate office and distribution employees to support the larger boutique base and increased net sales as well as additional costs incurred to meet the ongoing requirements for a public company.
1.0%	Increase in selling, general and administrative expenses

Interest Expense

Interest expense increased 198.1%, or $3.2 million, to $4.9 million in fiscal year 2011 compared to $1.6 million in fiscal year 2010 primarily due to higher average outstanding balance in fiscal year 2011 compared to fiscal year 2010. We entered into our senior secured credit facility on November 17, 2010 and therefore interest expense for fiscal year 2010 only reflects approximately ten weeks of interest related to the said facility. On July 27, 2011, net proceeds from our IPO, together with $41.0 million of indebtedness under our revolving credit facility and $6.8 million of cash on hand, were used to repay the $92.0 million (including accrued interest of $0.6 million) outstanding under our senior secured credit facility. Our senior secured credit facility was then terminated. During the period it was outstanding, our senior secured credit facility had an average interest rate of 7.75%. Initial borrowing under our revolving credit facility was $41.0 million and was subsequently reduced to $22.0 million at January 28, 2012. Our revolving credit facility had an average interest rate of 3.8% in fiscal year 2011.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $1.6 million in fiscal year 2011 due to the write-off of debt issue costs related to early repayment of our senior secured credit facility. We did not incur loss on early extinguishment of debt in fiscal year 2010.

Income Tax Expense

The increase in income tax expense of $3.7 million in fiscal year 2011 compared to fiscal year 2010 was primarily due to an increase in taxable income. The effective tax rate of 39.8% in fiscal year 2011 was comparable to the effective tax rate of 39.7% in fiscal year 2010.

Sales by Merchandise Category

The following table presents merchandise by category, in dollars and as a percentage of total sales, for the periods indicated.

	Fiscal Year Ended
	February 2, 2013		January 28, 2012		January 29, 2011		January 30, 2010		January 31, 2009
	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales
	(in thousands, except percentages)
Apparel	$145,935	49.2%	$104,666	51.3%	$70,326	52.0%	$45,540	57.4%	$26,782	51.2%
Jewelry	68,039	23.0%	41,802	20.5%	27,911	20.7%	16,764	21.1%	12,306	23.5%
Accessories	45,825	15.5%	32,084	15.7%	19,567	14.5%	8,007	10.1%	5,211	10.0%
Gifts	36,602	12.3%	25,602	12.5%	17,367	12.8%	8,949	11.3%	7,991	15.3%
Merchandise sales	296,401	100.0%	204,154	100.0%	135,171	100.0%	79,260	99.9%	52,290	100.0%
Shipping	425	0.1%	220	0.1%	195	0.1%	107	0.1%	-	-
Change in return reserve	(453)	(0.1)%	(216)	(0.1)%	(190)	(0.1)%	-	0.0%	-	-
Net sales	$296,373	100.0%	$204,158	100.0%	$135,176	100.0%	$79,367	100.0%	$52,290	100.0%

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

We were in compliance with all covenants under our revolving credit facility as of February 2, 2013. At February 2, 2013, we had $29.9 million of cash and cash equivalents and $65.0 million in borrowing availability under our revolving credit facility. There were no letters of credit outstanding at February 2, 2013.

For the longer term, we expect that our cash flow from operations along with borrowings under our revolving credit facility and tenant allowances for new boutiques will be sufficient to fund capital expenditures, our working capital requirements and to timely meet the principal and interest requirements under our revolving credit facility.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table.

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Provided by operating activities	$56,999	$46,471	$21,020
Used for investing activities	(23,663)	(16,858)	(16,208)
Used for financing activities	(17,505)	(28,083)	(6,063)
Net Increase (decrease) in cash and cash equivalents	$15,831	$1,530	$(1,251)

Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords. Net cash provided by operating activities was $57.0 million, $46.5 million and $21.0 million in fiscal years 2012, 2011 and 2010, respectively. The increase in cash provided by operating activities in each of the fiscal years was primarily due to higher net income as a result of our significant sales growth. The increases in our working capital components were due to the increase in the number of boutiques in operation from year to year. Accounts receivable were lower at the end of fiscal years 2012 and 2011 primarily due to the timing of collection of tenant allowances from landlords. Accounts payable was lower at the end of fiscal year 2012 due to lower accrued legal fees and follow-on offering costs.

Investing Activities

Investing activities consist primarily of capital expenditures for new boutiques, improvements to existing boutiques, as well as investment in information technology and our distribution facility.

	For the Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Capital expenditures for:
New boutiques	$15,692	$13,267	$13,176
Existing boutiques	1,263	748	850
Technology	1,838	2,630	1,708
Corporate and distribution	4,870	249	474
Proceeds from sale of property and equipment	-	(36)	-
Net cash used in investing activities	$23,663	$16,858	$16,208

Our total capital expenditures for fiscal years 2012, 2011 and 2010 were $23.7 million $16.9 million and $16.2 million, respectively, with new boutiques accounting for most of our spending at $15.7 million, $13.3 million and $13.2 million over the same period, respectively. Spending for new boutiques included amounts associated with boutiques that will open in the subsequent fiscal year. The company opened 77 boutiques in fiscal year 2012, 76 boutiques in fiscal year 2011 and 62 boutiques in fiscal year 2010. The average cost of the leasehold improvements, furniture and fixtures, excluding tenant allowances, for new boutiques opened in fiscal year 2012, 2011 and 2010 were $186,000, $180,000 and $170,000, respectively. The increase in the average capital expenditures for new boutiques was primarily due to an increase in the cost of leasehold improvements, signage and technological enhancements. We expect that costs of opening new boutiques will continue to increase in future years. However, we expect that any such increases will not be material and should not adversely impact our expansion plans or pay back and return on our net investment. The average tenant allowance per new boutique were $92,000, $81,000 and $72,000 in fiscal years 2012, 2011 and 2010, respectively while total cash inflows from tenant allowances totaled $7.5 million, $7.8 million and $5.0 million over the same period. Tenant allowances are amortized as a reduction in rent expense over the term of the lease. The average collection period for these allowances is approximately six months after boutique opening. As a result, we fund the cost of new boutiques with cash flow from operations, build-out allowances from our landlords, or borrowings under our revolving credit facility. See discussion under “- Revolving Credit Facility.” The remaining capital expenditures of $8.0 million in fiscal year 2012 were primarily used on the new corporate office build out and our technology initiatives while $3.6 million in fiscal year 2011 and $3.0 million in fiscal year 2010 were primarily used for investments in information technology, our corporate offices and for distribution facility enhancements.

Management anticipates that capital expenditures in fiscal year 2013 will be approximately $22.0 million to $25.0 million, including approximately $15.8 million to $16.3 million in connection with new boutique openings. We expect to spend approximately $2.5 million to $3.0 million to refresh our direct-to-consumer website. The remaining capital expenditures of $3.7 million to $5.7 million are expected to be used for investments in our existing boutiques, corporate offices and for distribution center enhancements.

We expect that our cash flow from operations along with borrowings under our revolving credit facility and tenant allowances for new boutiques will be sufficient to fund capital expenditures for new boutiques, our technology initiatives including our planned merchandise planning and point-of-sale upgrades, improvements to our corporate offices and distribution facility.

Financing Activities

Financing activities consist principally of borrowings and payments under our revolving credit facilities as well as proceeds from the exercise of stock options and the related tax consequence.

Net cash used in financing activities in fiscal year 2012 of $17.5 million consisted of $22.0 million repayment of borrowings under our revolving credit facility offset by $4.5 million proceeds from stock option exercises and the related tax benefit. Net cash used in financing activities in fiscal year 2011 of $28.1 million consisted of $112.8 million repayment of borrowings under our credit facilities and $1.5 million payment of debt issuance costs offset by $44.2 million proceeds from our initial public offering, $41.0 million proceeds from borrowings under our revolving credit facility and $1.0 million proceeds from stock option exercises and related tax benefit. During fiscal year 2010, net cash used in financing activities totaled $6.1 million. This included net proceeds of $95.0 million from borrowings under our senior secured credit facility and $2.3 million proceeds from stock option exercises and the related tax benefit offset by the payment of a $100.0 million cash dividend, repayment of $1.2 million of indebtedness outstanding under our senior secured credit facility and $2.1 million payment of debt issuance costs.

Revolving Credit Facility

On July 27, 2011, Francesca’s Collections, Inc. (“Francesca’s Collections”), our wholly-owned indirect subsidiary, entered into a revolving credit facility in the aggregate amount of $65.0 million that matures on July 27, 2016. The revolving credit facility includes borrowing capacity available for letters of credit. At February 2, 2013, there were no outstanding amounts under our revolving credit facility.

All obligations under the revolving credit facility are unconditionally guaranteed by, subject to certain exceptions, Francesca’s LLC, our wholly-owned direct subsidiary and the parent of Francesca’s Collections and each of Francesca’s Collections’ existing and future direct and indirect wholly owned domestic subsidiaries. There are currently no subsidiary guarantors for the revolving credit facility because Francesca’s Collections does not currently have any subsidiaries. All obligations under the revolving credit facility, and the guarantees of those obligations (as well as cash management obligations and any interest rate hedging or other swap agreements), are secured by substantially all of Francesca’s Collections’ assets as well as the assets of any subsidiary guarantor.

The borrowings under the revolving credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate of Royal Bank of Canada, (2) the federal funds rate plus 1/2 of 1%, and (3) the LIBOR for an interest period of one month plus 1.00%, or (b) in the case of LIBOR borrowings, a rate equal to the higher of (1) 1.50% and (2) the LIBOR for the interest period relevant to such borrowing. The applicable margin for borrowings under the revolving credit facility ranges from 1.25% to 2.25% with respect to base rate borrowings and from 2.25% to 3.25% with respect to LIBOR borrowings, in each case based upon the achievement of specified levels of a ratio of consolidated total debt to consolidated EBITDA. Additionally, we are required to pay a fee to the lenders under the revolving credit facility on the un-borrowed amount at a rate ranging from 0.25% to 0.45%, based on the achievement of specified levels of a ratio of consolidated total debt to consolidated EBITDA. We are also required to pay customary letter of credit fees. During fiscal year 2012, amounts outstanding under the revolving credit facility accrued interest at an average rate of 3.8%.

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

We are in compliance with the financial covenants under our revolving credit facility as of February 2, 2013 and our consolidated lease-adjusted leverage ratio and consolidated interest coverage ratio were 1.21 to 1.00 and 293.44 to 1.00, respectively, as of that date. Further, Francesca’s Collections’ ability to pay dividends is subject to restrictions including a maximum secured leverage ratio. If Francesca’s Collections’ debt under the revolving credit facility exceeds that ratio, it is restricted from paying dividends. At February 2, 2013, this ratio was within the required limit, thus, Francesca’s Collections would have been allowed to pay dividends.

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

Senior Secured Credit Facility

On November 17, 2010, Francesca’s Collections entered into a $100.0 million senior secured credit facility with a syndicate of financial institutions. The senior secured credit facility consisted of a $95.0 million term loan facility and a $5.0 million revolving credit facility, each with a scheduled maturity date of November 17, 2013. On July 27, 2011, net proceeds from our IPO, together with $41.0 million of indebtedness under a new revolving credit facility and $6.8 million of cash on hand, were used to repay the $92.0 million (including accrued interest of $0.6 million) outstanding under our senior secured credit facility. The senior secured credit facility was then terminated. In fiscal year 2011, we wrote-off the unamortized debt issuance costs of $1.6 million associated with the senior secured credit facility and reported a loss on early extinguishment of debt in such amount.

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

Revenue Recognition

We recognize revenue upon purchase of merchandise by customers, net of estimated merchandise returns and discounts and sales taxes collected. Revenue is recognized, for boutique sales, at the point at which the customer receives and pays for the merchandise at the register. For on-line sales, revenue is recognized upon delivery and includes shipping charges. Management estimates future returns on previously sold merchandise based on return history and current sales levels. The estimated sales returns are periodically compared to actual sales returns and adjusted, if appropriate. We do not believe that there is a reasonable likelihood that there will be material changes in future estimates or assumptions we use to calculate our merchandise return reserve. However, if the actual rate of merchandise returns increases significantly, our operating results may be adversely affected.

Gift Cards and Gift Card Breakage

We account for the sale of gift cards as a liability at the time a gift card is sold. The liability is relieved and revenue is recognized upon redemption of the gift card. Our gift cards do not have an expiration date. We recognize income from the breakage of gift cards when the likelihood of redemption of the gift card is remote based on historical redemption patterns. We did not recognize gift card breakage income in fiscal years 2012, 2011 or 2010 due to lack of sufficient historical data to reasonably estimate the amount of gift cards that will never be redeemed.

Inventory Valuation

We value merchandise inventory at the lower of cost or market on a weighted average cost basis. Inventory costs include cost of merchandise and freight costs. We record merchandise receipts at the time they are delivered to our distribution center or to our boutiques directly from vendors.

We review our inventory levels to identify slow-moving merchandise and generally use promotional markdowns to clear slow-moving merchandise. Each period we evaluate recent selling trends and the related promotional events or pricing strategies in place to sell through the current inventory levels. Promotional markdowns or additions to the lower of cost or market reserve may occur when inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, lack of consumer acceptance of fashion items, competition or if it is determined that the inventory in stock will not sell at its currently ticketed price. Such markdowns may have an adverse impact on earnings, depending on the extent and amount of inventory affected. The anticipated deployment of new merchandise is reflected within the estimated future promotional markdown plan, as such new inventory in certain circumstances will displace merchandise currently on-hand. Additions to the lower of cost or market reserve are recorded as an increase to cost of goods sold and occupancy costs in the consolidated statements of operations.

We also estimate an inventory shrinkage reserve for the period of time between the last physical inventory count and the balance sheet date. The estimate for shrinkage reserve can be affected by changes in merchandise mix and changes in actual shrinkage trends.

Impairment of Long-lived Assets

We evaluate long-lived assets held for use and held for sale whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at a boutique level. Boutique assets are reviewed for impairment using factors including, but not limited to, our future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that boutique, compared to the carrying value of the assets. We recognize impairment if the sum of the undiscounted future cash flows of a boutique does not exceed the carrying value of the assets. For impaired assets, we recognize a loss equal to the difference between the net book value of the asset and its estimated fair value. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. In addition, at the time a decision is made to close a boutique, we accelerate depreciation over the revised useful life of the asset. Based on the analysis performed, there was no impairment for each of the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011.

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

We recognize tax liabilities for uncertain tax positions and adjust these liabilities when the company’s judgment changes as a result of the evaluation of new information not previously available. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. There were no uncertain tax positions requiring accrual at January 28, 2012 and January 29, 2011.

Stock-based Compensation

In connection with our stock based compensation plans, our Board considers the estimated fair value of the company’s stock when setting the stock option exercise price as of the date of each grant. Prior to our IPO, because the company was privately held and there was no public market for our common stock, the fair market value of our common stock was determined by our Board at the time the option grants were awarded. In determining the fair value of our common stock, the Board considered such factors as our actual and projected financial results, the consideration paid by third party investors in the company, including, investments by CCMP in arm’s length transactions for their respective investment and controlling investment in the company, the principal amount our indebtedness, valuations of the company performed by third parties and other factors it believed were material to the valuation process.

Following our IPO, our Board determines the exercise price of stock options based on the closing price of our common stock on the grant date.

We account for stock-based compensation in accordance with FASB ASC 718, “Compensation-Stock Compensation,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of this statement, stock-based compensation cost is measured at the grant date fair value and is recognized as an expense over the employee’s requisite service period (based on the vesting period of the equity grant). As required under this guidance, we estimate forfeitures for options granted which are not expected to vest. Changes in these inputs and assumptions can materially affect the measurement of the estimated fair value of our stock-based compensation expense. We estimate the grant date fair value of stock option awards using the Black-Scholes option pricing model. For fiscal years 2012, 2011 and 2010, the fair value of stock options was estimated at the grant date using the following assumptions:

Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Expected volatility	50.30% - 68.18%	54.19% - 69.92%	54.21% - 60.59%
Risk-free interest rate	0.84% - 0.99%	1.08% - 2.11%	1.63% - 3.24%
Weighted average term	6.00 – 6.50	6.00 - 6.50	6.27 - 6.50
Expected dividend yield	-	-	-

Expected volatility incorporates historical volatility of similar entities whose shares prices are publicly available. The risk-free interest rate was determined based on the rate of Treasury instruments whose maturities are similar to those of the expected term of the award being valued. Expected term represents the period of time options are expected to be outstanding. The expected term was determined using the “simplified method” as allowed by SEC Staff Accounting Bulletin Topic 14D2. The simplified method defines expected term as the midpoint between the vesting date and the contractual term of the stock option. This method was used due to the lack of sufficient historical data to provide a basis upon which to estimate the expected term. The expected dividend yield was based on our expectations of not paying dividends on our common stock for the foreseeable future.

Stock-based compensation expense related to stock options was $3.6 million, $4.7 million and $2.4 million for fiscal years 2012, 2011 and 2010, respectively. Stock-based compensation in fiscal year 2011 included a $2.3 million charge related to the accelerated vesting of certain options in connection with our IPO. We granted options to purchase an aggregate of 705,000, 882,099 and 1,994,430 of shares of our common stock in fiscal years 2012, 2011 and 2010, respectively. These grants and any future stock option grants will likely increase our stock-based compensation expense in future fiscal years compared to fiscal year 2012.

As of February 2, 2013, we had outstanding vested options to purchase approximately 1,480,906 shares of common stock, at a weighted average exercise price of $6.17 per share and outstanding unvested options to purchase 1,341,704 shares of common stock, at a weighted average exercise price of $18.94 per share. The per share value of each share of common stock underlying the vested and unvested options at the dates of the grant of the options range from $1.43 to $30.75 per share.

 Related Party Transactions

Stony Leather, Inc. Relationship

Stony Leather, Inc. (“Stony”) is one of our inventory vendors. We purchase inventory from Stony on a purchase order basis. Stony sources, wholesales and distributes jewelry, accessories, handbags and gift items. Stony’s customers include retailers, wholesalers, individuals, television shopping networks, and internet-based merchants. We are only one of Stony’s several customers.

Stony is owned and operated by certain family members of Ms. Kyong Gill, our former Executive Vice Chairperson and former member of our Board. Ms. Gill retired from the Company and the Board on July 10, 2012 and at such time Stony ceased to be a related party.

Since the founding of our company, Stony has been a supplier of a variety of our inventory items. Stony has accounted for 10% of our total inventory purchases from the beginning of fiscal year 2012 through July 10, 2012 and 7% and 10% of our total inventory purchases on an annual basis in fiscal years 2011 and 2010, respectively. The rates for the merchandise and services provided to us by Stony are set through arms-length negotiations at the time each such transaction is entered into. We often request and receive from Stony merchandise on special order or modify previously ordered merchandise. Generally, Stony provides us a 3% damage allowance to cover the costs of damaged merchandise. Purchases from Stony were approximately $4.0 million from the beginning of fiscal year 2012 through July 10, 2012 and $5.0 million in each of the fiscal years 2011 and 2010.

KJK Trading Relationship

KJK Trading Corporation (“KJK”) is one of our inventory vendors. We purchase inventory from KJK on a purchase order basis. Although KJK assists us in the design of several items of apparel we sell in our boutiques, KJK does not act as our broker or agent in the sourcing of our merchandise. KJK Trading employs several employees to conduct its business. We are the sole customer of KJK Trading.

KJK is owned and operated by certain family members of Ms. Kyong Gill, our former Executive Vice Chairperson and former member of our Board. Ms. Gill retired from the Company and the Board on July 10, 2012 and at such time Stony ceased to be a related party.

KJK has been one of our inventory vendors since 2008. KJK has accounted for 12% of our total inventory purchases from the beginning of fiscal year 2012 through July 10, 2012 and 12% and 13% of our total inventory purchases on an annual basis in fiscal years 2011 and 2010, respectively. We negotiate and set the rates for the merchandise and services provided to us by KJK at market rates for such merchandise and services at the time each such transaction is entered into. We often request and receive from KJK merchandise on special order or modify previously ordered merchandise. Generally, KJK provides us a 1% damage allowance to cover the costs of damaged merchandise. Purchases from KJK were approximately $5.2 million from the beginning of fiscal year 2012 through July 2012 and were approximately $8.1 million and $6.6 million in fiscal years 2011 and 2010, respectively.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of February 2, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations(1)	$184,258	$24,477	$47,236	$43,416	$69,129
Merchandise purchase commitments	26,696	26,696	-	-	-
Contracts for software application implementation	2,166	846	1,268	52	-
Estimated unused commitment fee under our revolving credit facility(2)	567	162	324	81

(1)	Excludes common area maintenance charges, real estate taxes and certain other expenses which amounted to approximately 39.6% of minimum lease obligations in fiscal year 2012. We expect this percentage to be relatively consistent for the next three years.
(2)	Our credit facility requires us to pay unused commitment fee on any un-borrowed amount. For purposes of this table, we estimated the unused commitment fee using the amount available to be borrowed at February 2, 2012 and the average rate in effect during fiscal year 2012 of 0.25%.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility, if drawn upon, carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows could be exposed to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future. At February 2, 2013, there were no borrowings under our revolving credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Francesca’s Holdings Corporation:

We have audited the accompanying consolidated balance sheets of Francesca’s Holdings Corporation (the “Company”) as of February 2, 2013 and January 28, 2012 and the related consolidated statements of operations, changes in convertible redeemable preferred stock and shareholders’ equity (deficit), and cash flows for each of the three years in the period ended February 2, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Francesca’s Holdings Corporation at February 2, 2013, and January 28, 2012 and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 2, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Francesca’s Holdings Corporation’s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2013 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP
March 22, 2013
Dallas, Texas

Francesca’s Holdings Corporation

Consolidated Balance Sheets

(In thousands)

	February 2, 2013	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$29,877	$14,046
Accounts receivable	1,925	2,156
Inventories	19,049	14,462
Deferred income taxes	3,506	2,352
Prepaid expenses and other current assets	4,749	3,025
Total current assets	59,106	36,041
Property and equipment, net	49,559	33,199
Deferred income taxes	2,357	952
Other assets, net	1,573	2,120
TOTAL ASSETS	$112,595	$72,312

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,779	$8,627
Accrued liabilities	10,667	9,893
Total current liabilities	18,446	18,520
Deferred and accrued rents	22,092	14,890
Long-term debt	-	22,000
Total liabilities	40,538	55,410
Commitments and contingencies
Shareholders’ equity (deficit):
Common stock-$.01 par value, 80.0 million shares authorized, 43.9 million, and 43.5 million shares issued and outstanding at February 2, 2013 and January 28, 2012, respectively	439	435
Additional paid-in capital	85,161	77,071
Accumulated deficit	(13,543)	(60,604)
Total shareholders’ equity	72,057	16,902
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$112,595	$72,312

The accompanying notes are an integral part of these Consolidated Financial Statements.

Francesca’s Holdings Corporation

Consolidated Statements of operations

(In thousands, except per share data)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net sales	$296,373	$204,158	$135,176
Cost of goods sold and occupancy costs	137,873	97,365	65,008
Gross profit	158,500	106,793	70,168
Selling, general and administrative expenses	80,560	63,262	40,525
Income from operations	77,940	43,531	29,643
Interest expense	(672)	(4,868)	(1,633)
Loss on early extinguishment of debt	-	(1,591)	-
Other income (expense)	230	284	(2)
Income before income tax expense	77,498	37,356	28,008
Income tax expense	30,437	14,855	11,113
Net income	$47,061	$22,501	$16,895

Basic earnings per common share	$1.08	$0.53	$0.43
Diluted earnings per common share	$1.05	$0.52	$0.41
Dividends declared per common share	-	-	$2.39
Weighted average shares outstanding:
Basic shares	43,744	42,087	39,385
Diluted shares	44,807	42,948	40,907

The accompanying notes are an integral part of these Consolidated Financial Statements.

Francesca’s Holdings Corporation

Consolidated Statements of Changes in Convertible Redeemable

Preferred Stock and Shareholders’ Equity (Deficit)

(In thousands)

					Additional
	Convertible				Paid-in
	Redeemable Preferred				Capital	Retained
	Stock-Series A		Common Stock		(Distributions	Earnings	Total
	Shares		Shares	Par	in Excess of	(Accumulated	Shareholders’
	Outstanding	Amount	Outstanding	Value	Capital)	Deficit)	Equity (Deficit)
Balance, January 30, 2010	35	$85,854	26,000	$260	$(63,138)	$-	$(62,878)
Net income			-	-	-	16,895	16,895
Conversion of Preferred Stock-Series A to common stock	(35)	(85,854)	14,000	140	85,714	-	85,854
Stock-based compensation	-	-	-	-	2,400	-	2,400
Cash dividends declared and related tax benefit	-	-	-	-	1,220	(100,000)	(98,780)
Stock options exercised and related tax benefit	-	-	457	5	1,036	-	1,041
Balance, January 29, 2011	-	-	40,457	405	$27,232	(83,105)	(55,468)
Net income				-	-	22,501	22,501
Issuance of stock in initial public offering, net of costs	-	-	2,941	29	44,216	-	44,245
Stock-based compensation	-	-	-	-	4,671	-	4,671
Stock options exercised and related tax benefit	-	-	140	1	952	-	953
Balance, January 28, 2012	-	-	43,538	435	77,071	(60,604)	16,902
Net income						47,061	47,061
Stock-based compensation	-	-	-		3,599	-	3,599
Restricted stocks vested	-	-	3	-	-	-	-
Stock options exercised and related tax benefit	-	-	339	4	4,491		4,495
Balance, February 2, 2013	-	-	43,880	$439	$85,161	$(13,543)	$72,057

The accompanying notes are an integral part of these Consolidated Financial Statements.

Francesca’s Holdings Corporation

Consolidated Statements of Cash flows

(In thousands)

	For the Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Cash Flows Provided by Operating Activities:
Net income	$47,061	$22,501	$16,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,151	4,936	2,377
Stock-based compensation expense	3,599	4,671	2,400
Excess tax benefit from stock-based compensation	(2,296)	(449)	(1,757)
Loss on sale of assets	188	23	25
Loss on early extinguishment of debt	-	1,591	-
Amortization of debt issuance costs	299	537	158
Deferred income taxes	(2,559)	721	(2,685)
Changes in assets and liabilities:
Accounts receivables	231	1,898	(3,557)
Inventories	(4,587)	(2,593)	(5,631)
Prepaid expenses and other assets	(1,512)	(445)	(1,499)
Accounts payable	(848)	2,481	3,443
Accrued liabilities	3,069	3,932	4,852
Deferred and accrued rents	7,203	6,667	5,999
Net cash provided by operating activities	56,999	46,471	21,020
Cash Flows Used in Investing Activities:
Purchase of property and equipment	(23,663)	(16,894)	(16,208)
Other	-	36	-
Net cash used in investing activities	(23,663)	(16,858)	(16,208)
Cash Flows Used in Financing Activities:
Proceeds from issuance of stock in initial public offering, net of costs	-	44,245	-
Proceeds from borrowings under the revolving credit facility	-	41,000	-
Proceeds from borrowings under the senior secured credit facility	-	-	95,000
Repayment of borrowings under the revolving credit facility	(22,000)	(19,000)	-
Repayment of borrowings under the senior secured credit facility	-	(93,813)	(1,187)
Dividends	-	-	(100,000)
Payment of debt issuance costs	-	(1,468)	(2,137)
Proceeds from the exercise of stock options	2,199	504	504
Excess tax benefit from stock-based compensation	2,296	449	1,757
Net cash used in financing activities	(17,505)	(28,083)	(6,063)

Net increase (decrease) in cash and cash equivalents	15,831	1,530	(1,251)
Cash and cash equivalents, beginning of year	14,046	12,516	13,767
Cash and cash equivalents, end of year	$29,877	$14,046	$12,516
Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$32,405	$8,971	$13,509
Interest paid	448	5,569	163

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

The Company operates a national chain of retail boutiques designed and merchandised to feel like independently owned, upscale boutiques and provide its customers with an inviting, intimate and fun shopping experience. The Company offers a diverse and balanced mix of apparel, jewelry, accessories and gifts at attractive prices. At February 2, 2013, the Company operated 360 boutiques, which are located in 44 states throughout the United States, and its direct-to-consumer website.

In February 2010, two affiliates of CCMP Capital Advisors, LLC (collectively “CCMP”), acquired approximately 84% of the Company’s outstanding shares (the “CCMP Acquisition”) from certain stockholders of the Company. In connection with the CCMP Acquisition, the Convertible Redeemable Preferred Stock- Series A (“Preferred Stock”) was converted to common stock and the outstanding stock options became fully vested (see Note 6 and 10 for more information).

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

Fiscal Year

The Company maintains its accounts on a 52- to 53- week year ending on the Saturday closest to January 31. All references herein to fiscal year “2012” represents the 53-week period ended February 2, 2013 while fiscal year “2011” and “2010” each represent the 52-week periods ended January 28, 2012 and January 29, 2011, respectively.

Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified as prepaid expenses and other current assets in order to provide consistent comparative information. These reclassifications do not materially impact the consolidated financial statements for the prior periods presented.

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

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation at the measurement date:

•	Level 1-Quoted prices in active markets for identical assets or liabilities.
•	Level 2-Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
•	Level 3-Unobservable inputs based on the Company’s own assumptions.

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

Accounts Receivable

Accounts receivable consist of amounts due from credit card companies, tenant allowances due from landlords and income tax refund. The Company’s management has reviewed accounts receivable for collectibility and has determined an allowance for doubtful accounts is not necessary at February 2, 2013 and January 28, 2012.

Inventory

The Company values merchandise inventory at the lower of cost or market on a weighted-average cost basis. Inventory costs include freight costs. The Company records merchandise receipts at the time they are delivered to the distribution center or to its boutiques directly from vendors.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation of property and equipment is provided on a straight-line basis for financial reporting purposes using the following useful lives:

Assets	Estimated Useful Lives
Equipment	3 - 5 years
Furniture and fixtures	5 years
Software, including software developed for internal use	3 - 12 years
Signage and leasehold improvements	the lesser of 5 - 10 years or lease term

Assets under construction are not depreciated until the asset is placed in service and / or ready for use.

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maintenance and repairs of property and equipment are expensed as incurred, and major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is reflected in current earnings.

Impairment of Long-lived Assets

The Company evaluates long-lived assets held for use and held for sale whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at a boutique level. Boutique assets are reviewed for impairment using factors including, but not limited to, the Company’s future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that boutique, compared to the carrying value of the assets. The Company recognizes impairment if the sum of the undiscounted future cash flows of a boutique does not exceed the carrying value of the assets. For impaired assets, the Company recognizes a loss equal to the difference between the net book value of the asset and its estimated fair value. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. In addition, at the time a decision is made to close a boutique, the Company accelerates depreciation over the revised useful life of the asset. Based on the analysis performed, there was no impairment for each of the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011.

Operating Leases

The Company leases boutiques and distribution center and office space under operating leases. The majority of the Company’s lease agreements provide for tenant improvement allowances, rent escalation clauses and/or contingent rent provisions.

The Company records tenant improvement allowances and other landlord incentives as a component of deferred rent which is amortized on a straight-line basis over the lease term as a reduction of rent expense. The unamortized portion of deferred rent totaled $15.9 million and $10.9 million at February 2, 2013 and January 28, 2012, respectively, and is included in deferred and accrued rents in the consolidated balance sheets.

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

Revenue Recognition

The Company recognizes revenue upon purchase of merchandise by customers, net of estimated merchandise returns and sales tax collected. Revenue is recognized for boutique sales at the point at which the customer receives and pays for the merchandise at the register. For on-line sales, revenue is recognized upon delivery and includes shipping charges. Management estimates future returns on previously sold merchandise based on return history and current sales levels. Estimated sales returns are periodically compared to actual sales returns and adjusted, if appropriate.

Gift Cards and Gift Card Breakage

The Company accounts for the sale of gift cards as a liability at the time a gift card is sold. The liability is relieved and revenue is recognized upon redemption of the gift card. The Company’s gift cards do not have an expiration date. Income from gift card breakage is recognized when the likelihood of redemption is remote based on historical redemption patterns. The Company did not recognize any gift card breakage income in fiscal years 2012, 2011, or 2010 due to lack of sufficient historical data to reasonably estimate the amount of gift cards that will never be redeemed.

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs include the cost of purchased merchandise, freight costs from the Company’s suppliers to its distribution centers and freight costs for merchandise shipped directly from its vendors to its boutiques, allowances for inventory shrinkage and obsolescence, boutique occupancy costs including rent, utilities, common area maintenance, property taxes, depreciation and amortization, boutique repair and maintenance costs, and shipping costs related to direct-to-consumer sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include boutique and headquarters payroll (including buying department), employee benefits, freight from distribution centers to boutiques, boutique pre-opening expense, credit card merchant fees, costs of maintaining and operating the Company’s direct-to-consumer business, travel and administration costs and other expenses related to operations at the corporate headquarters, as well as stock-based compensation. Pre-opening expenses (including boutique set-up and training expenses) incurred prior to the opening of new boutiques are expensed as incurred.

Freight costs included in selling, general and administrative expenses amounted to $2.1 million, $1.3 million and $0.8 million for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011, respectively.

Advertising

Costs associated with advertising are charged to expense as incurred. For the years ended February 2, 2013, January 28, 2012 and January 29, 2011, advertising costs were minimal.

Stock-Based Compensation

In connection with the Company’s stock based compensation plans, the Board of Directors (the “Board”) considers the estimated fair value of the Company’s stock when setting the stock option exercise price as of the date of each grant. Prior to the IPO, because the Company was privately held and there was no public market for its common stock, the fair market value of its common stock was determined by the Board at the time the option grants were awarded. In determining the fair value of the common stock, the Board considered such factors as the Company’s actual and projected financial results, the consideration paid by third party investors in the Company, including investments by CCMP in arm’s length transactions for their respective investment and controlling investment in the Company (as described in Notes 1), the principal amount of the Company’s indebtedness, valuations of the Company performed by third parties and other factors the Board believed were material to the valuation process.

Following the IPO, the Board determines the exercise price of stock options based on the closing price of the Company’s common stock on the grant date. See Note 6 for further information.

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

Debt Issuance Costs

Costs incurred in connection with the Company’s borrowings are capitalized and included in other assets in the consolidated balance sheets. These costs are amortized to interest expense using the effective interest method over the term of the loan. In fiscal year 2011, the Company wrote-off the unamortized balance of debt issuance costs amounting to $1.6 million related to the termination of the senior secured credit facility, as discussed in Note 1. This write-off was presented as loss on early extinguishment of debt in the accompanying consolidated statements of operations. In connection with a new revolving credit facility, the Company incurred $1.5 million of costs that is being amortized over the term of loan. See Note 5 for further information. At February 2, 2013 and January 28, 2012, debt issuance costs totaled $1.0 million and $1.3 million, respectively. Amortization expense amounted to $0.3 million, $0.5 million and $0.2 million for the fiscal years 2012, 2011 and 2010, respectively.

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. The Company recognizes tax liabilities for uncertain tax positions and adjusts these liabilities when the Company’s judgment changes as a result of the evaluation of new information not previously available. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. The Company has no uncertain tax positions requiring accrual at February 2, 2013 and January 28, 2012.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-04 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued guidance on the presentation of comprehensive income to increase the prominence of other comprehensive income in the financial statements. An entity has the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, with earlier adoption permitted, and must be applied retrospectively. The Company adopted this guidance on January 29, 2012. The adoption of this guidance did not have any impact on our financial position, results of operations or cash flows as the Company does not have any items of other comprehensive income in any period presented, and therefore, is not required to report other comprehensive income or comprehensive income.

2. Earnings per Share

Basic earnings per common share amounts are calculated using the weighted-average number of common shares outstanding for the period. Diluted earnings per common share amounts are calculated using the weighted-average number of common shares outstanding for the period and include the dilutive impact of stock options and restricted stock using the treasury stock method. The following table summarizes the potential dilutive impact that could occur if outstanding options to acquire common stock were exercised or if outstanding restricted stocks have fully vested, and reconciles the weighted-average common shares outstanding used in the computation of basic and diluted earnings per share.

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Fiscal Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(In thousands, except per share data)
Numerator:
Net income	$47,061	$22,501	$16,895

Denominator:
Weighted-average common shares outstanding-basic	43,744	42,087	39,385
Options and other dilutive securities	1,063	861	1,522
Weighted-average common shares outstanding-diluted	44,807	42,948	40,907
Per common share:
Basic earnings per common share	$1.08	$0.53	$0.43
Diluted earnings per common share	$1.05	$0.52	$0.41

Stock options to purchase approximately 0.7 million, 0.9 million and 0 shares of common stock for the fiscal years 2012, 2011 and 2010, respectively, were outstanding but not included in the computation of diluted earnings per shares due to its anti-dilutive effect.

3. Detail of Certain Balance Sheet Accounts

	As of Fiscal Year Ended
	February 2, 2013	January 28, 2012
	(in thousands)

Accounts receivable:
Credit card receivables	$1,458	$1,315
Tenant allowances	467	841
	$1,925	$2,156
Property and equipment, net:
Signage and leasehold improvements	$41,849	$26,324
Furniture and fixtures	9,473	6,650
Equipment	3,164	2,329
Software	3,961	2,821
Construction in progress	8,178	5,750
	66,625	43,874
Less accumulated depreciation	(17,066)	(10,675)
	$49,559	$33,199
Accrued liabilities:
Gift cards and store credits outstanding	$4,545	$3,140
Accrued payroll, benefits and bonuses	2,810	2,013
Income tax payable	2,342	4,049
Accrued sales tax	954	622
Accrued interest	16	69
	$10,667	$9,893
Deferred and accrued rents:
Deferred rent	$15,864	$10,889
Accrued rent	6,228	4,001
	$22,092	$14,890

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 4. Income Taxes

The provision for income tax expense for fiscal years 2012, 2011 and 2010 is as follows:

	For Fiscal Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Current:
Federal	$27,352	$11,009	$11,778
State	5,644	3,125	2,020
Total	32,996	14,134	13,798
Deferred:
Federal	(1,812)	1,446	(2,275)
State	(747)	(725)	(410)
Total	(2,559)	721	(2,685)

Income tax expense	$30,437	$14,855	$11,113

A reconciliation of the statutory federal income tax rate to the effective tax rate follows:

	For Fiscal Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Income tax expense at statutory rate	35.0%	35.0%	35.0%
Nondeductible expenses	0.2	0.7	0.5
State tax, net of federal benefit	4.1	4.2	3.7
Other	-	(0.1)	0.5
Effective tax rate	39.3%	39.8%	39.7%

Deferred tax assets and liabilities are recorded due to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences as measured by enacted tax rates, which will be in effect when these temporary differences reverse. These differences consist of the following at February 2, 2013 and January 28, 2012:

	As of Fiscal Year Ended
	February 2, 2013	January 28, 2012
	(in thousands)
Deferred tax assets:
Inventories	$665	$717
Accrued liabilities	2,841	1,635
Deferred and accrued rents	8,506	5,511
Equity based compensation	2,916	2,182
Total deferred tax assets	14,928	10,045
Deferred tax liabilities
Property and equipment	(9,065)	(6,741)
Total deferred tax liabilities	(9,065)	(6,741)
Net deferred tax assets	$5,863	$3,304

 The Company’s tax years are subject to examination by federal authorities from 2009 forward, and by state taxing authorities from 2008 forward.

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Credit Facility

Revolving Credit Facility

On July 27, 2011, Francesca’s Collections, Inc., a wholly-owned indirect subsidiary of the Company, (the “Borrower”) entered into an Amended and Restated Credit Agreement (the “revolving credit facility”) with Royal Bank of Canada, as Administrative Agent, and KeyBank National Association, as Syndication Agent, which provides $65.0 million of revolving credit facility (including borrowing capacity available for letters of credit). The revolving credit facility is scheduled to terminate on July 27, 2016. At February 2, 2013, no amounts were outstanding and $65.0 million was available for future borrowings on the revolving credit facility.

All obligations under the revolving credit facility are unconditionally guaranteed by, subject to certain exceptions, Parent and each of Borrower’s existing and future direct and indirect wholly owned domestic subsidiaries. All obligations under the revolving credit facility, and the guarantees of those obligations (as well as cash management obligations and any interest rate hedging or other swap agreements), are secured by substantially all of the Borrower’s assets as well as the assets of any subsidiary guarantor.

The borrowings under the revolving credit facility bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) in the case of base rate borrowings, a rate equal to the highest of (i) the prime rate of Royal Bank of Canada, (ii) the federal funds rate plus 1/2 of 1% and (iii) the LIBOR for an interest period of one month plus 1.00%; or (b) in the case of LIBOR borrowings, a rate equal to the higher of (1) 1.50% and (2) the LIBOR for the interest period relevant to such borrowing. The applicable margin for borrowings under the revolving credit facility will range from 1.25% to 2.25% with respect to base rate borrowings and from 2.25% to 3.25% with respect to LIBOR borrowings, in each case based upon the achievement of specified levels of the ratio of consolidated total debt to consolidated EBITDA. Additionally, the Borrower is required to pay a fee to the lenders under the revolving credit facility on the unused amount at a rate ranging from 0.25% to 0.45%, based on the achievement of specified levels of the ratio of consolidated total debt to consolidated EBITDA. The Borrower is also required to pay customary letter of credit fees. During the fiscal years 2012 and 2011, amounts outstanding under the revolving credit facility accrued interest at an average rate of 3.8%.

The revolving credit facility requires the Borrower to maintain a maximum consolidated total lease adjusted leverage ratio and a minimum consolidated interest coverage ratio, in each case, on the last day of any fiscal quarter and includes a maximum capital expenditure in any fiscal year. The Borrower’s ability to pay dividends to the Company is subject to restrictions including a maximum secured leverage ratio. If the Borrower’s debt under the revolving credit facility exceeds that ratio, it is restricted from paying dividends. At February 2, 2013, this ratio was within the required limit, thus, the Borrower could pay dividends.

The Borrower is in compliance with the debt covenants of its revolving credit facility as of February 2, 2013.

Senior Secured Credit Facility

On November 17, 2010, the Borrower entered into a senior secured credit facility (the “senior secured credit facility”) with a syndicate of financial institutions, which provided financing of up to $100.0 million consisting of a $95.0 million term loan facility and a $5.0 million revolving credit facility each with a maturity date of November 17, 2013. As described in Note 1, on July 27, 2011, the senior secured credit facility was terminated. In connection with the termination, the Company wrote-off the unamortized debt issuance costs of $1.6 million associated with the senior secured credit facility and included as loss on early extinguishment of debt in the accompanying consolidated statements of operations.

6. Stock-Based Compensation

2007 Stock Incentive Plan

In 2007, the Company adopted the Francesca’s Holdings Corporation 2007 Stock Incentive Plan (the “2007 Plan”), to be administered by Board of Directors or a committee designated by its Board of Directors (the “Committee”). Under the 2007 Plan, awards may be in the form of stock options, restricted stock or phantom shares and may be granted to any employee, director or consultant of the Company. With respect to incentive stock options granted, the share exercise price shall not be less than the fair market price on the date of grant. For non-qualified stock options granted, the share exercise price of each option is determined by the compensation committee of the Board, which considers the estimated fair value of the Company’s stock when setting stock option price as of the date of each grant. The awards generally vest evenly over four to five years and have a ten year contractual term. As of April 28, 2010, the Company can no longer grant awards under the 2007 Plan.

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

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2010 Stock Incentive Plan

On February 27, 2010, the Company adopted the Francesca’s Holdings Corporation 2010 Stock Incentive Plan (the “2010 Plan”) to be administered by the Board or a Committee. Under the 2010 Plan, awards may be in the form of stock options, stock or restricted stock and may be granted to any officers, directors, eligible employees and consultants of the Company. Exercise prices shall not be less than the fair market value of the Company’s common stock at the date of grant as determined by the Board. The awards generally vest over four to five years and have a ten year contractual term. As of July 14, 2011 the Company can no longer grant awards under the 2010 Plan.

On August 18, 2011, the vesting period for the options to purchase 545,333 shares of common stock granted on March 26, 2010 to the, then, Chief Executive Officer (“CEO”) accelerated due to the performance targets achieved by CCMP and certain of their affiliates. The Company recognized compensation expense in the amount of $2.3 million in the third quarter of fiscal year 2011 as a result of the accelerated vesting of these options.

2011 Stock Incentive Plan

On July 14, 2011, the 2011 Equity Incentive Plan (the “2011 Plan”) was approved by the stockholders and became immediately effective. Under the 2011 Plan, awards may be in the form of nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock and other stock-based awards which can be granted to any officers, directors, employees and consultants of the Company. A total of 3,175,365 shares of common stock are authorized for issuance under the 2011 Plan. Awards granted under the 2011 Plan generally vest over three to five years and have a ten-year contractual life. As of February 2, 2013, there were 2,188,748 awards remaining that can be granted under the 2011 Plan.

Stock Option Award Modification

In November 2010, the Board authorized and paid a cash dividend equal to $2.39 per share on its common stock following the issuance of a senior secured credit facility (see Note 5). In accordance with applicable plan documents, stock option holders are entitled to an equitable adjustment to their stock option awards upon, among other events, a recapitalization of the Company. As a result, the Board approved the reduction of the exercise price of certain outstanding options (724,000 total options) in an amount equal to the per share cash dividend effective on December 12, 2010 to reduce the dilution effect of the cash dividend. No incremental compensation expense was recognized because the fair value of the awards did not increase as a result of the modification. Additionally, the Board allowed certain stock option holders (1,318,000 total options) to participate in the cash dividend in lieu of stock price adjustment. The Company recognized incremental compensation expense of $0.3 million in fiscal year 2010 related to vested options for which the option holders received a cash dividend in lieu of the decrease in exercise price.

Stock Options

The following table presents stock options granted, vested and expired and aggregate intrinsic value under the existing share-based compensation plans. The intrinsic value of the stock options was calculated based the closing price of the Company’s common stock on the last trading day closest to February 2, 2013.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)	(Per share data)	(in Years)	(In thousands)
Outstanding as of January 28, 2012	3,185	$8.68
Options granted	705	$28.84
Options exercised	(339)	$6.49
Options forfeited or expired	(728)	$15.46
Outstanding as of February 2, 2013	2,823	$12.23	8	$47,147
Exercisable at February 2, 2013	1,481	$6.17	7	$33,286

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense for the fiscal years ended February 2, 2012, January 28, 2012 and January 29, 2011 totaled approximately $3.6 million, $4.7 million and $2.4 million, respectively. During fiscal years 2012, 2011 and 2010, 705,000, 882,099 and 1,994,430 stock options, respectively, were granted at a weighted-average grant date fair value of $14.21, $9.67 and $3.99, respectively. In fiscal year 2012, proceeds from stock option exercises amounted to $2.2 million while the intrinsic value amounted to $7.5 million.

The fair value of stock options was estimated on the date of grant using Black Scholes option pricing model using the following assumptions:

	2012	2011	2010
Expected volatility	50.3% - 68.2%	54.2% - 69.9%	54.2% - 60.6%
Risk-free interest rate	0.8% - 1.0%	1.1% - 2.1%	1.6% - 3.2%
Weighted-average expected term	6.0 – 6.5	6.0 - 6.5	6.27 - 6.5
Expected dividend yield	-	-	-

Expected volatility incorporates historical and implied volatility of similar entities whose share prices are publicly available. The risk-free interest rate was determined based on the rate of Treasury instruments with maturities similar to those of the expected term of the award being valued. Expected term represents the period of time options are expected to be outstanding. The expected term was determined using the “simplified method” as allowed by SEC Staff Accounting Bulletin Topic 14D2. The simplified method defines expected term as the midpoint between the vesting date and the contractual term of the stock option. This method was used due to the lack of sufficient historical data to provide a basis upon which to estimate the expected term. The expected dividend yield was based on the Company’s expectations of not paying dividends on its common stock for the foreseeable future.

As of February 2, 2013, there was approximately $11.8 million of total unrecognized compensation cost related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3 years.

7. Employee Benefits

The Company has adopted Francesca’s Collections, Inc. 401(k) Retirement Plan (the “401(k) Plan”) under which full-time and part-time employees who are at least 21 years of age and have completed twelve consecutive months of employment are eligible to participate. Employees may elect to contribute a certain percentage of their earnings subject to limitations provided for by the law. The Company makes a discretionary contribution to the Plan based on the contribution of the employees. Effective January 1, 2011, the Plan was amended whereby the Company makes matching contributions equal to 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. The Company may also make discretionary profit sharing contributions to the 401(k) Plan. No profit sharing contributions were made in fiscal years 2012, 2011 and 2010. The Company’s matching contributions were $0.2 million, $0.2 million and $0.1 million in fiscal years 2012, 2011 and 2010, respectively.

8. Commitments and Contingencies

Operating leases

The Company leases boutique space and office space under operating leases expiring in various years through the fiscal year ending 2024. Certain of the leases provide that the Company may cancel the lease, with penalties as defined in the lease, if the Company’s boutique sales at that location fall below an established level. Certain leases provide for additional rent payments to be made when sales exceed a base amount. Certain operating leases provide for renewal options for periods from three to five years at the market rate at the time of renewal.

Minimum future rental payments under non-cancellable operating leases as of February 2, 2013, are approximately as follows:

Fiscal Year	Amount
(in thousands)
2013	$24,477
2014	23,984
2015	23,252
2016	22,378
2017	21,038
Thereafter	69,129
184,258

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal years 2012, 2011 and 2010, rent expense totaled $22.5 million, $17.1 million and $12.2 million, respectively.

Legal Proceedings

From time to time, the Company is subject to various claims and legal proceedings arising in the ordinary course of business. While the outcome of any such claim cannot be predicted with certainty, in the opinion of management, the outcome of these matters will not have a material adverse effect on the Company’s business, results of operations or financial conditions.

9. Segment Reporting

The Company determined its operating segments on the same basis used internally to evaluate performance. The Company’s reporting segments are the operation of boutiques and the direct-to-consumer website, which have been aggregated into one reportable financial segment. The Company aggregates its operating segments because (i) the merchandise offered at retail locations and through the direct-to-consumer business is largely the same and (ii) management believes that the majority of its direct-to-consumer customers are also customers of retail locations. All of the Company’s identifiable assets are located in the United States.

The following is net sales information regarding the Company’s major merchandise categories.

	For the Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Apparel	$145,935	$104,666	$70,326
Jewelry	68,039	41,802	27,911
Accessories	45,825	32,084	19,567
Gifts	36,602	25,602	17,367
Merchandise sales	296,401	204,154	135,171
Shipping	425	220	195
Changes in return reserve	(453)	(216)	(190)
Net sales	$296,373	$204,158	$135,176

10. Convertible Redeemable Preferred Stock—Series A

Under its Certificate of Incorporation, the Company is authorized to issue 45,000 shares of undesignated Preferred Stock. In April 2007, the Board designated 35,000 preferred shares as Convertible Redeemable Preferred Stock—Series A, par value $0.01 per share, all of which were outstanding through February 25, 2010. On February 26, 2010, the holders of Preferred Stock exercised their right to convert all of the outstanding Preferred Stock into 14.0 million shares of common stock in connection with the acquisition by CCMP of approximately 84% of the Company’s outstanding shares. Thus, there were no outstanding shares of Preferred Stock subsequent to February 26, 2010.

11. Related Party Transactions

Stony Leather, Inc. (“Stony”) and KJK Trading Corporation (“KJK”) are two of the Company’s vendors. Stony and KJK are owned and operated by certain family members of Ms. Kyong Gill, the Company’s former Executive Vice Chairperson and former member of the Board. Ms. Gill retired from the Company and the Board on July 10, 2012 and at such time Stony and KJK ceased to be a related party. The following table shows total purchases, both in dollars and as a percentage of total purchases, from Stony and KJK for the periods indicated.

	For the Fiscal Year Ended
	2012(1)		2011		2010
	In USD	% of Total Purchases	In USD	% of Total Purchases	In USD	% of Total Purchases
	(in thousands, except percentages)
Stony	$4,049	10%	$5,030	7%	$4,999	10%
KJK	5,160	12%	8,122	12%	6,591	13%

(1) Only for the period January 29, 2012 through July 10, 2012.

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Quarterly Financial Data (Unaudited)

	Fiscal Year 2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)
Net sales	$86,700	$71,986	$76,365	$61,322
Gross profit	46,270	37,871	41,816	32,543
Income from operations	24,670	17,727	20,885	14,658
Net income	14,870	10,797	12,652	8,742
Basic earnings per common share	0.34	0.25	0.29	0.20
Diluted earnings per common share	0.33	0.24	0.28	0.20

	Fiscal Year 2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)
Net sales	$61,652	$50,020	$51,221	$41,265
Gross profit	32,335	25,833	27,001	21,624
Income from operations	14,460	8,044	12,607	8,419
Net income	8,353	4,744	5,485	3,918
Basic earnings per common share	0.19	0.11	0.13	0.10
Diluted earnings per common share	0.19	0.11	0.13	0.10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer and our Chief Administrative Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer, our Chief Financial Officer and Chief Administrative Officer have concluded that our disclosure controls and procedures as of February 2, 2013, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and the information required to be disclosed by us is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 2, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on such assessment, management concluded that, as of February 2, 2013, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of February 2, 2013 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, as stated in their report dated March 22, 2013, which follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Francesca’s Holdings Corporation

Houston, Texas

We have audited Francesca’s Holdings Corporation and subsidiaries (the “Company”)’s internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Francesca’s Holdings Corporation maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Francesca’s Holdings Corporation as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations, change in convertible redeemable preferred stock and shareholders’ equity (deficit) and cash flows for each of the three years in the period ended February 2, 2013 and our report dated March 22, 2013 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

March 22, 2013

Dallas, Texas

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting to be held on July 9, 2013.

We have adopted a written code of conduct and ethics, which applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. Our Code of Conduct and Ethics is available on our website www.francescas.com under the heading “Corporate Governance.” The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting to be held on July 9, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting to be held on July 9, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting to be held on July 9, 2013.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting to be held on July 9, 2013.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of February 2, 2013 and January 28, 2012
Consolidated Statements of Operations for the Fiscal Years Ended February 2, 2013, January 28, 2012 and January 29, 2011
Consolidated Statements of Changes in Convertible Redeemable Preferred Stock and Shareholders’ Equity (Deficit) for the Fiscal years Ended February 2, 2013, January 28, 2012 and January 29, 2011
Consolidated Statements of Cash Flows for the Fiscal Years Ended February 2, 2013, January 28, 2012 and January 29, 2011
Notes to Consolidated Financial Statements

2. Financial Statements Schedules

All schedules are omitted because they are not applicable or because the required information is either not material or is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.3 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

3.2	Amended and Restated Bylaws of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.4 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

4.1	Form of Specimen Common Stock of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 13, 2011).

4.2	Stockholders’ Agreement, dated as of February 26, 2010, among Francesca’s Holdings Corporation, CCMP Capital Investors II, L.P., CCMP Capital Investors (Cayman) II, L.P., Francesca’s Collections, Inc., the Management Stockholders signatory thereto and any other Persons signatory thereto from time to time (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on April 19, 2011).

10.1	Amended and Restated Credit Agreement, dated as of July 27, 2011, among Borrower, Parent, the Guarantors, the lenders party thereto, Royal Bank of Canada, as Administrative Agent and as Collateral Agent and KeyBank National Association, as Syndication Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on July 29, 2011).

10.2	Guaranty and Security Agreement, dated as of November 17, 2010, among Francesca’s Collections, Inc., the other guarantors party thereto, and Royal Bank of Canada, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.4 ┼	Francesca’s Holdings Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.5 ┼	Employee Stock Option Agreement for Theresa Backes, dated as of December 1, 2007 (incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.6 ┼	Francesca’s Holdings Corporation 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.7 ┼	Nonqualified Stock Option Agreement for John De Meritt, dated as of March 31, 2010 (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.8 ┼	Nonqualified Stock Option Agreement for Khalid M. Malik, dated as of March 31, 2010 (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

Exhibit No.	Description

10.9 ┼	Nonqualified Stock Option Agreement for Cynthia Thomassee, dated as of May 1, 2010 (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.10 ┼	Nonqualified Stock Option Agreement for Gene Morphis, dated as of December 14, 2010 (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.11 ┼	Nonqualified Stock Option Agreement for Richard J. Emmett, dated as of March 31, 2010 (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.12 ┼	Francesca’s Holdings Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.13 ┼	Francesca’s Holdings Corporation 2011 Equity Incentive Plan - Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.14 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.14 ┼	Francesca’s Holdings Corporation 2011 Equity Incentive Plan - Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.15 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.15 ┼	Letter of Agreement between Francesca’s Holdings Corporation and John De Meritt Regarding Outstanding Stock Options and Future Transactions in the Shares of Common Stock of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Francesca’s Holdings Corporation on December 17, 2012).

10.16 ┼	Francesca’s Holdings Corporation 2011 Executive Bonus Plan (incorporated by reference to Exhibit 10.16 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.17 ┼	Amended and Restated Employment Letter Agreement between Francesca’s Holdings Corporation and Neill Davis dated December 28, 2012 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Francesca’s Holdings Corporation on January 2, 2013).

10.18 ┼	Amended and Restated Employment Letter Agreement between Francesca’s Holdings Corporation and Theresa Backes dated December 28, 2012 (incorporated by reference to Exhibit 10.2 of Form 8-K filed by Francesca’s Holdings Corporation on January 2, 2013).

10.19 ┼	Amended and Restated Employment Letter Agreement between Francesca’s Holdings Corporation and Kal Malik dated December 28, 2012 (incorporated by reference to Exhibit 10.3 of Form 8-K filed by Francesca’s Holdings Corporation on January 2, 2013).

10.20 ┼	Employment Letter Agreement between Francesca’s Holdings Corporation and Sei Jin Alt dated December 28, 2012 (filed herewith).

10.21 ┼	Letter Agreement between Francesca’s Holdings Corporation and Richard J. Emmett, dated as of November 12, 2009 (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on June 14, 2011).

Exhibit No.	Description

10.22 ┼	Amendment to Letter Agreement between Francesca’s Holdings Corporation and Richard J. Emmett, dated as of February 26, 2010 (incorporated by reference to Exhibit 10.24 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.23	Commercial Park Lease, dated as of December 27, 2011 between Francesca’s Collections, Inc. and Weingarten / Lufkin, Inc. (incorporated by reference to Exhibit 10.32 of the Registration Statement on Form S-1 (File No. 333-179069) filed by Francesca’s Holdings Corporation on January 18, 2012).

10.24 ┼	Employment Letter Agreement between Francesca’s Holdings Corporation and Mark Vendetti dated February 6, 2013 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on February 12, 2013).

10.25	Amendment No. 1 to Credit Agreement, dated as of February 7, 2013, among Borrower, Parent, the Guarantors, the lenders party thereto, and Royal Bank of Canada, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on February 12, 2013).

21.1	Subsidiaries of Francesca’s Holdings Corporation (filed herewith)

23.1	Consent of Ernst & Young, independent registered public accountants (filed herewith)

31.1	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)

31.2	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)

32.1	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer (filed herewith)

101.1	The following financial information from Francesca’s Holdings Corporation’s Annual Report on Form 10-K for the year ended February 2, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Convertible Redeemable Preferred Stock and Stockholder’s Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of texts.

┼ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March, 2013.

FRANCESCA’S HOLDINGS CORPORATION

By:	/s/ Neill Davis
Name: Neill Davis
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Neill Davis	Chief Executive Officer and Director	March 22, 2013
Neill Davis	(Principal Executive Officer)

/s/ Mark Vendetti	Chief Financial Officer	March 22, 2013
Mark Vendetti	(Principal Financial and Accounting Officer)

/s/ Greg Brenneman	Director, Non-Executive Chairman	March 22, 2013
Greg Brenneman

/s/ Patricia A. Bender	Director	March 22, 2013
Patricia A. Bender

/s/ Richard Emmett	Director	March 22, 2013
Richard Emmett

/s/ Marie Toulantis	Director	March 22, 2013
Marie Toulantis

/s/ Richard Zannino	Director	March 22, 2013
Richard Zannino

/s/ Richard Kunes	Director	March 22, 2013
Richard Kunes

