Form 10-Q
period 2013-05-04
Francesca's Holdings CORP
filed 2013-06-07
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 4, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number: 001-35239

FRANCESCA’S HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-8874704
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8760 Clay Road Houston, TX	77080
(Address of principal executive offices)	(Zip Code)

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

The registrant had 44,023,026 shares of its common stock outstanding as of May 31, 2013.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Francesca’s Holdings Corporation

Unaudited Consolidated Balance Sheets

(In thousands)

	May 4, 2013	February 2, 2013	April 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$33,763	$29,877	$8,221
Accounts receivable	7,645	2,504	6,479
Inventories	23,330	19,049	17,642
Deferred income taxes	3,567	3,506	2,456
Prepaid expenses and other current assets	4,772	4,749	3,248

Total current assets	73,077	59,685	38,046
Property and equipment, net	55,729	49,559	38,205
Deferred income taxes	2,893	2,357	2,200
Other assets, net	1,383	1,573	2,069

TOTAL ASSETS	$133,082	$113,174	$80,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,623	$8,358	$10,077
Accrued liabilities	14,010	10,667	11,458
Total current liabilities	22,633	19,025	21,535
Deferred and accrued rents	26,151	22,092	19,245
Long-term debt	—	—	12,000
Total liabilities	48,784	41,117	52,780

Commitments and contingencies

Stockholders’ equity:
Common stock - $.01 par value, 80.0 million shares authorized; 44.0 million shares issued and outstanding at May 4, 2013; 43.9 million shares issued and outstanding at February 2, 2013; 43.6 million shares issued and outstanding at April 28, 2012.	440	439	436
Additional paid-in capital	86,464	85,161	79,166
Accumulated deficit	(2,606)	(13,543)	(51,862)
Total stockholders’ equity	84,298	72,057	27,740

Total liabilities and stockholders’ equity	$133,082	$113,174	$80,520

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Net sales	$78,987	$61,322
Cost of goods sold and occupancy costs	37,615	28,779
Gross profit	41,372	32,543
Selling, general and administrative expenses	23,351	17,885
Income from operations	18,021	14,658
Interest expense	(116)	(255)
Other income	83	37
Income before income tax expense	17,988	14,440
Income tax expense	7,051	5,698
Net income	$10,937	$8,742

Basic earnings per common share	$0.25	$0.20
Diluted earnings per common share	$0.24	$0.20

Weighted average shares outstanding:
Basic shares	43,939	43,573
Diluted shares	44,880	44,702

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional		Total
	Shares Outstanding	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, February 2, 2013	43,880	$439	$85,161	$(13,543)	$72,057
Net income	—	—	—	10,937	10,937
Stock-based compensation	—	—	990	—	990
Stock options exercised and related tax benefit	143	1	313	—	314
Balance, May 4, 2013	44,023	$440	$86,464	$(2,606)	$84,298

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Cash Flows From Operating Activities:
Net income	$10,937	$8,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,237	1,607
Stock-based compensation expense	990	734
Excess tax benefit from stock-based compensation	(2,373)	(1,014)
Loss on sale of assets	110	7
Amortization of debt issuance costs	73	73
Deferred income taxes	(597)	(1,352)
Changes in assets and liabilities:
Accounts receivable	(5,141)	(4,045)
Inventories	(4,281)	(3,180)
Prepaid expenses and other assets	93	(245)
Accounts payable	265	1,172
Accrued liabilities	5,717	2,579
Deferred and accrued rents	4,059	4,355
Net cash provided by operating activities	12,089	9,433

Cash Flows Used in Investing Activities:
Purchase of property and equipment	(8,517)	(6,620)
Net cash used in investing activities	(8,517)	(6,620)

Cash Flows Provided by (Used in) Financing Activities:
Repayments of borrowings under the revolving credit facility	—	(10,000)
Proceeds from the exercise of stock options	221	348
Taxes paid related to net settlement of equity awards	(2,280)	—
Excess tax benefit from stock-based compensation	2,373	1,014
Net cash provided by (used in) financing activities	314	(8,638)

Net increase (decrease) in cash and cash equivalents	3,886	(5,825)
Cash and cash equivalents, beginning of year	29,877	14,046
Cash and cash equivalents, end of period	$33,763	$8,221

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$2,372	$4,661
Interest paid	$40	$210

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

The Company operates a national chain of retail locations designed and merchandised to feel like independently owned, upscale boutiques and provide its customers with an inviting, intimate and fun shopping experience. The Company offers a diverse and uniquely balanced mix of apparel, jewelry, accessories and gifts at attractive prices. At May 4, 2013, the Company operated 416 boutiques, which are located in 44 states throughout the United States, and its direct-to-consumer website.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. The financial information as of February 2, 2013 was derived from the Company’s audited consolidated financial statements and notes thereto as of and for the fiscal year ending February 2, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2013.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the fiscal year ended February 2, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2013.

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

Fiscal Year

The Company maintains its accounts on a 52- or 53-week year ending on the Saturday closest to January 31st. Fiscal year 2013 is a 52-week year while fiscal year 2012 was a 53-week year. The fiscal quarters ended May 4, 2013 and April 28, 2012 refer to the thirteen-week periods ended as of those dates.

Reclassifications

Certain prior year amounts have been reclassified to facilitate comparability with the current year presentation. These reclassifications did not impact the Company’s results of operations in any periods presented.

Gift Cards and Gift Card Breakage

The Company accounts for the sale of gift cards as a liability at the time a gift card is sold. The liability is relieved and revenue is recognized upon redemption of the gift card. The gift cards issued by the Company are owned by an unrelated third party. The gift cards do not have expiration dates. Income from gift card breakage is recognized when the likelihood of redemption is deemed to be remote. During the first quarter of fiscal year 2013, the Company accumulated sufficient historical information to estimate the rate of gift card breakage. Based on this historical information, the Company recognized $0.3 million of gift card breakage income during the thirteen weeks ended May 4, 2013. The gift card breakage income is included in net sales.

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

The following table summarizes the potential dilution that could occur if options to acquire common stock were exercised or if the restricted stock grants have fully vested and reconciles the weighted-average common shares outstanding used in the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
	(in thousands, except per share data)
Numerator:
Net income	$10,937	$8,742
Denominator:
Weighted-average common shares outstanding - basic	43,939	43,573
Options and other dilutive securities	941	1,129
Weighted-average common shares outstanding - diluted	44,880	44,702

Per common share:
Basic earnings per common share	$0.25	$0.20
Diluted earnings per common share	$0.24	$0.20

Stock options to purchase common stock in the amount of 0.8 million shares and 0.1 million shares in the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively, were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

3.	Fair value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount reflected in the consolidated balance sheets of financial assets and liabilities, which includes cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated their fair values due to the short term nature of these financial assets and liabilities.

4.	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate. The effective income tax rates for the thirteen weeks ended May 4, 2013 and April 28, 2012 were 39.2% and 39.5%, respectively. The difference between our effective tax rate and statutory rate primarily relates to state taxes.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

5.	Revolving Credit Facility

On July 27, 2011, Francesca’s Collections, Inc. (the “Borrower”) entered into an Amended and Restated Credit Agreement with Royal Bank of Canada, as Administrative Agent, and KeyBank National Association, as Syndication Agent, which provided $65.0 million of revolving credit facility (including borrowing capacity available for letters of credit). The revolving credit facility is scheduled to terminate on July 27, 2016. On May 4, 2013, no amounts were outstanding under the revolving credit facility.

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

The revolving credit facility requires the Borrower to maintain a maximum consolidated total lease adjusted leverage ratio and a minimum consolidated interest coverage ratio, in each case, on the last day of any fiscal quarter and includes a maximum capital expenditure in any fiscal year. The Borrower’s ability to pay dividends to the Company is subject to restrictions including a maximum secured leverage ratio. If the Borrower’s debt under the revolving credit facility exceeds that ratio, it is restricted from paying dividends. At May 4, 2013, this ratio was within the required limit, thus, the Borrower would have been allowed to pay dividends.

The Borrower is in compliance with the debt covenants of its revolving credit facility as of May 4, 2013.

6.	Stock-based Compensation

Stock-based compensation cost is measured at the grant date fair value and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company estimates forfeitures for option grants that are not expected to vest. The stock-based compensation cost recognized in the thirteen weeks ended May 4, 2013 and April 28, 2012 totaled $1.0 million and $0.7 million, respectively.

Stock Options

The following table presents stock options granted, exercised, expired and aggregate intrinsic value under the existing Stock Plans for the thirteen weeks ended May 4, 2013.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In Years)	(In thousands)

Outstanding as of February 2, 2013	2,823	$12.23
Options granted	24	26.81
Options exercised	(228)	2.22
Options forfeited or expired	—	—
Outstanding as of May 4, 2013	2,619	$13.24	8	$39,649
Exercisable at May 4, 2013	1,354	$6.66	7	$28,851

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

During the thirteen weeks ended May 4, 2013, the intrinsic value of stock options exercised totaled $6.3 million while stock options were granted at a weighted average grant date fair value of $15.28. The number of options exercised in the above table includes shares withheld to satisfy certain employees’ obligation for exercise price and minimum statutory withholding requirements.

As of May 4, 2013 there was approximately $11.2 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted-average period of three years.

7.	Commitment and Contingencies

Operating Leases

The Company leases boutique space and office space under operating leases expiring in various years through the fiscal year ending 2025. Certain of the leases provide that the Company may cancel the lease, with penalties as defined in the lease, if the Company’s boutique sales at that location fall below an established level. Certain leases provide for additional rent payments to be made when sales exceed a base amount. Certain operating leases provide for renewal options for periods from three to five years at their fair rental value at the time of renewal.

Minimum future rental payments under non-cancellable operating leases as of May 4, 2013, are approximately as follows:

Fiscal year	Amount
(In thousands)
Remainder of 2013	$19,557
2014	25,897
2015	25,223
2016	24,371
2017	23,009
Thereafter	75,541
$193,598

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that may cause such differences include, but are not limited to, the risks described under “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 and filed with the Securities and Exchange Commission (“SEC”) on March 22, 2013.

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

Overview

francesca’s® is a growing specialty retailer with retail locations designed and merchandised to feel like independently owned, upscale boutiques providing customers a fun and differentiated shopping experience. The merchandise assortment is a diverse and balanced mix of apparel, jewelry, accessories and gifts. As of May 4, 2013, francesca’s® operated 416 boutiques in 44 states and also served its customers through www.francescas.com.

Our net sales increased 29% to $79.0 million in the thirteen weeks ended May 4, 2013 from $61.3 million in the thirteen weeks ended April 28, 2012. Over the same period, income from operations increased by 23% to $18.0 million from $14.7 million in the prior year. Net income increased 25% to $10.9 million, or $0.24 per diluted share, in the first quarter of fiscal year 2013 compared to net income of $8.7 million, or $0.20 per diluted share, in the first quarter of fiscal year 2012.

The 53rd week in fiscal 2012 caused a one-week shift in our 2013 fiscal calendar, resulting in the first quarter of fiscal year 2013 being later by one week relative to the quarter-ending date last fiscal year (“retail calendar shift”). If there are seasonal influences near quarter-end dates, year-over-year comparisons may be impacted by the retail calendar shift. Our reported comparable sales results for fiscal 2012 are being adjusted for the retail calendar shift. Accordingly, our comparable sales results for the thirteen weeks ended May 4, 2013 are compared with our comparable sales results for the thirteen weeks ended May 5, 2012.

We have increased our boutique count to 416 boutiques in 44 states as of May 4, 2013 from 360 boutiques in 44 states as of April 28, 2012. To complete our planned boutique openings for the fiscal year 2013, we plan to open 29 boutiques for the remainder of the fiscal year.

Results of Operations

The following represents operating data for the thirteen weeks ended May 4, 2013 and April 28, 2012.

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Comparable sales growth for period(1)	2%	16%
Number of boutiques open at end of period	416	327
Net sales per average square foot for period (not in thousands)(2)	$148	$144
Average square feet per boutique (not in thousands)(3)	1,368	1,390
Total gross square feet at end of period (in thousands)	569	455

(1)	A boutique is included in comparable sales on the first day of the fifteenth full month following the boutique’s opening. When a boutique that is included in comparable sales is relocated, we continue to consider sales from that boutique to be comparable sales. If a boutique is closed for thirty days or longer for a remodel or as a result of weather damage, fire or the like, we no longer consider sales from that boutique to be comparable sales. Beginning in the first quarter of fiscal year 2013, comparable sales results include our direct-to-consumer sales. To facilitate comparability with the prior year period, prior year comparable sales growth was recalculated and now includes direct-to-consumer sales growth. Due to the retail calendar shift, comparable sales results for the thirteen weeks ended May 4, 2013 are compared with comparable sales results for thirteen weeks ended May 5, 2012.

(2)	Net sales per average square foot are calculated by dividing net sales for the period by the average square feet during the period. Because of our rapid growth, for purposes of providing net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. For individual quarterly periods, average square feet is calculated as (a) the sum of total gross square feet at the beginning and end of the period, divided by (b) two. There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.

(3)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques at the end of the period.

Boutique Count

The following table summarizes the number of boutiques open at the beginning and end of the periods indicated.

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Number of boutiques open at beginning of period	360	283
Boutiques added	56	44
Number of boutiques open at the end of period	416	327

Thirteen Weeks Ended May 4, 2013 Compared to Thirteen Weeks Ended April 28, 2012

	Thirteen Weeks Ended
	May 4, 2013		April 28, 2012		Variance
	In Dollars	As a % of Net Sales(1)	In Dollars	As a% of Net Sales(1)	In Dollars	%	As a % of Net Sales(1)

Net sales	$78,987	100.0%	$61,322	100.0%	$17,665	29%	0.0%
Cost of goods sold and occupancy costs	37,615	47.6%	28,779	46.9%	8,836	31%	0.7%
Gross profit	41,372	52.4%	32,543	53.1%	8,829	27%	(0.7)%
Selling, general and administrative expenses	23,351	29.6%	17,885	29.2%	5,466	31%	0.4%
Income from operations	18,021	22.8%	14,658	23.9%	3,363	23%	(1.1)%
Interest expense	(116)	(0.1)%	(255)	(0.4)%	139	(55)%	0.3%
Other income	83	0.1%	37	0.1%	46	124%	0.0%
Income before income tax expense	17,988	22.8%	14,440	23.5%	3,548	25%	(0.7)%
Income tax expense	7,051	8.9%	5,698	9.3%	1,353	24%	(0.4)%
Net income	$10,937	13.8%	$8,742	14.3%	$2,195	25%	(0.5)%

(1)	Percentage totals in the above tables may not equal the sum of the components due to rounding.

Net Sales

Net sales increased 29% to $79.0 million in the thirteen weeks ended May 4, 2013 from $61.3 million in the thirteen weeks ended April 28, 2012. This increase is attributable to the increase in non-comparable sales, which in turn is due to the increase in the number of boutiques in operation in the first quarter of fiscal year 2013 as compared to the first quarter of fiscal year 2012. Our comparable sales increased 2% when compared to the prior year period. Our comparable sales results were driven by the increase in direct-to-consumer sales. There were 283 comparable boutiques and 133 non-comparable boutiques open at May 4, 2013 compared to 207 and 120, respectively, at April 28, 2012.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 31% to $37.6 million in the thirteen weeks ended May 4, 2013 from $28.8 million in the thirteen weeks ended April 28, 2012. Cost of merchandise increased by $6.5 million driven by the increased sales volume. Occupancy costs increased by $2.4 million due to the increase in the number of boutiques in operation during the thirteen weeks ended May 4, 2013 compared to the same period of the prior year. As a percentage of net sales, cost of goods sold and occupancy costs increased to 47.6% in the thirteen weeks ended May 4, 2013 from 46.9% in the thirteen weeks ended April 28, 2012. This unfavorable variance was due to lower merchandise margins. Our merchandise margins were lower in the current year period versus last year primarily due to increased level of promotions offered in a more competitive general promotional environment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 31% to $23.4 million in the thirteen weeks ended May 4, 2013 from $17.9 million in the thirteen weeks ended April 28, 2012. As a percentage of net sales, selling, general and administrative expense increased to 29.6% in the thirteen weeks ended May 4, 2013 as compared to 29.2% in the thirteen weeks ended April 28, 2012.

Selling expenses increased by $3.2 million due to the increase in the number of boutiques in operation in first quarter of fiscal year 2013 as compared to first quarter of fiscal year 2012. As a percentage of net sales, selling expenses increased by 0.3% due to deleverage in fixed boutique expenses.

General and administrative expenses increased by $2.3 million primarily due to the cost of additional employees hired at the corporate office and investments in technology to support the larger boutique base and sales growth. As a percentage of net sales, general and administrative expenses was consistent with the prior year period.

Income Tax Expense

The increase in provision for income taxes of $1.4 million in the thirteen weeks ended May 4, 2013 compared to the thirteen weeks ended April 28, 2012 was primarily due to the increase in pre-tax income. The effective tax rate of 39.2% in the thirteen weeks ended May 4, 2013 was comparable to the effective tax rate of 39.5% in the thirteen weeks ended April 28, 2012.

Sales by Merchandise Category

	Thirteen Weeks Ended
	May 4, 2013		April 28, 2012
	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales
	(in thousands, except percentages)
Apparel	$39,849	50.4%	$32,874	53.6%
Jewelry	18,981	24.0%	12,909	21.1%
Accessories	12,614	16.0%	9,865	16.1%
Gifts	7,229	9.2%	6,031	9.8%
Merchandise sales	78,674	99.6%	61,679	100.6%
Other(1)	313	0.4%	(357)	(0.6)%
Net sales	$78,987	100.0%	$61,322	100.0%

(1)	Includes gift card breakage income, shipping and change in return reserve.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. Our primary cash needs are for capital expenditures in connection with opening new boutiques and remodeling existing boutiques, investing in improved technology and distribution facility enhancements, funding normal working capital requirements and payments of interest and principal, if any, under our revolving credit facility. We also occasionally use cash or our credit facility to issue letters of credit to support merchandise imports or for other corporate purposes. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. Our working capital position benefits from the fact that we generally collect cash from sales to customers the day of or, in the case of credit or debit card transactions, within several days of the related sales and we typically have up to 30 days to pay our vendors.

We were in compliance with all covenants under our revolving credit facility as of May 4, 2013. On May 4, 2013, we had $33.8 million of cash and cash equivalents and $65.0 million in borrowing availability under our revolving credit facility. There were no letters of credit outstanding at May 4, 2013.

We expect that our cash flow from operations along with borrowings under our revolving credit facility and tenant allowances for new boutiques will be sufficient to fund capital expenditures and our working capital requirements for, at least, the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
	(In thousands)
Provided by operating activities	$12,089	$9,433
Used in investing activities	(8,517)	(6,620)
Provided by (used in) financing activities	314	(8,638)

Net increase (decrease) in cash and cash equivalents	$3,886	$(5,825)

Operating Activities

Operating activities consist of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords. Net cash provided by operating activities was $12.1 million and $9.4 million in each of the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively. The increase in cash provided by operating activities in each of the periods was primarily due to higher net income as a result of significant sales growth as well as increases in accounts payable, accrued liabilities and deferred and accrued rents partially offset by increases in accounts receivable and inventory. These increases were due to the increase in the number of boutiques in operation from period to period.

Investing Activities

Investing activities consist primarily of capital expenditures for new boutiques, improvements to existing boutiques, as well as investment in information technology and our distribution facility.

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
	(In thousands)
Capital expenditures for:
New boutiques	$7,350	$5,884
Existing boutiques	337	101
Technology	627	280
Corporate and distribution	203	355
Net cash used in investing activities	$8,517	$6,620

Our total capital expenditures for the thirteen weeks ended May 4, 2013 and April 28, 2012 were $8.5 million and $6.6 million, respectively, with new boutiques accounting for most of our spending at $7.4 million and $5.9 million, respectively. Spending for new boutiques included amounts associated with boutiques that will open subsequent to the end of each fiscal quarter. We opened 56 boutiques in the thirteen weeks ended May 4, 2013 compared to 44 boutiques in the thirteen weeks ended April 28, 2012. The average cost of the leasehold improvements, equipment, furniture and fixtures, excluding tenant allowances, for new boutiques opened in the thirteen weeks ended May 4, 2013 and April 28, 2012 was $172,000 and $183,000, respectively. The decrease in average cost per new boutique was due to the reduction in construction costs. The average tenant allowance per new boutique in the thirteen weeks ended May 4, 2013 and April 28, 2012 was $72,000 and $94,000, respectively. Tenant allowances are amortized as a reduction in rent expense over the term of the lease. The average collection period for these allowances is approximately six months after boutique opening. As a result, we fund the cost of new boutiques with cash flow from operations, build-out allowances from our landlords, or borrowings under our revolving credit facility.  We expect that our cash flow from operations along with borrowings under our revolving credit facility and tenant allowances for new boutiques will be sufficient to fund our capital expenditures for the rest of fiscal year 2013.

Management anticipates that capital expenditures for the remainder of fiscal year 2013 will be approximately $13.5 million to $16.5 million. The majority of this amount will be spent on new boutique leasehold improvements at approximately $7.2 million to $8.2 million. The remaining capital expenditures are expected to be used for our technology initiatives and investments in our existing boutiques as well as corporate office and distribution center enhancements.

Financing Activities

Financing activities consist of borrowings and payments under our revolving credit facility as well as proceeds from the exercise of stock options and the related tax consequence.

Net cash provided by financing activities was $0.3 million during the thirteen weeks ended May 4, 2013 compared to net cash used in financing activities of $8.6 million during the thirteen weeks ended April 28, 2012. The increase was due to principal payments on our revolving credit facility in the first quarter of fiscal year 2012 while no principal payments were made in the first quarter of fiscal year 2013.

Revolving Credit Facility

On July 27, 2011, Francesca’s Collections, Inc., (“Francesca’s Collections”) our indirect wholly-owned subsidiary, entered into a revolving credit facility with Royal Bank of Canada, as Administrative Agent, and KeyBank National Association, as Syndication agent, which provides $65.0 million of revolving credit facility (including borrowing capacity available for letters of credit). The revolving credit facility is scheduled to terminate on July 27, 2016. On May 4, 2013, there were no outstanding amounts under our revolving credit facility.

All obligations under the revolving credit facility are unconditionally guaranteed by, subject to certain exceptions, Francesca’s LLC, our direct wholly-owned subsidiary and the parent of Francesca’s Collections and each of Francesca’s Collections’ existing and future direct and indirect wholly owned domestic subsidiaries. There are currently no subsidiary guarantors for the revolving credit facility because Francesca’s Collections does not currently have any subsidiaries. All obligations under the revolving credit facility, and the guarantees of those obligations (as well as cash management obligations and any interest rate hedging or other swap agreements), are secured by substantially all of Francesca’s Collections’ assets as well as the assets of any subsidiary guarantor.

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

We are in compliance with the financial covenants under our revolving credit facility as of May 4, 2013. Further, Francesca’s Collections’ ability to pay dividends is subject to restrictions including a maximum secured leverage ratio. If Francesca’s Collections’ debt under the revolving credit facility exceeds that ratio, it is restricted from paying dividends. At May 4, 2013, this ratio was within the required limit, thus, Francesca’s Collections would have been allowed to pay dividends.

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 1 to the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013 and filed with the SEC on March 22, 2013.

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed with the SEC on March 22, 2013. Except as set forth below, as of May 4, 2013, there were no significant changes to any of our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed with the SEC on March 22,2013.

Gift Cards and Gift Card Breakage

The Company accounts for the sale of gift cards as a liability at the time a gift card is sold. The liability is relieved and revenue is recognized upon redemption of the gift card. The gift cards issued by the Company are owned by an unrelated third party. The gift cards do not have expiration dates. Income from gift card breakage is recognized when the likelihood of redemption is deemed to be remote. Based on historical information, the Company recognized $0.3 million of gift card breakage income during the thirteen weeks ended May 4, 2013. The gift card breakage income is included in net sales.

Contractual Obligations

There were no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 and filed with the SEC on March 22, 2013, other than those which occur in the normal course of business.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility, if drawn upon, carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows could be exposed to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future. At May 4, 2013, there were no borrowings under our revolving credit facility.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of May 4, 2013.

There were no changes in our internal control over financial reporting during the quarter ended May 4, 2013 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 and filed with the SEC on March 22, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Form of Lock-up Agreement (incorporated by reference to Exhibit 1.1 of Form 8-K filed by Francesca’s Holdings Corporation on March 29, 2013)

10.2┼	Employment Letter Agreement between Francesca’s Holdings Corporation and Sei Jin Alt dated December 28, 2012 (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of May 4, 2013, February 2, 2013 and April 28, 2012, (22) the Unaudited Consolidated Statements of Operations for the thirteen weeks ended May 4, 2013 and April 28, 2012, (iii) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the thirteen weeks ended May 4, 2013, (iv) Unaudited Consolidated Statements of Cash Flows for the thirteen weeks ended May 4, 2013 and April 28, 2012 and (v) the Notes to the Unaudited Consolidated Financial Statements.

┼	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Francesca’s Holdings Corporation
(Registrant)

Date: June 7, 2013	/s/ Mark Vendetti
Mark Vendetti
Chief Financial Officer (duly authorized officer and Principal Financial and Accounting Officer)

