Form 10-Q
period 2013-08-03
Francesca's Holdings CORP
filed 2013-09-05
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 3, 2013

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

The registrant had 44,090,538 shares of its common stock outstanding as of August 30, 2013.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Francesca’s Holdings Corporation

Unaudited Consolidated Balance Sheets

(In thousands)

	August 3, 2013	February 2, 2013	July 28, 2012

ASSETS

Current assets:
Cash and cash equivalents	$39,550	$29,877	$7,312
Accounts receivable	6,549	2,504	7,508
Inventories	25,590	19,049	19,354
Deferred income taxes	3,750	3,506	2,556
Prepaid expenses and other current assets	5,011	4,749	4,561
Total current assets	80,450	59,685	41,291
Property and equipment, net	56,268	49,559	43,687
Deferred income taxes	3,741	2,357	2,200
Other assets, net	2,132	1,573	2,156

TOTAL ASSETS	$142,591	$113,174	$89,334

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,867	$8,358	$12,204
Accrued liabilities	8,496	10,667	7,623
Total current liabilities	14,363	19,025	19,827
Deferred and accrued rents	27,475	22,092	21,926
Long-term debt	—	—	5,000
Total liabilities	41,838	41,117	46,753

Commitments and contingencies

Stockholders’ equity:
Common stock - $.01 par value, 80.0 million shares authorized; 44.1 million, 43.9 million and 43.8 million shares issued and outstanding at August 3, 2013, February 2, 2013 and July 28, 2012, respectively.	441	439	438
Additional paid-in capital	88,299	85,161	81,353
Retained earnings (accumulated deficit)	12,013	(13,543)	(39,210)

Total stockholders’ equity	100,753	72,057	42,581

Total liabilities and stockholders’ equity	$142,591	$113,174	$89,334

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	$89,566	$76,365	$168,554	$137,687
Cost of goods sold and occupancy costs	41,810	34,549	79,426	63,328

Gross profit	47,756	41,816	89,128	74,359
Selling, general and administrative expenses	23,683	20,931	47,034	38,816

Income from operations	24,073	20,885	42,094	35,543
Interest expense	(117)	(177)	(233)	(432)
Other income	121	115	204	152

Income before income tax expense	24,077	20,823	42,065	35,263
Income tax expense	9,458	8,171	16,509	13,869
Net income	$14,619	$12,652	$25,556	$21,394

Basic earnings per common share	$0.33	$0.29	$0.58	$0.49
Diluted earnings per common share	$0.33	$0.28	$0.57	$0.48

Weighted average shares outstanding:
Basic shares	44,050	43,701	43,995	43,637
Diluted shares	44,905	44,739	44,894	44,721

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional		Total
	Shares		Paid-in		Stockholders’
	Outstanding	Par Value	Capital	Retained Earnings (Accumulated Deficit)	Equity
Balance, February 2, 2013	43,880	$439	$85,161	$(13,543)	$72,057
Net income	—	—	—	25,556	25,556
Stock-based compensation	—	—	1,953	—	1,953
Stock options exercised and related tax benefit	208	2	1,185	—	1,187

Balance, August 3, 2013	44,088	$441	$88,299	$12,013	$100,753

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Twenty Six Weeks Ended
	August 3, 2013	July 28, 2012
Cash Flows From Operating Activities:
Net income	$25,556	$21,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,774	3,422
Stock-based compensation expense	1,953	1,648
Excess tax benefit from stock-based compensation	(2,828)	(1,907)
Loss on sale of assets	136	20
Amortization of debt issuance costs	147	147
Deferred income taxes	(1,628)	(1,452)
Changes in assets and liabilities:
Accounts receivable	(4,045)	(5,073)
Inventories	(6,541)	(4,892)
Prepaid expenses and other assets	(968)	(1,718)
Accounts payable	(2,491)	3,298
Accrued liabilities	657	(363)
Deferred and accrued rents	5,383	7,036

Net cash provided by operating activities	20,105	21,560

Cash Flows Used in Investing Activities:
Purchase of property and equipment	(11,622)	(13,931)
Proceeds from sale of assets	3	—

Net cash used in investing activities	(11,619)	(13,931)

Cash Flows Provided by (Used in) Financing Activities:
Repayments of borrowings under the revolving credit facility	—	(17,000)
Proceeds from the exercise of stock options	639	730
Taxes paid related to net settlement of equity awards	(2,280)	—
Excess tax benefit from stock-based compensation	2,828	1,907

Net cash provided by (used in) financing activities	1,187	(14,363)

Net increase (decrease) in cash and cash equivalents	9,673	(6,734)
Cash and cash equivalents, beginning of year	29,877	14,046

Cash and cash equivalents, end of period	$39,550	$7,312

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$17,647	$18,328
Interest paid	$81	$315

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

The Company operates a national chain of retail locations designed and merchandised to feel like independently owned, upscale boutiques and provide its customers with an inviting, intimate and fun shopping experience. The Company offers a diverse and uniquely balanced mix of apparel, jewelry, accessories and gifts at attractive prices. At August 3, 2013, the Company operated 436 boutiques, which are located in 44 states throughout the United States, and its direct-to-consumer website.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. The financial information as of February 2, 2013 was derived from the Company’s audited consolidated financial statements and notes thereto as of and for the fiscal year ended February 2, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2013.

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

Fiscal Year

The Company maintains its accounts on a 52- or 53-week year ending on the Saturday closest to January 31st. Fiscal year 2013 is a 52-week year while fiscal year 2012 was a 53-week year. The fiscal quarters ended August 3, 2013 and July 28, 2012 refer to the thirteen-week periods ended as of those dates. The year-to-date periods ended August 3, 2013 and July 28, 2012 refer to the twenty six week periods ended as of those dates.

Reclassifications

Certain prior year amounts have been reclassified to facilitate comparability with the current year presentation. These reclassifications did not impact the Company’s results of operations in any periods presented.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

Gift Cards and Gift Card Breakage

The Company accounts for the sale of gift cards as a liability at the time a gift card is sold. The liability is relieved and revenue is recognized upon redemption of the gift card. The gift cards issued by the Company are owned by an unrelated third party. The gift cards do not have expiration dates. Income from gift card breakage is recognized when the likelihood of redemption is deemed to be remote. During the first quarter of fiscal year 2013, the Company accumulated sufficient historical information to estimate the rate of gift card breakage. Based on this historical information, the Company recognized less than $0.1 million and $0.3 million of gift card breakage income during the thirteen and twenty six weeks ended August 3, 2013, respectively. The gift card breakage income is included in net sales.

Management Estimates and Assumption

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

The following table summarizes the potential dilution that could occur if options to acquire common stock were exercised or if the restricted stock grants were fully vested and reconciles the weighted-average common shares outstanding used in the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(in thousands, except per share data)
Numerator:
Net income	$14,619	$12,652	$25,556	$21,394

Denominator:
Weighted-average common shares outstanding - basic	44,050	43,701	43,995	43,637
Options and other dilutive securities	855	1,038	899	1,084

Weighted-average common shares outstanding - diluted	44,905	44,739	44,894	44,721

Per common share:
Basic earnings per common share	$0.33	$0.29	$0.58	$0.49
Diluted earnings per common share	$0.33	$0.28	$0.57	$0.48

Stock options to purchase common stock in the amount of 0.8 million shares in the thirteen and twenty six weeks ended August 3, 2013 were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

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

The provision for income taxes is based on the current estimate of the annual effective tax rate. The effective income tax rate in each of the thirteen and twenty six weeks ended August 3, 2013 was 39.3%. The effective tax rate for the thirteen and twenty six weeks ended July 28, 2012 was 39.2% and 39.3%, respectively. The difference between our effective tax rate and statutory rate primarily relates to state taxes.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

5.	Revolving Credit Facility

On July 27, 2011, Francesca’s Collections, Inc. (the “Borrower”) entered into an Amended and Restated Credit Agreement with Royal Bank of Canada, as Administrative Agent, and KeyBank National Association, as Syndication Agent, which provided $65.0 million of revolving credit facility (including borrowing capacity available for letters of credit). The revolving credit facility is scheduled to terminate on July 27, 2016. On August 3, 2013, no amounts were outstanding under the revolving credit facility.

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

The revolving credit facility requires the Borrower to maintain a maximum consolidated total lease adjusted leverage ratio and a minimum consolidated interest coverage ratio, in each case, on the last day of any fiscal quarter and includes a maximum capital expenditure in any fiscal year. The Borrower’s ability to pay dividends to the Company is subject to restrictions including a maximum secured leverage ratio. If the Borrower’s debt under the revolving credit facility exceeds that ratio, it is restricted from paying dividends. As of August 3, 2013, this ratio was within the required limit, thus, the Borrower would have been allowed to pay dividends.

The Borrower is in compliance with the debt covenants of its revolving credit facility as of August 3, 2013.

6.	Stock-based Compensation

Stock-based compensation cost is measured at the grant date fair value and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company estimates forfeitures for option grants that are not expected to vest. Stock-based compensation cost recognized in the thirteen and twenty six weeks ended August 3, 2013 totaled $1.0 million and $2.0 million, respectively. Stock-based compensation cost recognized in the thirteen and twenty six weeks ended July 28, 2012 totaled $0.9 million and $1.6 million, respectively.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

Stock Options

The following table summarizes stock options activity during the twenty six weeks ended August 3, 2013.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)

Outstanding as of February 2, 2013	2,823	$12.23
Options granted	43	27.07
Options exercised	(293)	3.15
Options forfeited or expired	(40)	7.53

Outstanding as of August 3, 2013	2,533	$13.61	7	$32,330

Exercisable at August 3, 2013	1,341	$6.81	7	$24,909

During the twenty six weeks ended August 3, 2013, the intrinsic value of stock options exercised totaled $7.7 million while stock options were granted at a weighted average grant date fair value of $15.55. The number of options exercised in the above table includes shares withheld to satisfy certain employees’ obligation for exercise price and minimum statutory withholding requirements.

As of August 3, 2013 there was approximately $10.3 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted-average period of 3 years.

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

Minimum future rental payments under non-cancellable operating leases as of August 3, 2013, are approximately as follows:

Fiscal year	Amount
(In thousands)
Remainder of 2013	$13,587
2014	28,157
2015	27,758
2016	26,870
2017	25,425
Thereafter	85,234
$207,031

Legal Proceedings

From time to time, the Company is subject to various claims and legal proceedings arising in the ordinary course of business. While the outcome of any such claim cannot be predicted with certainty, in the opinion of management, the outcome of these matters will not have a material adverse effect on the Company’s business, results of operations or financial conditions.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

8.	Subsequent Events

On September 3, 2013, the Company’s Board of Directors authorized a $100 million share repurchase program to commence immediately. This authorization has no expiration date. The specific timing and amount of the repurchases will be dependent on market conditions, securities law limitations and other factors. In connection with the repurchase program, the Company intends to adopt one or more plans pursuant to the provisions of Rule 10b5-1 under the Securities and Exchange Act of 1934.

On August 30, 2013, Francesca’s Collections and the Parent entered into a Second Amended and Restated Credit Agreement (“Second Amended and Restated Credit Agreement”) with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto, which amends and restates the existing Amended and Restated Credit Agreement, dated as of July 27, 2011, as amended by Amendment No. 1 to the Amended and Restated Credit Agreement, dated February 7, 2013 (as amended, the “Credit Agreement”). The Second Amended and Restated Credit Agreement provides $75.0 million of credit facility (including up to $10.0 million for letters of credit) and matures on August 30, 2018. The Second Amended and Restated Credit Agreement also contains an increase option permitting Francesca’s Collections, subject to certain requirements, to arrange with the lenders for additional commitments for up to an aggregate of $25.0 million, subject to certain reductions. At September 5, 2013, no amounts were outstanding under the Second Amended and Restated Credit Agreement.

All obligations under the Second Amended and Restated Credit Agreement are unconditionally guaranteed by, subject to certain exceptions, the Parent and each of Francesca’s Collections’ existing and future direct and indirect wholly owned domestic subsidiaries. There are currently no subsidiary guarantors for the Second Amended and Restated Credit Agreement because Francesca’s Collections does not currently have any subsidiaries. All obligations under the Second Amended and Restated Credit Agreement, and the guarantees of those obligations (as well as cash management obligations and any interest rate hedging or other swap agreements), are secured by substantially all of Francesca’s Collections’ assets as well as the assets of any subsidiary guarantor. Additionally, the Second Amended and Restated Credit Agreement is subject to certain financial covenants. Francesca’s Collections is permitted to pay dividends to the extent it has available capacity in its investment basket, no default or event of default is continuing, certain procedural requirements have been satisfied and Francesca’s Collections is in pro forma compliance with a maximum secured leverage ratio.

The borrowings under the Second Amended and Restated Credit Agreement bear interest at a rate equal to an applicable margin plus, at the option of Francesca’s Collection’s, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate of Royal Bank of Canada, (2) the federal funds rate plus 1/2 of 1%, and (3) the LIBOR for an interest period of one month plus 1.00%, or (b) in the case of LIBOR borrowings, a rate equal to the LIBOR for the interest period relevant to such borrowing. The applicable margin for borrowings under the Second Amended and Restated Credit Agreement ranges from 0.75% to 1.25% with respect to base rate borrowings and from 1.75% to 2.25% with respect to LIBOR borrowings, in each case based upon the achievement of specified levels of a ratio of consolidated total debt to consolidated EBITDA.

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions about our business and industry. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that may cause such differences include, but are not limited to, the risks described under “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 and filed with the Securities and Exchange Commission (“SEC”) on March 22, 2013.

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

Potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. These forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update or revise any forward-looking statements after the date of this report to reflect actual results or future events or circumstances whether as a result of new information, future developments or otherwise.

Overview

francesca’s® is a growing specialty retailer with retail locations designed and merchandised to feel like independently owned, upscale boutiques providing customers a fun and differentiated shopping experience. The merchandise assortment is a diverse and balanced mix of apparel, jewelry, accessories and gifts. As of August 3, 2013, francesca’s® operated 436 boutiques in 44 states and also served its customers through www.francescas.com.

During the thirteen weeks ended August 3, 2013, our net sales increased 17% to $89.6 million from $76.4 million, income from operations increased by 15% to $24.1 million from $20.9 million and net income increased 16% to $14.6 million, or $0.33 per diluted share, from $12.7 million, or $0.28 per diluted share, in the comparable prior year period. During the twenty six weeks ended August 3, 2013, our net sales increased 22% to $168.6 million from $137.7 million, income from operations increased by 18% to $42.1 million from $35.5 million and net income increased 19% to $25.6 million, or $0.57 per diluted share, from $21.4 million, or $0.48 per diluted share, in the comparable prior year period.

The 53rd week in fiscal 2012 caused a one-week shift in our 2013 fiscal calendar, resulting in the first quarter of fiscal year 2013 being later by one week relative to the quarter-ending date last fiscal year (“retail calendar shift”). If there are seasonal influences near quarter-end dates, year-over-year comparisons may be impacted by the retail calendar shift. Our reported comparable sales results for fiscal 2012 are being adjusted for the retail calendar shift. Accordingly, our comparable sales results for the thirteen and twenty six weeks ended August 3, 2013 are compared with our comparable sales results for the thirteen and twenty six weeks ended August 4, 2012, respectively.

We have increased our boutique count to 436 boutiques in 44 states as of August 3, 2013 from 357 boutiques in 44 states as of July 28, 2012. To complete our planned boutique openings for the fiscal year 2013, we plan to open 11 additional boutiques for the remainder of the fiscal year.

Results of Operations

The following represents operating data for the thirteen and twenty six weeks ended August 3, 2013 and July 28, 2012.

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Comparable sales growth for period(1)	(1)%	21%	0%	19%
Number of boutiques open at end of period	436	357	436	357
Net sales per average square foot for the period (2)	$154	$161	$304	$306
Average square feet per boutique(3)	1,361	1,384	1,361	1,384
Total gross square feet at end of period (in thousands)	594	495	594	495

(1)	A boutique is included in comparable sales on the first day of the fifteenth full month following the boutique’s opening. When a boutique that is included in comparable sales is relocated, we continue to consider sales from that boutique to be comparable sales. If a boutique is closed for thirty days or longer for a remodel or as a result of weather damage, fire or the like, we no longer consider sales from that boutique to be comparable sales. Beginning in the first quarter of fiscal year 2013, comparable sales results include our direct-to-consumer sales. To facilitate comparability with the prior year period, prior year comparable sales growth was recalculated and now includes direct-to-consumer sales growth. Due to the retail calendar shift, comparable sales results for the thirteen and twenty six weeks ended August 3, 2013 are compared with comparable sales results for the thirteen and twenty six weeks ended August 4, 2012, respectively.

(2)	Net sales per average square foot are calculated by dividing net sales for the period by the average square feet during the period. Because of our rapid growth, for purposes of providing net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. For individual quarterly periods, average square feet is calculated as (a) the sum of total gross square feet at the beginning and end of the period, divided by (b) two. For periods consisting of more than one fiscal quarter, average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.

(3)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.

Boutique Count

The following table summarizes the number of boutiques open at the beginning and end of the periods indicated.

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Number of boutiques open at beginning of period	416	327	360	283
Boutiques added	20	30	76	74
Number of boutiques open at the end of period	436	357	436	357

Thirteen Weeks Ended August 3, 2013 Compared to Thirteen Weeks Ended July 28, 2012

	Thirteen Weeks Ended
	August 3, 2013		July 28, 2012		Variance
	In Dollars	As a % of Net Sales(1)	In Dollars	As a % of Net Sales(1)	In Dollars	%	As a % of Net Sales(1)
	(in thousands, except percentages)
Net sales	$89,566	100.0%	$76,365	100.0%	$13,201	17%	0.0%
Cost of goods sold and occupancy costs	41,810	46.7%	34,549	45.2%	7,261	21%	1.4%
Gross profit	47,756	53.3%	41,816	54.8%	5,940	14%	(1.4)%
Selling, general and administrative expenses	23,683	26.4%	20,931	27.4%	2,752	13%	(1.0)%
Income from operations	24,073	26.9%	20,885	27.3%	3,188	15%	(0.5)%
Interest expense	(117)	(0.1)%	(177)	(0.2)%	60	(34)%	0.1%
Other income	121	0.1%	115	0.2%	6	5%	0.0%
Income before income tax expense	24,077	26.9%	20,823	27.3%	3,254	16%	(0.4)%
Income tax expense	9,458	10.6%	8,171	10.7%	1,287	16%	(0.1)%
Net income	$14,619	16.3%	$12,652	16.6%	1,967	16%	(0.2)%

(1)	Percentage totals or percentage variances in the above table may not equal the sum of the components due to rounding.

Net Sales

Net sales increased 17% to $89.6 million in the thirteen weeks ended August 3, 2013 from $76.4 million in the thirteen weeks ended July 28, 2012. This increase is attributable to the increase in non-comparable sales, which in turn is due to the increase in the number of boutiques in operation in the second quarter of fiscal year 2013 as compared to the second quarter of fiscal year 2012. This change was partially offset by a 1% decrease in our comparable sales as compared to the prior year period primarily due to a decrease in comparable boutique transactions. Our direct-to-consumer sales increased 92% to $1.8 million in the thirteen weeks ended August 3, 2013 from $0.9 million in the thirteen weeks ended July 28, 2012. There were 313 comparable boutiques and 123 non-comparable boutiques open at August 3, 2013 compared to 235 and 122, respectively, at July 28, 2012.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 21% to $41.8 million in the thirteen weeks ended August 3, 2013 from $34.5 million in the thirteen weeks ended July 28, 2012. Cost of merchandise increased by $4.9 million driven by the increased sales volume. Occupancy costs increased by $2.3 million due to the increase in the number of boutiques in operation during the thirteen weeks ended August 3, 2013 compared to the same period of the prior year. As a percentage of net sales, cost of goods sold and occupancy costs increased to 46.7% in the thirteen weeks ended August 3, 2013 from 45.2% in the thirteen weeks ended July 28, 2012. This unfavorable variance was due to lower merchandise margins resulting from increased level of promotions offered in a more competitive retail environment as well as deleverage in occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 13% to $23.7 million in the thirteen weeks ended August 3, 2013 from $20.9 million in the thirteen weeks ended July 28, 2012. Selling expenses increased by $2.7 million due to the increase in the number of boutiques in operation in the second quarter of fiscal year 2013 as compared to second quarter of fiscal year 2012. Our general and administrative expenses were flat when compared to the prior year. As a percentage of net sales, selling, general and administrative expense decreased to 26.4% in the thirteen weeks ended August 3, 2013 as compared to 27.4% in the thirteen weeks ended July 28, 2012.

Income Tax Expense

The increase in provision for income taxes of $1.3 million in the thirteen weeks ended August 3, 2013 compared to the thirteen weeks ended July 28, 2012 was primarily due to the increase in pre-tax income. The effective tax rate of 39.3% in the thirteen weeks ended August 3, 2013 was comparable to the effective tax rate of 39.2% in the thirteen weeks ended July 28, 2012.

Twenty Six Weeks Ended August 3, 2013 Compared to Twenty Six Weeks Ended July 28, 2012

	Twenty Six Weeks Ended
	August 3, 2013		July 28, 2012		Variance
	In Dollars	As a % of Net Sales(1)	In Dollars	As a % of Net Sales(1)	In Dollars	%	As a % of Net Sales(1)
	(in thousands, except percentages)
Net sales	$168,554	100.0%	$137,687	100.0%	$30,867	22%	0.0%
Cost of goods sold and occupancy costs	79,426	47.1%	63,328	46.0%	16,098	25%	1.1%
Gross profit	89,128	52.9%	74,359	54.0%	14,769	20%	(1.1)%
Selling, general and administrative expenses	47,034	27.9%	38,816	28.2%	8,218	21%	(0.3)%
Income from operations	42,094	25.0%	35,543	25.8%	6,551	18%	(0.8)%
Interest expense	(233)	(0.1)%	(432)	(0.3)%	199	(46)%	0.2%
Other income	204	0.1%	152	0.1%	52	34%	0.0%
Income before income tax expense	42,065	25.0%	35,263	25.6%	6,802	19%	(0.7)%
Income tax expense	16,509	9.8%	13,869	10.1%	2,640	19%	(0.3)%
Net income	25,556	15.2%	$21,394	15.5%	$4,162	19%	(0.4)%

(1)	Percentage totals or percentage variances in the above table may not equal the sum of the components due to rounding.

Net Sales

Net sales increased 22% to $168.6 million in the twenty six weeks ended August 3, 2013 from $137.7 million in the twenty six weeks ended July 28, 2012. This increase is attributable to the increase in non-comparable sales, which in turn is due to the increase in the number of boutiques in operation in the twenty six weeks ended August 3, 2013 as compared to the same period of the prior year. Our comparable sales were flat when compared to the prior year period. Our direct-to-consumer sales increased 94% to $3.5 million in the twenty six weeks ended August 3, 2013 from $1.8 million in the twenty six weeks ended July 28, 2012. There were 313 comparable boutiques and 123 non-comparable boutiques open at August 3, 2013 compared to 235 and 122, respectively, at July 28, 2012.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 25% to $79.4 million in the twenty six weeks ended August 3, 2013 from $63.3 million in the twenty six weeks ended July 28, 2012. Cost of merchandise increased by $11.4 million driven by the increased sales volume. Occupancy costs increased by $4.7 million due to the increase in the number of boutiques in operation during the twenty six weeks ended August 3, 2013 compared to the same period of the prior year. As a percentage of net sales, cost of goods sold and occupancy costs increased to 47.1% in the twenty six weeks ended August 3, 2013 from 46.0% in the twenty six weeks ended July 28, 2012. This unfavorable variance was due to lower merchandise margins resulting from increased level of promotions offered in a more competitive retail environment as well as deleverage in occupancy costs expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 21% to $47.0 million in the twenty six weeks ended August 3, 2013 from $38.8 million in the twenty six weeks ended July 28, 2012. As a percentage of net sales, selling, general and administrative expense decreased to 27.9% in the twenty six weeks ended August 3, 2013 as compared to 28.2% in the twenty six weeks ended July 28, 2012.

Selling expenses increased by $5.9 million due to the increase in the number of boutiques in operation in twenty six weeks ended August 3, 2013 as compared to the twenty six weeks ended July 28, 2012. General and administrative expenses increased by $2.3 million primarily due to the cost of additional employees hired at the corporate office to support the larger boutique base and sales growth.

Income Tax Expense

The increase in provision for income taxes of $2.6 million in the twenty six weeks ended August 3, 2013 compared to the twenty six weeks ended July 28, 2012 was primarily due to the increase in pre-tax income. The effective tax rate was 39.3% in each of the twenty six weeks ended August 3, 2013 and July 28, 2012.

Sales by Merchandise Category

	Thirteen Weeks Ended				Twenty Six Weeks Ended
	August 3, 2013		July 28, 2012		August 3, 2013		July 28, 2012
	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales
	(in thousands, except percentages)

Apparel	$45,613	50.9%	$40,283	52.8%	$85,461	50.7%	$73,157	53.1%
Jewelry	23,448	26.2%	17,173	22.5%	42,428	25.2%	30,082	21.8%
Accessories	12,763	14.2%	10,822	14.2%	25,377	15.0%	20,687	15.0%
Gifts	7,874	8.8%	7,973	10.4%	15,103	9.0%	14,004	10.2%
Merchandise sales	89,698	100.1%	76,251	99.9%	168,369	99.9%	137,930	100.1%
Other(1)	(132)	(0.1)%	114	0.1%	185	0.1%	(243)	(0.1)%
Net sales	$89,566	100.0%	$76,365	100.0%	$168,554	100.0%	$137,687	100.0%

(1)	Includes gift card breakage income, shipping and change in return reserve.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. Our primary cash needs are for capital expenditures in connection with opening new boutiques and remodeling existing boutiques, investing in improved technology and distribution facility enhancements, funding normal working capital requirements and payments of interest and principal, if any, under our revolving credit facility. We may use cash or our credit facility to issue letters of credit to support merchandise imports or for other corporate purposes. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. Our working capital position benefits from the fact that we generally collect cash from sales to customers the day of or, in the case of credit or debit card transactions, within several days of the related sales and we typically have up to 30 days to pay our vendors.

We were in compliance with all covenants under our revolving credit facility as of August 3, 2013. On August 3, 2013, we had $39.5 million of cash and cash equivalents and $65.0 million in borrowing availability under our revolving credit facility. There were no letters of credit outstanding at August 3, 2013.

We expect that our cash flow from operations along with borrowings under our revolving credit facility and tenant allowances for new boutiques will be sufficient to fund capital expenditures and our working capital requirements for, at least, the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table:

	Twenty Six Weeks Ended
	August 3, 2013	July 28, 2012
	(In thousands)
Provided by operating activities	$20,105	$21,560
Used in investing activities	(11,619)	(13,931)
Provided by (used in) financing activities	1,187	(14,363)
Net increase (decrease) in cash and cash equivalents	$9,673	$(6,734)

Operating Activities

Operating activities consist of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords. Net cash provided by operating activities was $20.1 million and $21.6 million in each of the twenty six weeks ended August 3, 2013 and July 28, 2012, respectively. Cash provided by operating activities decreased $1.5 million in the twenty six weeks ended August 3, 2013 as compared to the same period of the prior year primarily due to timing of payments made on our accounts payable as well as higher merchandise inventories due to the increased number of boutiques in operation in the twenty six weeks ended August 3, 2013 as compared to the same period of the prior year. Additionally, tenant allowances received were lower in the twenty six weeks ended August 3, 2013 as compared to the same period of the prior year. These changes were partially offset by higher net income in the twenty six weeks ended August 3, 2013 compared to the same period of the prior year.

Investing Activities

Investing activities consist primarily of capital expenditures for new boutiques, improvements to existing boutiques, as well as investment in information technology and our distribution facility.

	Twenty Six Weeks Ended
	August 3, 2013	July 28, 2012
	(In thousands)
Capital expenditures for:
New boutiques	$8,871	$8,600
Existing boutiques	829	623
Technology	1,390	663
Corporate and distribution	532	4,045
Proceeds from sale of assets	(3)	—
Net cash used in investing activities	$11,619	$13,931

Our total capital expenditures for the twenty six weeks ended August 3, 2013 and July 28, 2012 were $11.6 million and $13.9 million, respectively, with new boutiques accounting for $8.9 million and $8.6 million, respectively. Spending for new boutiques included amounts associated with boutiques that will open subsequent to the end of each fiscal quarter. We opened 76 boutiques in the twenty six weeks ended August 3, 2013 compared to 74 boutiques in the twenty six weeks ended July 28, 2012. The average cost of the leasehold improvements, equipment, furniture and fixtures, excluding tenant allowances, for new boutiques opened in the twenty six weeks ended August 3, 2013 and July 28, 2012 was $179,000 and $184,000, respectively, while average tenant allowance per new boutique was $74,000 and $92,000 over the same periods, respectively. The decrease in average tenant allowance per new boutique was principally due to opening more boutiques in non-mall locations in the twenty six weeks ended August 3, 2013 as compared to the same period of last year. Tenant allowances are amortized as a reduction in rent expense over the term of the lease. The average collection period for these allowances is approximately six months after boutique opening. We fund the cost of new boutiques with cash flow from operations, tenant allowances from our landlords, or borrowings under our revolving credit facility.  Capital expenditures for corporate and distribution decreased $3.5 million due to prior year capital expenditures related to the relocation of our corporate and distribution facilities not incurred in the current year. We expect that our cash flow from operations along with borrowings under our revolving credit facility and tenant allowances for new boutiques will be sufficient to fund our capital expenditures for the rest of fiscal year 2013.

Management anticipates that capital expenditures for the remainder of fiscal year 2013 will range from approximately $10.4 million to $13.4 million. Of these amounts, approximately $4.9 million to $5.9 million will be spent on new boutique leasehold improvements. The remaining capital expenditures are expected to be used for our technology initiatives and investments in our existing boutiques as well as corporate office and distribution center enhancements.

Financing Activities

Financing activities consist of borrowings and payments under our revolving credit facility as well as proceeds from the exercise of stock options and the related tax consequence.

Net cash provided by financing activities was $1.2 million during the twenty six weeks ended August 3, 2013 and net cash used by financing activities was $14.4 million during the twenty six weeks ended July 28, 2012. The $13.2 million change was primarily due to principal payments made on our revolving credit facility in the prior year while no payments were made in the current year.

Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc. (“Francesca’s Collections”), a wholly owned indirect subsidiary of Francesca’s Holdings Corporation (the “Company”), and Francesca’s LLC (the “Parent”) entered into a Second Amended and Restated Credit Agreement (“Second Amended and Restated Credit Agreement”) with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto, which amends and restates the existing Amended and Restated Credit Agreement, dated as of July 27, 2011, by and among Francesca’s Collections, the Parent, Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto, as amended by Amendment No. 1 to the Amended and Restated Credit Agreement, dated February 7, 2013 (as amended, the “Credit Agreement”). At August 3, 2013, there were no amounts outstanding under the Credit Agreement.

The Second Amended and Restated Credit Agreement is in the aggregate amount of $75.0 million (including up to $10.0 million for letters of credit) and matures on August 30, 2018. The Second Amended and Restated Credit Agreement also contains an increase option permitting Francesca’s Collections, subject to certain requirements, to arrange with the lenders for additional commitments for up to an aggregate of $25.0 million, subject to certain reductions.

All obligations under the Second Amended and Restated Credit Agreement are unconditionally guaranteed by, subject to certain exceptions, the Parent and each of Francesca’s Collections’ existing and future direct and indirect wholly owned domestic subsidiaries. There are currently no subsidiary guarantors for the Second Amended and Restated Credit Agreement because Francesca’s Collections does not currently have any subsidiaries. All obligations under the Second Amended and Restated Credit Agreement, and the guarantees of those obligations (as well as cash management obligations and any interest rate hedging or other swap agreements), are secured by substantially all of Francesca’s Collections’ assets as well as the assets of any subsidiary guarantor.

The borrowings under the Second Amended and Restated Credit Agreement bear interest at a rate equal to an applicable margin plus, at the option of Francesca’s Collections, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate of Royal Bank of Canada, (2) the federal funds rate plus 1/2 of 1%, and (3) the LIBOR for an interest period of one month plus 1.00%, or (b) in the case of LIBOR borrowings, a rate equal to the LIBOR for the interest period relevant to such borrowing. The applicable margin for borrowings under the Second Amended and Restated Credit Agreement ranges from 0.75% to 1.25% with respect to base rate borrowings and from 1.75% to 2.25% with respect to LIBOR borrowings, in each case based upon the achievement of specified levels of a ratio of consolidated total debt to consolidated EBITDA.

The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including limitations on the ability of Francesca’s Collections and its subsidiaries to (i) incur additional debt; (ii) create liens; (iii) make certain investments, acquisitions, loans and advances; (iv) sell assets; (v) pay dividends or make distributions or make other restricted payments; (vi) prepay other indebtedness; (vii) engage in mergers or consolidations; (viii) change the business conducted by Francesca’s Collections and its subsidiaries; (ix) engage in certain transactions with affiliates; (x) enter into agreements that restrict dividends from subsidiaries; and (xi) amend certain charter documents and material agreements governing subordinated and junior indebtedness. However, Francesca’s Collections is permitted to pay dividends to the extent it has available capacity in its investment basket, no default or event of default is continuing, certain procedural requirements have been satisfied and Francesca’s Collections is in pro forma compliance with a maximum secured leverage ratio.

In addition, the Second Amended and Restated Credit Agreement requires Francesca’s Collections to comply with the following financial covenants:

•	A maximum ratio of (i) lease-adjusted consolidated total debt (as defined in the Second Amended and Restated Credit Agreement) to (ii) consolidated EBITDA of 4.25 to 1.00.

•	Maximum capital expenditures of $30.0 million per fiscal year, with any unused portion allowed to be carried over to the next two fiscal years subject to a 50.0% cap.

The Second Amended and Restated Credit Agreement also contains customary events of default, including: (i) failure to pay principal, interest, fees or other amounts under the Second Amended and Restated Credit Agreement when due taking into account any applicable grace period; (ii) any representation or warranty proving to have been incorrect in any material respect when made; (iii) a cross default with respect to other material indebtedness; (iv) bankruptcy and insolvency events; (v) unsatisfied material final judgments; (vi) a “change of control”; (vii) certain defaults under the Employee Retirement Income Security Act of 1974; (viii) the invalidity or impairment of any loan document or any security interest; and (ix) the subordination provisions of any material subordinated debt or junior debt shall cease to be in full force.

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

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are important to adequately reflect the Company’s consolidated financial results. The formulation of these policies and estimates require judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed with the SEC on March 22, 2013. Except as set forth below, as of August 3, 2013, there were no significant changes to any of our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed with the SEC on March 22,2013.

Gift Cards and Gift Card Breakage

The Company accounts for the sale of gift cards as a liability at the time a gift card is sold. The liability is relieved and revenue is recognized upon redemption of the gift card. The gift cards issued by the Company are owned by an unrelated third party. The gift cards do not have expiration dates. Income from gift card breakage is recognized when the likelihood of redemption is deemed to be remote. Based on historical information, the Company recognized less than $0.1 million and $0.3 million of gift card breakage income during the thirteen and twenty six weeks ended August 3, 2013, respectively. The gift card breakage income is included in net sales.

Contractual Obligations

There were no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 and filed with the SEC on March 22, 2013, other than those which occur in the normal course of our business.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility, if drawn upon, carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows could be exposed to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future. At August 3, 2013, there were no borrowings under our revolving credit facility.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including our Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer, the Chief Financial Officer and the Chief Administrative Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer, the Chief Financial Officer and the Chief Administrative Officer concluded that the Company’s disclosure controls and procedures were effective as of August 3, 2013.

There were no changes in our internal control over financial reporting during the quarter ended August 3, 2013 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

We expect to hold our 2014 annual meeting of shareholders on Thursday, June 5, 2014. Because the expected date of the 2013 annual meeting is more than 30 days from the anniversary of our 2013 annual meeting, we have set a new deadline for the receipt of shareholder proposals submitted in accordance with Rule 14a-8 under the Securities Exchange Act of 1934, as amended, (“Rule 14a-8”) for inclusion in our proxy materials for the 2014 annual meeting.

All shareholder proposals pursuant to Rule 14a-8 for presentation at our 2014 annual meeting of shareholders must be received by Kal Malik, our Chief Administrative Officer, at our offices located at 8760 Clay Road Houston, TX 77080, by December 19, 2013, for inclusion in our proxy statement for our 2014 annual meeting. A shareholder who intends to present business, other than a shareholder proposal pursuant to Rule 14a-8, or nominate a director at our 2014 annual meeting must comply with the requirements set forth in our amended and restated bylaws, as such requirements are described in our 2013 annual meeting proxy statement.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Second Amended and Restated Credit Agreement, dated as of August 30, 2013, between Francesca’s Collections, Inc., as Borrower, Francesca’s LLC, as Parent, the guarantors party thereto, the lenders party thereto, and Royal Bank of Canada, as Administrative Agent, Collateral Agent Joint Lead Arranger and Co-Bookrunner and KeyBank National Association, as Syndication Agent, Joint Lead Arranger and Co-Bookrunner (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on September 4, 2013)

10.2	Letter Agreement, dated September 4, 2013 between Francesca’s Holdings Corporation and Sei Jin Alt (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by Francesca’s Holdings Corporation of September 5, 2013)

10.3	Letter Agreement, dated September 4, 2013 between Francesca’s Holdings Corporation and Kal Malik (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by Francesca’s Holdings Corporation of September 5, 2013)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of August 3, 2013, February 2, 2013 and July 28, 2012, (22) the Unaudited Consolidated Statements of Operations for the thirteen and twenty six weeks ended August 3, 2013 and July 28, 2012, (iii) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the twenty six weeks ended August 3, 2013, (iv) Unaudited Consolidated Statements of Cash Flows for the twenty six weeks ended August 3, 2013 and July 28, 2012 and (v) the Notes to the Unaudited Consolidated Financial Statements.
21

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Francesca’s Holdings Corporation
(Registrant)

Date: September 5, 2013	/s/ Mark Vendetti
Mark Vendetti
Chief Financial Officer (duly authorized officer and Principal Financial and Accounting Officer)

