Form 10-Q
period 2013-11-02
Francesca's Holdings CORP
filed 2013-12-09
CIK 1399935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 2, 2013

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

The registrant had 42,011,957 shares (excluding 2,226,981 of treasury stock) of its common stock outstanding as of November 30, 2013.

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Francesca’s Holdings Corporation
Unaudited Consolidated Balance Sheets
(In thousands)

	November 2,	February 2,	October 27,
	2013	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$31,842	$29,877	$12,906
Accounts receivable	9,850	2,504	5,634
Inventories	30,638	19,049	23,523
Deferred income taxes	3,688	3,506	2,872
Prepaid expenses and other current assets	6,222	4,749	4,622
Total current assets	82,240	59,685	49,557
Property and equipment, net	57,359	49,559	43,021
Deferred income taxes	4,046	2,357	1,923
Other assets, net	2,555	1,573	2,372

Total assets	$146,200	$113,174	$96,873

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,570	$8,358	$12,369
Accrued liabilities	10,365	10,667	6,649
Total current liabilities	18,935	19,025	19,018
Deferred and accrued rents	27,554	22,092	21,895
Long-term debt	25,000	—	—
Total liabilities	71,489	41,117	40,913

Commitments and contingencies

Stockholders’ equity:
Common stock – $.01 par value, 80.0 million shares authorized; 44.2 million, 43.9 million and 43.9 million shares issued; 42.3 million, 43.9 million and 43.9 million shares outstanding at November 2, 2013, February 2, 2013 and October 27, 2012, respectively.	442	439	438
Additional paid-in capital	90,511	85,161	83,935
Retained earnings (accumulated deficit)	20,684	(13,543)	(28,413)
Treasury stock, at cost – 1.9 million shares at November 2, 2013	(36,926)	—	—
Total stockholders’ equity	74,711	72,057	55,960

Total liabilities and stockholders’ equity	$146,200	$113,174	$96,873

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	November 2,	October 27,	November 2,	October 27,
	2013	2012	2013	2012
Net sales	$79,632	$71,986	$248,185	$209,673
Cost of goods sold and occupancy costs	39,275	34,115	118,700	97,443
Gross profit	40,357	37,871	129,485	112,230
Selling, general and administrative expenses	25,766	20,144	72,800	58,960
Income from operations	14,591	17,727	56,685	53,270
Interest expense	(129)	(114)	(362)	(546)
Other income (expense)	(77)	105	127	257
Income before income tax expense	14,385	17,718	56,450	52,981
Income tax expense	5,714	6,921	22,223	20,790
Net income	$8,671	$10,797	$34,227	$32,191

Basic earnings per common share	$0.20	$0.25	$0.78	$0.74
Diluted earnings per common share	$0.20	$0.24	$0.77	$0.72

Weighted average shares outstanding:
Basic shares	43,281	43,825	43,759	43,700
Diluted shares	43,993	44,911	44,600	44,791

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation
Unaudited Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)

				Retained
	Common Stock		Additional	Earnings	Treasury	Total
	Shares	Par	Paid-in	(Accumulated	Stock,	Stockholders’
	Outstanding	Value	Capital	Deficit)	at cost	Equity
Balance, February 2, 2013	43,880	$439	$85,161	$(13,543)	$—	$72,057
Net income	—	—	—	34,227	—	34,227
Stock-based compensation	—	—	2,955	—	—	2,955
Restricted stock vested	2	—	—	—	—	—
Stock options exercised and related tax benefit	357	3	2,395	—	—	2,398
Repurchases of common stock	(1,942)	—	—	—	(36,926)	(36,926)
Balance, November 2, 2013	42,297	$442	$90,511	$20,684	$(36,926)	$74,711

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Thirty Nine Weeks Ended
	November 2,	October 27,
	2013	2012

Cash Flows From Operating Activities:
Net income	$34,227	$32,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	7,421	5,458
Stock-based compensation expense	2,955	2,684
Excess tax benefit from stock-based compensation	(3,522)	(2,193)
Loss on sale of assets	343	89
Amortization of debt issuance costs	216	220
Deferred income taxes	(1,871)	(1,491)
Changes in assets and liabilities:
Accounts receivable	(3,824)	(3,199)
Inventories	(11,589)	(9,061)
Prepaid expenses and other assets	(2,295)	(2,068)
Accounts payable	212	3,463
Accrued liabilities	(302)	(1,051)
Deferred and accrued rents	5,462	7,005
Net cash provided by operating activities	27,433	32,047

Cash Flows Used in Investing Activities:
Purchase of property and equipment	(15,646)	(15,370)
Proceeds from sale of assets	82	—
Net cash used in investing activities	(15,564)	(15,370)

Cash Flows Used in Financing Activities:
Proceeds from borrowings under the revolving credit facility	25,000	—
Repayments of borrowings under the revolving credit facility	—	(22,000)
Payments of debt issuance costs	(376)	—
Repurchases of common stock	(36,926)	—
Proceeds from the exercise of stock options	1,156	1,990
Taxes paid related to net settlement of equity awards	(2,280)	—
Excess tax benefit from stock-based compensation	3,522	2,193
Net cash used in financing activities	(9,904)	(17,817)

Net increase (decrease) in cash and cash equivalents	1,965	(1,140)
Cash and cash equivalents, beginning of year	29,877	14,046
Cash and cash equivalents, end of period	$31,842	$12,906

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$28,352	$26,182
Interest paid	$125	$405

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation
Notes to Unaudited Consolidated Financial Statements

1.	Nature of Business and Summary of Significant Accounting Policies

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

The Company operates a national chain of retail locations designed and merchandised to feel like independently owned, upscale boutiques and provide its customers with an inviting, intimate and fun shopping experience. The Company offers a diverse and uniquely balanced mix of apparel, jewelry, accessories and gifts at attractive prices. At November 2, 2013, the Company operated 446 boutiques, which are located in 45 states throughout the United States, and its direct-to-consumer website.

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

Fiscal Year

The Company maintains its accounts on a 52- or 53-week year ending on the Saturday closest to January 31st. Fiscal year 2013 is a 52-week year while fiscal year 2012 was a 53-week year.  The fiscal quarters ended November 2, 2013 and October 27, 2012 refer to the thirteen-week periods ended as of those dates.  The year-to-date periods ended November 2, 2013 and October 27, 2012 refer to the thirty nine week periods ended as of those dates.

Reclassification

A prior year amount has been reclassified to facilitate comparability with the current year presentation.  This reclassification did not impact the Company’s results of operations in any periods presented.

Gift Cards and Gift Card Breakage

The Company accounts for the sale of gift cards as a liability at the time a gift card is sold.  The liability is relieved and revenue is recognized upon redemption of the gift card.  The gift cards issued by the Company are owned by an unrelated third party.  The gift cards do not have expiration dates.  Income from gift card breakage is recognized when the likelihood of redemption is deemed to be remote.  During the first quarter of fiscal year 2013, the Company accumulated sufficient historical information to estimate the rate of gift card breakage.  Based on this historical information, the Company recognized less than $0.1 million and $0.4 million of gift card breakage income during the thirteen and thirty nine weeks ended November 2, 2013, respectively.  The gift card breakage income is included in net sales.

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

The following table summarizes the potential dilution that could occur if options to acquire common stock were exercised or if the restricted stock grants were fully vested and reconciles the weighted-average common shares outstanding used in the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	November 2,	October 27,	November 2,	October 27,
	2013	2012	2013	2012
	(in thousands, except per share data)
Numerator:
Net income	$8,671	$10,797	$34,227	$32,191

Denominator:
Weighted-average common shares outstanding - basic	43,281	43,825	43,759	43,700
Options and other dilutive securities	712	1,086	841	1,091

Weighted-average common shares outstanding - diluted	43,993	44,911	44,600	44,791

Per common share:
Basic earnings per common share	$0.20	$0.25	$0.78	$0.74
Diluted earnings per common share	$0.20	$0.24	$0.77	$0.72

Stock options to purchase shares of the Company’s common stock in the amount of 0.8 million shares in each of the thirteen and thirty nine weeks ended November 2, 2013, and 0.4 million in each of the thirteen and thirty nine weeks ended October 27, 2012, were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

3.	Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount reflected in the consolidated balance sheets of financial assets and liabilities, which include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated their fair values due to the short term nature of these financial assets and liabilities.  The carrying amount of the Company’s debt approximates its fair value due to proximity of the debt issue date and the balance sheet date and the variable component of interest on debt.

Francesca’s Holdings Corporation
Notes to Unaudited Consolidated Financial Statements

4.	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate. The effective income tax rate in each of the thirteen and thirty nine weeks ended November 2, 2013 was 39.7% and 39.4%, respectively. The effective tax rate in each of the thirteen and thirty nine weeks ended October 27, 2012 was 39.1% and 39.2%, respectively.  The difference between our effective tax rate and statutory rate primarily relates to state income taxes.

5.	Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, as borrower, and the Parent entered into a Second Amended and Restated Credit Agreement (“Second Amended and Restated Credit Agreement”) with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto, which amends and restates the existing Amended and Restated Credit Agreement, dated as of July 27, 2011, as amended by Amendment No. 1 to the Amended and Restated Credit Agreement, dated February 7, 2013.  The Second Amended and Restated Credit Agreement provides $75.0 million of credit facility (including up to $10.0 million for letters of credit) that matures on August 30, 2018.  The Second Amended and Restated Credit Agreement also contains an increase option permitting Francesca’s Collections, subject to certain requirements, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event Francesca’s Collections has certain indebtedness outstanding.  At November 2, 2013, $25.0 million was outstanding under the Second Amended and Restated Credit Agreement.

All obligations under the Second Amended and Restated Credit Agreement are unconditionally guaranteed by, subject to certain exceptions, the Parent and each of Francesca’s Collections’ existing and future direct and indirect wholly owned domestic subsidiaries.  There are currently no subsidiary guarantors for the Second Amended and Restated Credit Agreement because Francesca’s Collections does not currently have any subsidiaries.  All obligations under the Second Amended and Restated Credit Agreement, and the guarantees of those obligations (as well as cash management obligations and any interest rate hedging or other swap agreements), are secured by substantially all of Francesca’s Collections’ assets as well as the assets of any subsidiary guarantor.  Additionally, the Second Amended and Restated Credit Agreement contains customary events of default and requires Francesca’s Collections to comply with certain financial covenants. Francesca’s Collections is permitted to pay dividends to the extent it has available capacity in its investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and Francesca’s Collections is in pro forma compliance with a maximum secured leverage ratio.     As of November 2, 2013, Francesca’s Collections was in compliance with all covenants under the Second Amended and Restated Credit Agreement.

The borrowings under the Second Amended and Restated Credit Agreement bear interest at a rate equal to an applicable margin plus, at the option of Francesca’s Collection’s, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate of Royal Bank of Canada, (2) the federal funds rate plus 1/2 of 1%, and (3) the LIBOR for an interest period of one month plus 1.00%, or (b) in the case of LIBOR borrowings, a rate equal to the LIBOR for the interest period relevant to such borrowing. The applicable margin for borrowings under the Second Amended and Restated Credit Agreement ranges from 0.75% to 1.25% with respect to base rate borrowings and from 1.75% to 2.25% with respect to LIBOR borrowings, in each case based upon the achievement of specified levels of a ratio of consolidated total debt to consolidated EBITDA.  During the thirteen weeks ended November 2, 2013, amounts outstanding under the Second Amended and Restated Credit Agreement accrued interest at an average rate of 2.1%.

6.	Stock-based Compensation

Stock-based compensation cost is measured at the grant date fair value and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company estimates forfeitures for option grants that are not expected to vest. Stock-based compensation cost recognized in the thirteen and thirty nine weeks ended November 2, 2013 totaled $1.0 million and $3.0 million, respectively.  Stock-based compensation cost recognized in the thirteen and thirty nine weeks ended October 27, 2012 totaled $1.0 million and $2.7 million, respectively.

Francesca’s Holdings Corporation
Notes to Unaudited Consolidated Financial Statements

Stock Options

The following table summarizes stock option activity during the thirty nine weeks ended November 2, 2013.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding as of February 2, 2013	2,823	$12.23
Options granted	73	23.94
Options exercised	(442)	3.26
Options forfeited or expired	(42)	8.25

Outstanding as of November 2, 2013	2,412	$14.29	7	$17,282

Exercisable at November 2, 2013	1,332	$9.41	7	$13,234

During the thirty nine weeks ended November 2, 2013, the intrinsic value of stock options exercised totaled $9.9 million, while stock options were granted at a weighted average grant date fair value of $13.82.   The number of options exercised in the above table includes shares withheld to satisfy certain employees’ obligation for exercise price and minimum statutory withholding requirements.

As of November 2, 2013, there was approximately $9.7 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted-average period of 3 years.

7.	Share Repurchases

On September 3, 2013, the Company’s Board of Directors authorized a $100.0 million share repurchase program commencing on the same date.  This authorization has no expiration date.  Under the repurchase program, purchases can be made from time to time in the open market, in privately negotiated transactions, under Rule 10b5-1 plans or through other available means.  The specific timing and amount of the repurchases is dependent on market conditions, securities law limitations and other factors.    During the thirteen weeks ended November 2, 2013, the Company repurchased 1,942,081 shares of its common stock at a cost of approximately $36.9 million or an average price (including brokers’ commission) of $19.00 per share.  The cost of repurchased shares is presented as treasury stock in the unaudited consolidated balance sheets.  As of November 2, 2013, the remaining balance available for future share repurchase was approximately $63.1 million.

Subsequent to November 2, 2013 and through December 6, 2013, the Company repurchased 371,100 shares of common stock for approximately $7.0 or an average price (including brokers’ commission) of $18.79 per share.

8.	Commitment and Contingencies

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

Minimum future rental payments under non-cancellable operating leases as of November 2, 2013, are approximately as follows:

Francesca’s Holdings Corporation
Notes to Unaudited Consolidated Financial Statements

Fiscal year	Amount
(In thousands)
Remainder of 2013	$6,878
2014	29,566
2015	29,549
2016	28,719
2017	27,321
Thereafter	93,638
$215,671

Legal Proceedings

On September 27, 2013, the Company and certain of its current directors and officers were named as defendants in an action entitled Ortuzar v. Francesca’s Holdings Corp., et al., which was filed in the United States District Court for the Southern District of New York. This action purports to have been brought on behalf of purchasers of the Company’s publicly traded securities between March 20, 2013 and September 3, 2013 and alleges that the defendants made false and misleading statements in certain public disclosures regarding the Company’s current and future business and financial condition in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A substantially related class action lawsuit, entitled West Palm Beach Police Pension Fund v. Francesca’s Holdings Corp., et al., was filed on November 4, 2013 in the United States District Court for the Southern District of New York, on behalf of purchasers of the Company’s publicly traded securities between January 10, 2012 and September 3, 2013 alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a) and 15 of the Securities Act of 1933. This action added additional defendants, including certain of the Company’s current and former directors and officers. Both of the purported class action lawsuits seek damages in an unspecified amount. The Company believes that the allegations contained in these complaints are without merit and intends to vigorously defend itself against all claims. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

The Company, from time to time, is subject to various claims and legal proceedings arising in the ordinary course of business.  While the outcome of any such claim cannot be predicted with certainty, in the opinion of management, the outcome of these matters will not have a material adverse effect on the Company’s business, results of operations or financial conditions.

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions about our business and industry. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations.  These risks and uncertainties include, but are not limited to, the following: the risk that we cannot anticipate, identify and respond quickly to changing fashion trends and customer preferences; our ability to attract a sufficient number of customers to our boutiques or sell sufficient quantities of our merchandise through our direct-to-consumer business; our ability to successfully open and operate new boutiques each year; and our ability to efficiently source and distribute additional merchandise quantities necessary to support our growth. For additional information regarding these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 and filed with the Securities and Exchange Commission (“SEC”) on March 22, 2013, and under “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

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

Overview

Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” “us” and “francescas®” refer to Francesca’s Holdings Corporation and its consolidated subsidiaries.

francesca’s® is a growing specialty retailer with retail locations designed and merchandised to feel like independently owned, upscale boutiques providing customers a fun and differentiated shopping experience. The merchandise assortment is a diverse and balanced mix of apparel, jewelry, accessories and gifts.  As of November 2, 2013, francesca’s® operated 446 boutiques in 45 states and also served its customers through www.francescas.com, its direct-to-consumer website.  The information contained on our website is not incorporated by reference into this Quarterly Report on Form 10-Q and you should not consider information contained on our website to be part of this Quarterly Report on Form 10-Q.

During the thirteen weeks ended November 2, 2013, our net sales increased 11% to $79.6 million from $72.0 million, income from operations decreased by 18% to $14.6 million from $17.7 million and net income decreased 20% to $8.7 million, or $0.20 per diluted share, from $10.8 million, or $0.24 per diluted share, over the comparable prior year period.  During the thirty nine weeks ended November 2, 2013, our net sales increased 18% to $248.2 million from $209.7 million, income from operations increased by 6% to $56.7 million from $53.3 million and net income increased 6% to $34.2 million, or $0.77 per diluted share, from $32.2 million, or $0.72 per diluted share, over the comparable prior year period.

The 53rd week in fiscal 2012 caused a one-week shift in our 2013 fiscal calendar, resulting in the first quarter of fiscal year 2013 being later by one week relative to the quarter-ending date in fiscal year 2012 (“retail calendar shift”). If there are seasonal influences near quarter-end dates, year-over-year comparisons may be impacted by the retail calendar shift. Our reported comparable sales results for fiscal 2012 are being adjusted for the retail calendar shift.  Accordingly, our comparable sales results for the thirteen and thirty nine weeks ended November 2, 2013 are compared with our comparable sales results for the thirteen and thirty nine weeks ended November 3, 2012, respectively.

We have increased our boutique count to 446 boutiques in 45 states as of November 2, 2013 from 359 boutiques in 44 states as of October 27, 2012.  We plan to open five additional boutiques in the fourth quarter of fiscal year 2013.  We have an opportunity to take possession of four additional boutiques during January 2014. These boutiques were previously planned to be opened during the first quarter of 2014. The acceleration of these openings should allow us to capitalize on additional revenue opportunities as well as the ability to keep the number of openings during fiscal 2014 at the full planned number by back filling the four accelerated openings during fiscal 2014.

Results of Operations

The following represents operating data for the thirteen and thirty nine weeks ended November 2, 2013 and October 27, 2012.

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	November 2,	October 27,	November 2,	October 27,
	2013	2012	2013	2012
Comparable sales growth for period(1)	(3)%	17%	(1)%	18%
Number of boutiques open at end of period	446	359	446	359
Net sales per average square foot for the period (2)	$133	$145	$438	$454
Average square feet per boutique(3)	1,361	1,387	1,361	1,387
Total gross square feet at end of period (in thousands)	607	498	607	498

(1)
A boutique is included in comparable sales on the first day of the fifteenth full month following the boutique’s opening. When a boutique that is included in comparable sales is relocated, we continue to consider sales from that boutique to be comparable sales. If a boutique is closed for thirty days or longer for a remodel or as a result of weather damage, fire or the like, we no longer consider sales from that boutique to be comparable sales. Beginning in the first quarter of fiscal year 2013, comparable sales results include our direct-to-consumer sales. To facilitate comparability with the prior year period, prior year comparable sales growth was recalculated and now includes direct-to-consumer sales growth.  Due to the retail calendar shift, comparable sales results for the thirteen and thirty nine weeks ended November 2, 2013 are compared with comparable sales results for the thirteen and thirty nine weeks ended November 3, 2012, respectively.

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

(3)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.

Boutique Count

The following table summarizes the number of boutiques open at the beginning and end of the periods indicated.

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	August 3,	October 27,	August 3,	October 27,
	2013	2012	2013	2012
Number of boutiques open at beginning of period	436	357	360	283
Boutiques added	10	2	86	76
Number of boutiques open at the end of period	446	359	446	359

Thirteen Weeks Ended November 2, 2013 Compared to Thirteen Weeks Ended October 27, 2012

	Thirteen Weeks Ended
	November 2, 2013		October 27, 2012		Variance
		As a %		As a %
		of Net		of Net	In		Basis
	In Dollars	Sales(1)	In Dollars	Sales(1)	Dollars	%	Points(1)
	(in thousands, except percentages)
Net sales	$79,632	100.0%	$71,986	100.0%	$7,646	11%	0
Cost of goods sold and occupancy costs	39,275	49.3%	34,115	47.4%	5,160	15%	190
Gross profit	40,357	50.7%	37,871	52.6%	2,486	7%	(190)
Selling, general and administrative expenses	25,766	32.4%	20,144	28.0%	5,622	28%	440
Income from operations	14,591	18.3%	17,727	24.6%	(3,136)	(18)%	(630)
Interest expense	(129)	(0.2)%	(114)	(0.2)%	(15)	13%	0
Other income (expense)	(77)	(0.1)%	105	0.1%	(182)	(174)%	(20)
Income before income tax expense	14,385	18.1%	17,718	24.6%	(3,333)	(19)%	(650)
Income tax expense	5,714	7.2%	6,921	9.6%	(1,207)	(17)%	(240)
Net income	$8,671	10.9%	$10,797	15.0%	(2,126)	(20)%	(410)

(1)	Percentage totals or basis points variances in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales increased 11% to $79.6 million in the thirteen weeks ended November 2, 2013 from $72.0 million in the thirteen weeks ended October 27, 2012.  This increase is attributable to the increase in non-comparable sales, which in turn is due to the increase in the number of boutiques in operation in the third quarter of fiscal year 2013 as compared to the same period of the prior year.  This change was partially offset by a 3% decrease in comparable sales due to a decrease in comparable boutique transactions.  Our direct-to-consumer sales increased 87% to $2.2 million in the thirteen weeks ended November 2, 2013 from $1.2 million in the thirteen weeks ended October 27, 2012.  There were 347 comparable boutiques and 99 non-comparable boutiques open at November 2, 2013 compared to 268 and 91, respectively, at October 27, 2012.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 15% to $39.3 million in the thirteen weeks ended November 2, 2013 from $34.1 million in the thirteen weeks ended October 27, 2012. Cost of merchandise increased by $2.7 million driven by the increased sales volume. Occupancy costs increased by $2.4 million due to the increase in the number of boutiques in operation during the thirteen weeks ended November 2, 2013 compared to the same period of the prior year. As a percentage of net sales, cost of goods sold and occupancy costs increased to 49.3% in the thirteen weeks ended November 2, 2013 from 47.4% in the thirteen weeks ended October 27, 2012. This unfavorable variance was due to 160 basis points of deleveraging of fixed occupancy costs as well as 30 basis points of lower merchandise margins.  Decrease in margin was due to elevated markdowns compared to the prior year quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 28% to $25.8 million in the thirteen weeks ended November 2, 2013 from $20.1 million in the thirteen weeks ended October 27, 2012. This increase was due to the higher boutique and corporate payroll associated with expansion of the field leadership structure for the long-term and those needed to support the larger boutique base and sales growth.  As a percentage of net sales, selling, general and administrative expense increased to 32.4% in the thirteen weeks ended November 2, 2013 as compared to 28.0% in the thirteen weeks ended October 27, 2012 due to deleverage in boutique expenses as well as increased boutique and corporate payroll.

Income Tax Expense

The decrease in provision for income taxes of $1.2 million in the thirteen weeks ended November 2, 2013 compared to the thirteen weeks ended October 27, 2012 was primarily due to the decrease in pre-tax income. The effective tax rate of 39.7% in the thirteen weeks ended November 2, 2013 was comparable to the effective tax rate of 39.1% in the thirteen weeks ended October 27, 2012.

Thirty Nine Weeks Ended November 2, 2013 Compared to Thirty Nine Weeks Ended October 27, 2012

	Thirty Nine Weeks Ended
	November 2, 2013		October 27, 2012		Variance
		As a %		As a %
		of Net	In	of Net	In		Basis
	In Dollars	Sales(1)	Dollars	Sales(1)	Dollars	%	Points(1)
	(in thousands, except percentages)
Net sales	$248,185	100.0%	$209,673	100.0%	$38,512	18%	0
Cost of goods sold and occupancy costs	118,700	47.8%	97,443	46.5%	21,257	22%	140
Gross profit	129,485	52.2%	112,230	53.5%	17,255	15%	(140)
Selling, general and administrative expenses	72,800	29.3%	58,960	28.1%	13,840	23%	120
Income from operations	56,685	22.8%	53,270	25.4%	3,415	6%	(260)
Interest expense	(362)	(0.1)%	(546)	(0.3)%	184	(34)%	10
Other income	127	0.1%	257	0.1%	(130)	(50)%	(10)
Income before income tax expense	56,450	22.7%	52,981	25.3%	3,469	7%	(250)
Income tax expense	22,223	9.0%	20,790	9.9%	1,433	7%	(100)
Net income	34,227	13.8%	$32,191	15.4%	$2,036	6%	(160)

(1)	Percentage totals or basis points variances in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales increased 18% to $248.2 million in the thirty nine weeks ended November 2, 2013 from $209.7 million in the thirty nine weeks ended October 27, 2012.  This increase is attributable to the increase in non-comparable sales, which in turn is due to the increase in the number of boutiques in operation in the thirty nine weeks ended November 2, 2013 as compared to the same period of the prior year.  Our comparable sales decreased 1% when compared to the prior year period primarily due to a decrease in comparable boutique transactions.  Our direct-to-consumer sales increased 91% to $5.7 million in the thirty nine weeks ended November 2, 2013 from $3.0 million in the thirty nine weeks ended October 27, 2012.  There were 347 comparable boutiques and 99 non-comparable boutiques open at November 2, 2013 compared to 268 and 91, respectively, at October 27, 2012.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 22% to $118.7 million in the thirty nine weeks ended November 2, 2013 from $97.4 million in the thirty nine weeks ended October 27, 2012. Cost of merchandise increased by $14.1 million driven by the increased sales volume. Occupancy costs increased by $7.1 million due to the increase in the number of boutiques in operation during the thirty nine weeks ended November 2, 2013 compared to the same period of the prior year. As a percentage of net sales, cost of goods sold and occupancy costs increased to 47.8% in the thirty nine weeks ended November 2, 2013 from 46.5% in the thirty nine weeks ended October 27, 2012.  This unfavorable variance was due to deleverage in fixed occupancy costs as well as increased level of promotions and markdowns.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 23% to $72.8 million in the thirty nine weeks ended November 2, 2013 from $59.0 million in the thirty nine weeks ended October 27, 2012. This increase was due to the increase in boutique and corporate payroll to support the larger boutique base and sales growth.  As a percentage of net sales, selling, general and administrative expense increased to 29.3% in the thirty nine weeks ended November 2, 2013 as compared to 28.1% in the thirty nine weeks ended October 27, 2012 primarily due to deleverage in boutique expenses.

Income Tax Expense

The increase in provision for income taxes of $1.4 million in the thirty nine weeks ended November 2, 2013 compared to the thirty nine weeks ended October 27, 2012 was primarily due to the increase in pre-tax income. The effective tax rate was 39.4% and 39.2% in each of the thirty nine weeks ended November 2, 2013 and October 27, 2012, respectively.

Sales by Merchandise Category

	Thirteen Weeks Ended				Thirty Nine Weeks Ended
	November 2, 2013		October 27, 2012		November 2, 2013		October 27, 2012
		As a %		As a %		As a %		As a %
	In	of Net		of Net	In	of Net		of Net
	Dollars	Sales	In Dollars	Sales	Dollars	Sales	In Dollars	Sales
	(in thousands, except percentages)

Apparel	$41,604	52.2%	$38,013	52.8%	$127,064	51.2%	$111,171	53.0%
Jewelry	17,335	21.8%	15,844	22.0%	59,764	24.1%	45,926	21.9%
Accessories	13,771	17.3%	10,854	15.1%	39,148	15.8%	31,540	15.1%
Gifts	6,540	8.2%	7,139	9.9%	21,643	8.7%	21,142	10.1%
Merchandise sales	79,250	99.5%	71,850	99.8%	247,619	99.8%	209,779	100.1%
Other(1)	382	0.5%	136	0.2%	566	0.2%	(106)	(0.1)%
Net sales	$79,632	100.0%	$71,986	100.0%	$248,185	100.0%	$209,673	100.0%

(1)	Includes gift card breakage income, shipping and change in return reserve.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. Our primary cash needs are for capital expenditures in connection with opening new boutiques and remodeling existing boutiques, investing in improved technology and distribution facility enhancements, funding normal working capital requirements, and payments of interest and principal, if any, under our revolving credit facility. We may use cash or our revolving credit facility to issue letters of credit to support merchandise imports or for other corporate purposes. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. Our working capital position benefits from the fact that we generally collect cash from sales to customers the day of or, in the case of credit or debit card transactions, within several days of the related sales and we typically have up to 30 days to pay our vendors.

We were in compliance with all covenants under our revolving credit facility as of November 2, 2013. On November 2, 2013, we had $31.8 million of cash and cash equivalents and $50.0 million in borrowing availability under our revolving credit facility. There were no letters of credit outstanding at November 2, 2013.

We expect that our cash flow from operations along with borrowings under our revolving credit facility and tenant allowances for new boutiques will be sufficient to fund capital expenditures and our working capital requirements for at least the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table:

	Thirty Nine Weeks Ended
	November 2, 2013	October 27, 2012
	(In thousands)
Provided by operating activities	$27,433	$32,047
Used in investing activities	(15,564)	(15,370)
Used in financing activities	(9,904)	(17,817)
Net increase (decrease) in cash and cash equivalents	$1,965	$(1,140)

Operating Activities

Operating activities consist of net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, deferred taxes, the effect of working capital changes and tenant allowances received from landlords.

Net cash provided by operating activities was $27.4 million and $32.0 million in each of the thirty nine weeks ended November 2, 2013 and October 27, 2012, respectively.  Cash provided by operating activities decreased $4.6 million in the thirty nine weeks ended November 2, 2013 as compared to the same period of the prior year due to timing of payments made on our accounts payable, higher merchandise inventories due to the increase in the number of boutiques in operation, and higher accounts receivable due to an increase in income tax receivable.  Additionally, tenant allowances received were lower in the thirty nine weeks ended November 2, 2013 as compared to the same period of the prior year. These changes were partially offset by higher net income and accrued expenses, principally due to increases in accrued payroll and gift card liability, in the third quarter of fiscal year 2013 as compared to the same period of the prior year.

Investing Activities

Investing activities consist primarily of capital expenditures for new boutiques, improvements to existing boutiques, as well as investment in information technology and our distribution facility.

	Thirty Nine Weeks Ended
	November 2, 2013	October 27, 2012
	(In thousands)
Capital expenditures for:
New boutiques	$10,638	$9,159
Existing boutiques	2,017	916
Technology	2,242	850
Corporate and distribution	749	4,445
Proceeds from sale of assets	(82)	—
Net cash used in investing activities	$15,564	$15,370

Our total capital expenditures for the thirty nine weeks ended November 2, 2013 and October 27, 2012 were $15.6 million and $15.4 million, respectively, with expenditures for new boutiques accounting for $10.6 million and $9.2 million, respectively. Spending for new boutiques included amounts associated with boutiques that will open subsequent to the end of each fiscal quarter. We opened 86 boutiques in the thirty nine weeks ended November 2, 2013 compared to 76 boutiques in the thirty nine weeks ended October 27, 2012. The average cost of the leasehold improvements, equipment, furniture and fixtures, excluding tenant allowances, for new boutiques opened in the thirty nine weeks ended November 2, 2013 and October 27, 2012 was $178,000 and $185,000, respectively, while  average tenant allowance per new boutique was $70,000 and $92,000 over the same periods, respectively.  The decrease in average tenant allowance per new boutique was principally due to opening more boutiques in non-mall locations in the thirty nine weeks ended November 2, 2013 as compared to the same period of the prior year.  Tenant allowances are amortized as a reduction in rent expense over the term of the lease. The average collection period for these allowances is approximately six months after boutique opening. We fund the cost of new boutiques with cash flow from operations, tenant allowances from our landlords, or borrowings under our revolving credit facility. Capital expenditures for corporate and distribution decreased $3.7 million due to prior year capital expenditures related to the relocation of our corporate and distribution facilities not incurred in the current year.  Technology related capital expenditures increased $1.4 million due to the re-launch of our direct-to-consumer website as well as the implementation of an enterprise planning software.  We expect that our cash flow from operations along with borrowings under our revolving credit facility and tenant allowances for new boutiques will be sufficient to fund our capital expenditures for the rest of fiscal year 2013.

Expected capital expenditures for the fiscal year 2013 have increased to a range of $25.0 to $26.0 million. Of these amounts, approximately $9.0 million to $10.0 million are expected to be spent in the fourth quarter.  The increase in our capital expenditures is primarily due to expected investments in our direct-to-consumer platform and additional boutique openings during the fourth quarter.

Financing Activities

Financing activities consist of borrowings and payments under our revolving credit facility, repurchases of our common stock and proceeds from the exercise of stock options and the related tax consequence.

Net cash used by financing activities in the thirty nine weeks ended November 2, 2013 was $9.9 million.  This consisted of cash outflows for repurchases of our common stock and payment of debt issuance costs offset by proceeds from borrowings under our revolving credit facility as well as proceeds from the exercise of stock options and the related tax consequence.  Net cash used by financing activities in the thirty nine weeks ended October 27, 2012 amounted to $17.8 million.  This consisted of cash outflows for the repayments of borrowings under our revolving credit facility offset by proceeds from exercise of stock options and the related tax consequence.

Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc. (“Francesca’s Collections”), our wholly owned indirect subsidiary, as borrower, and Francesca’s LLC (the “Parent”) entered into a Second Amended and Restated Credit Agreement (“Second Amended and Restated Credit Agreement”) with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto, which amends and restates the existing Amended and Restated Credit Agreement, dated as of July 27, 2011, by and among Francesca’s Collections, the Parent, Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto, as amended by Amendment No. 1 to the Amended and Restated Credit Agreement, dated February 7, 2013.

The Second Amended and Restated Credit Agreement provides an aggregate amount of $75.0 million in credit facility (including up to $10.0 million for letters of credit) and matures on August 30, 2018.  The Second Amended and Restated Credit Agreement also contains an increase option permitting Francesca’s Collections, subject to certain requirements, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event Francesca’s Collections has certain indebtedness outstanding.  At November 2, 2013, there was $25.0 million outstanding under the Second Amended and Restated Credit Agreement.

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

The borrowings under the Second Amended and Restated Credit Agreement bear interest at a rate equal to an applicable margin plus, at the option of Francesca’s Collections, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate of Royal Bank of Canada, (2) the federal funds rate plus 1/2 of 1%, and (3) the LIBOR for an interest period of one month plus 1.00%, or (b) in the case of LIBOR borrowings, a rate equal to the LIBOR for the interest period relevant to such borrowing.  The applicable margin for borrowings under the Second Amended and Restated Credit Agreement ranges from 0.75% to 1.25% with respect to base rate borrowings and from 1.75% to 2.25% with respect to LIBOR borrowings, in each case based upon the achievement of specified levels of a ratio of consolidated total debt to consolidated EBITDA.  During the thirteen weeks ended November 2, 2013, amounts outstanding under the Second Amended and Restated Credit Agreement accrued interest at an average rate of 2.1%.

The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including limitations on the ability of Francesca’s Collections and its subsidiaries to (i) incur additional debt; (ii) create liens; (iii) make certain investments, acquisitions, loans and advances; (iv) sell assets; (v) pay dividends or make distributions or make other restricted payments; (vi) prepay other indebtedness; (vii) engage in mergers or consolidations; (viii) change the business conducted by Francesca’s Collections and its subsidiaries; (ix) engage in certain transactions with affiliates; (x) enter into agreements that restrict dividends from subsidiaries; and (xi) amend certain charter documents and material agreements governing subordinated and junior indebtedness. However, Francesca’s Collections is permitted to pay dividends to the extent it has available capacity in its investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and Francesca’s Collections is in pro forma compliance with  a maximum secured leverage ratio.

In addition, the Second Amended and Restated Credit Agreement requires Francesca’s Collections to comply with the following financial covenants:

•	A maximum ratio of (i) lease-adjusted consolidated total debt (as defined in the Second Amended and Restated Credit Agreement) to (ii) consolidated EBITDAR of 4.25 to 1.00.

•	Maximum capital expenditures of $30.0 million per fiscal year, with any unused portion allowed to be carried over to the next two fiscal years subject to a 50.0% cap.

As of November 2, 2013, Francesca’s Collections was in compliance with all covenants under the Second Amended and Restated Credit Agreement.

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

Share Repurchase Program

For information regarding our share repurchase program, please refer to Note 7 to our unaudited consolidated financial statements included in Part I of this report, which is incorporated herein by reference.

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

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are important to adequately reflect the Company’s consolidated financial results.  The formulation of these policies and estimates require judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed with the SEC on March 22, 2013. Except as set forth below, as of November 2, 2013, there were no significant changes to any of our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed with the SEC on March 22, 2013.

Gift Cards and Gift Card Breakage

The Company accounts for the sale of gift cards as a liability at the time a gift card is sold.  The liability is relieved and revenue is recognized upon redemption of the gift card.  The gift cards issued by the Company are owned by an unrelated third party. The gift cards do not have expiration dates.  Income from gift card breakage is recognized when the likelihood of redemption is deemed to be remote.  Based on historical information, the Company recognized less than $0.1 million and $0.4 million of gift card breakage income during the thirteen and thirty nine weeks ended November 2, 2013, respectively.  The gift card breakage income is included in net sales.

Contractual Obligations

Except as set forth below, there were no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 and filed with the SEC on March 22, 2013 other than those which occur in the normal course of our business.

At November 2, 2013, there was $25.0 million outstanding under the Second Amended and Restated Credit Agreement which matures on August 30, 2018.  Assuming an outstanding balance of $25.0 million and an effective interest rate of 2.1%, the estimated annual interest expense during the remainder of the term is $0.5 million.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows could be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future. At November 2, 2013, we had $25.0 million outstanding under the Second Amended and Restated Credit Agreement and the average interest rate on our borrowings was 2.1%. Based on a sensitivity analysis at November 2, 2013, assuming the loan balance would be outstanding for a full fiscal year, a 100 basis points increase in interest rates would increase our annual interest expense by approximately $0.3 million.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer, the Chief Financial Officer and the Chief Administrative Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer, the Chief Financial Officer and the Chief Administrative Officer concluded that the Company’s disclosure controls and procedures were effective as of November 2, 2013.

There were no changes in our internal control over financial reporting during the quarter ended November 2, 2013 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings involving us, please refer to Note 8 to our unaudited consolidated financial statements included in Part I of this report, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There are no material changes to our risk factors as previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 and filed with the SEC on March 22, 2013, other than the addition of the below risk factor.

We are involved on an ongoing basis in ligation arising in the ordinary course of our business or otherwise that could distract management from our business activities and result in significant liability or damage to our brand.

As a growing company with expanding operations, we increasingly face the risk of litigation and other claims against us. We are involved on an ongoing basis in ligation arising in the ordinary course of our business or otherwise, which may include class actions involving consumers, shareholders or employees, and claims relating to employees, commercial disputes, landlord-tenant disputes, intellectual property issues, product-oriented allegations and slip and fall claims. These actions and claims can raise complex factual and legal issues that are subject to risks and uncertainties and could require significant management time. Litigation and other actions and claims against us could result in unexpected expenses and liabilities, which could materially adversely affect our operations and our reputation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company’s share repurchase activity during the thirteen weeks ended November 2, 2013.

			Total number of	Approximate
			Shares	dollar value of
		Average	purchased as	shares that may
	Total number	price paid	part of a publicly	yet be purchased
	of shares	per	announced plans	under the plans or
Period (1)	purchased	share(2)	or programs (3)	programs

August 4 ,2013 - August 31, 2013	—	—	—	—
September 1, 2013 - October 5, 2013	1,602,081	$19.31	1,602,081	$69,084,526
October 6, 2013 - November 2, 2013	340,000	17.52	340,000	$63,131,736
Total	1,942,081	$19.00	1,942,081

(1)	Periodic information is presented by reference to our fiscal monthly periods during the third quarter of fiscal year 2013.

(2)	Average price paid per share includes brokers’ commission.

(3)
On September 3, 2013, the Company's Board of Directors authorized a $100 million share repurchase program commencing on the same date.  This authorization has no expiration date.  Under the repurchase program, purchases can be made from time to time through open market purchases, in privately negotiated transactions, under a Rule 10b5-1 plans or through other available means.  The specific timing and amount of repurchases is dependent on market conditions, securities law limitations and other factors.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of November 2, 2013, February 2, 2013 and October 27, 2012, (22) the Unaudited Consolidated Statements of Operations for the thirteen and thirty nine weeks ended November 2, 2013 and October 27, 2012, (iii) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the thirty nine weeks ended November 2, 2013, (iv) Unaudited Consolidated Statements of Cash Flows for the thirty nine weeks ended November 2, 2013 and October 27, 2012 and (v) the Notes to the Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Francesca’s Holdings Corporation
(Registrant)

Date: December 9, 2013	/s/ Mark Vendetti
Mark Vendetti
Chief Financial Officer (duly authorized officer and Principal Financial and Accounting Officer)

