Form 10-K
period 2014-02-01
Francesca's Holdings CORP
filed 2014-03-28
CIK 1399935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ ( Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of August 2, 2013, the last business day of the registrant’s most recently completed second quarter, was approximately $1.115 billion.

As of March 14, 2014, there were 42,161,340 shares (excluding 3,179,581 of treasury stock) of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held June 5, 2014 are incorporated by reference into Part III of this report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements concern our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition, which are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. These statements may include words such as “aim”, “anticipate”, “assume”, “believe”, “can have”, “could”, “due”, “estimate”, “expect”, “goal”, “intend”, “likely”, “may”, “objective”, “plan”, “potential”, “positioned”, “predict”, “should”, “target”, “will”, “would” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events or trends. For example, all statements we make relating to our estimated and projected earnings, sales, costs, expenditures, cash flows, growth rates, market share and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements.

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. These risks and uncertainties include, but are not limited to, the following: the risk that we cannot anticipate, identify and respond quickly to changing fashion trends and customer preferences; our ability to attract a sufficient number of customers to our boutiques or sell sufficient quantities of our merchandise through our direct-to-consumer business; our ability to successfully open and operate new boutiques each year; and our ability to efficiently source and distribute additional merchandise quantities necessary to support our growth.  For additional information regarding these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors,” contained in Part I of this Annual Report on Form 10-K and any risk factors contained in subsequent Quarterly Reports on Form 10-Q we file with the Securities and Exchange Commission (“SEC”).

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

PART I

ITEM 1. BUSINESS

General

Francesca’s Holdings Corporation was incorporated in Delaware in 2007. We are a holding company and all of our business operations are conducted through our subsidiaries.  Our principal executive office is located at 8760 Clay Road, Houston, Texas 77080, our telephone number is (713) 864-1358 and our fax number is (713) 426-2751. We maintain a website at www.francescas.com. Except where the context otherwise requires or where otherwise indicated, the terms “francesca’s®,” “we,” “us,” “our,” “the Company,” and “our business” refer to Francesca’s Holdings Corporation and its consolidated subsidiaries as a combined entity.

We operate on a fiscal calendar which, in a given fiscal year, consists of a 52- or 53-week period ending on the Saturday closest to January 31st. The reporting periods contained in our audited consolidated financial statements included in this Annual Report on Form 10-K contain 52 weeks of operations in fiscal year 2013, which ended on February 1, 2014, 53 weeks of operations in fiscal year 2012, which ended on February 2, 2013 and 52 weeks of operations in fiscal year 2011, which ended January 28, 2012. Our fiscal years 2010 and 2009 each included 52 weeks of operations which ended on January 29, 2011 and January 30, 2010, respectively.

Our Company

francesca’s® is a growing specialty retailer with retail locations designed and merchandised to feel like independently owned, upscale boutiques providing customers a fun and differentiated shopping experience. The merchandise assortment is a diverse and balanced mix of apparel, jewelry, accessories and gifts. As of February 1, 2014, francesca’s® operated 451 boutiques in 45 states and the District of Columbia and also served its customers through www.francescas.com, its direct-to-consumer website.

By offering a differentiated shopping experience and high-quality, trend-right merchandise at a compelling value, our boutiques have been successful across a wide variety of geographic markets and shopping venues. We believe we have an opportunity to continue to grow our boutique base from 451 locations in 45 states and the District of Columbia as of February 1, 2014 to approximately 900 boutiques in the United States over the next six to seven years based on our flexible boutique format, the financial characteristics of our boutiques and our ongoing analysis of shopping venues that meet our criteria for new boutiques.

Our Competitive Strengths

We believe the following strengths differentiate us from our competitors and are key drivers of our success:

•	Proven Trend-Right Merchandise Delivered at a Compelling Value. Our boutiques carry a broad and shallow selection of high-quality, trend-right apparel, jewelry, accessories and gifts at attractive prices. Our buyers closely monitor the marketplace to identify and source proven fashion trends that will appeal to our core customers. We primarily offer exclusive items under our proprietary labels, but carry a small selection of third-party, nationally recognized brands that we use opportunistically in certain categories. We offer a broad selection of merchandise, but intentionally purchase small quantities of individual items for each boutique such that we frequently replenish our boutiques with new merchandise, keeping the shopping experience fresh and exciting for our customers. The short lead times of our vendors maximizes our speed to market, as it generally takes four to twelve weeks from the time an order is placed to the time merchandise is available on the boutique floor. With these short lead times, we are able to make more informed buying decisions to meet customers’ merchandise expectations, and to react quickly to changing fashion trends. This approach, combined with our balanced product mix of approximately 50% apparel and 50% jewelry, accessories and gifts, is designed to encourage more frequent visits by our customers and reduce the seasonal fluctuations and margin erosion experienced by many other specialty retailers. We believe the expertise of our buyers and our broad base of vendors allows us to quickly identify and respond to emerging fashion trends in apparel, jewelry, accessories and gifts to offer quality merchandise at prices that ‘surprise and delight’ our customers.

•	Differentiated Shopping Experience. Each of our retail locations is uniquely designed and merchandised to feel like an independently owned, upscale boutique. Merchandise presentations, including display windows, tables and walls, are refreshed frequently to keep our boutiques new and exciting and our boutique managers and associates, with the support of corporate guidelines, are encouraged to individualize each boutique with their personality, which increases their motivation and enhances the shopping experience. We believe these attributes, along with our strategy of carrying a broad selection but limited quantities of individual styles, create an atmosphere that strongly appeals to our customers and differentiates us in the marketplace.

•	Powerful Boutique Economics and Rigorous Real Estate Selection Process. We have a proven boutique format that works across a wide variety of shopping venues, market sizes, climates and demographics. Our boutiques average approximately 1,359 square feet, which is meaningfully smaller than most specialty retailers. The performance of our boutiques and our flexible real estate format enhance our ability to secure prominent, highly visible locations in regional malls, lifestyle centers, street locations, strip centers and outlet locations. We deploy a rigorous real estate selection process with all new boutique opportunities measured against specific financial and geographic criteria. Over the previous two fiscal years, on average, our new boutiques have generated first year cash return on net investment in excess of 150% and paid back our net investment on a pre-tax basis in less than one year, due to our ability to consistently obtain best-in-class locations combined with relatively low capital investment and operating cost requirements, allowing us to fund all of our growth from internally generated cash flow. In our real estate selection process, we assess the viability of potential sites by analyzing the demographics of the trade area and the performance of the shopping venue, including selected relevant and adjacent retailers. Based on this analysis, we believe the financial characteristics of our new boutiques, coupled with our proven ability to operate across different shopping venues and geographies, provide us with a wide scope of new boutique opportunities and enhance our ability to profitably expand our boutique base.

•	Solid and Scalable Infrastructure. We continually invest in systems, controls and human resources to support our growth. In recent years we have made significant improvements to the infrastructure of our finance, buying and planning, real estate, boutique operations and IT departments. For instance, we believe that we have developed an integrated sourcing, distribution and merchandising process that is scalable and will facilitate the continued growth in the number of boutiques we operate, including buyers who work closely with an established and diverse group of vendors to identify trend-right, high-quality merchandise for our boutiques, as well as delivery, distribution and merchandising processes that enable us to execute broad and shallow merchandising approach as we grow.

•	Experienced Management Team with a Disciplined Operating Philosophy. Our senior management has extensive experience across a broad range of disciplines in the retail industry, including merchandising, real estate, supply chain and finance. Our management team has built a solid operating foundation based on sound retail principles that define our culture. Our disciplined operating philosophy is grounded in a relentless focus on providing great merchandise and a best-in class boutique experience supported by uncompromising site selection and continual enhancements to our infrastructure.

Our Growth Strategy

We believe we can continue to grow our revenues and earnings by executing on the following strategies:

•	Grow Our Boutique Base. We believe there is an opportunity to significantly increase the number of boutiques we operate. Based on our proven ability to open our flexible retail format in various shopping venues in new and existing markets, the financial characteristics of our boutiques and our ongoing analysis of shopping venues that meet our criteria for new boutiques (including a third party research study), we believe we have the potential to grow our base from 451 locations in 45 states and the District of Columbia as of February 1, 2014 to approximately 900 boutiques in the United States over the next six to seven years. We opened 91 new boutiques in fiscal year 2013 and we plan to open approximately 85 new boutiques in fiscal year 2014.

•	Drive Comparable Sales. We intend to continue driving comparable sales by featuring high-quality, trend-right merchandise at a compelling value and refining our distinctive boutique experience. We intend to maintain our broad and shallow merchandising approach, which we believe will continue to drive units and dollars per transaction and protect margins. In addition, we are increasing the sophistication of our buying and planning infrastructure, enhancing our buying team with additional category-specific buyers, and augmenting boutique-level management.

•	Expand the Penetration and Presence of Our Direct-to-Consumer Business. We complement our boutiques with a growing direct-to-consumer business. Our direct-to-consumer business not only generates incremental sales and profits but also builds brand awareness and boutique traffic and helps us access markets where we do not currently have a boutique. Our direct-to-consumer sales grew by 92% in fiscal year 2013 and represented 2.6% of our total net sales. In fiscal year 2013, we completed the first phase of a multi-stage infrastructure investment to improve our direct-to-consumer website. A refreshed website was re-launched in March 2013 with enhancements that improved its overall design and functionality. We will continue to make investments in our direct-to-consumer website that will further enhance our customers’ shopping experience as well as establish the framework of our long-term direct-to-consumer strategies. We expect direct-to-consumer sales growth to continue as consumers discover the complementary nature of shopping with us online and through our boutiques.

Our History

Our Company was founded in 1999. We opened our first boutique in Houston, Texas that same year. Initially, we focused on selling fashion jewelry, accessories and selected home décor. As our boutique base grew across the United States we expanded our merchandise offering to include apparel, which has become our largest category and, we believe, a significant driver of growing customer loyalty and return visits. On July 27, 2011, we completed our initial public offering (“IPO”). Subsequent to the IPO, we completed three follow-on offerings on April 2, 2013, April 23, 2012 and February 1, 2012.

Our Market

Our distinct boutique environment and carefully selected, trend-right merchandise attract a wide demographic. Our unique merchandise combination of apparel, jewelry, accessories and gifts allows us to participate in a number of large market segments. While our broad assortment appeals to women of varying ages and diverse backgrounds, from value-conscious to the more affluent, our primary targeted customer is a fashion conscious woman between the ages of 18 and 35. She tends to be college educated and has moderate to high disposable income. She enjoys shopping for the latest fashions and is attracted to our upscale boutique shopping environment, compelling value proposition and highly personalized customer service. We believe she spends a higher proportion of her income on fashion than the general population.

Our Merchandise Offering and Merchandising Strategy

We offer a broad and shallow selection of fashion apparel, jewelry, accessories and gifts targeted to our core customer, who seeks trend-right, high-quality merchandise at attractive prices. We use the term broad and shallow to refer to a diverse merchandise assortment with relatively small inventory of each product.  We have a well-balanced assortment of product categories with approximately 50% of our fiscal year 2013 sales generated by non-apparel items. Our diverse merchandise contributes to the ‘treasure hunt’ atmosphere in our boutiques and is one which we aim to maintain as we grow. We carry a broad selection but limited quantities of each style and we deliver new merchandise to our boutiques five days a week. This contributes to a sense of scarcity and newness within our boutiques, mitigates fashion risk, reduces the seasonality of the inventory and protects margins.

Our wide range of apparel, jewelry, accessories and gifts fills the various casual and dressy fashion needs of our customers and our selection of gifts ranges from the elegant to the irreverent. Our approximately 1,359 square foot boutiques carry approximately 3,000 SKUs at any one time and we stock about 15,000 different styles during the course of a year. The majority of our merchandise is sold under our proprietary labels and we also sell a select assortment of third-party, nationally recognized brands. Our direct-to-consumer business features an edited selection of our boutique merchandise and on-line exclusives. The table below shows the approximate breakdown of our fiscal year 2013 net sales by product category:

Apparel 48% of Net Sales	Jewelry 24% of Net Sales	Accessories 17% of Net Sales	Gifts 11% of Net Sales
Dresses, Fashion Tops, Sweaters, Cardigans and Wraps, Bottoms, Outerwear and Jackets, Tees and Tanks, Intimates	Necklaces, Earrings, Bracelets, Rings	Handbags, Clutches, Wallets, Shoes, Belts, Hats, Scarves, Sunglasses, Watches, Hair Accessories	Fragrance, Candles, Bath and Body, Home Accessories, Books, Wall Art, Nail Polish, Miscellaneous Items

Our buying and planning team is responsible for selecting and sourcing our merchandise, managing inventory levels and allocating items to boutiques. Each product category has a set of dedicated buyers with oversight provided by our Chief Merchandising Officer. The buying and planning team holds weekly meetings to review merchandise performance and identify new fashion trends. Our buyers also make regular trips to important industry markets and trade shows. We have access to the expertise of hundreds of designers employed by our large vendor base who provide us with a large selection of new styles for review each week. Our buyers collaborate with vendors to place special orders and to modify presented styles based on current fashion trends and their in-depth knowledge of our customers’ preferences, which means most of our merchandise is unique to francesca’s®  . Before placing an order, every item is evaluated for style, quality, fit, value and profitability to ensure it meets standards consistent with our francesca’s® brand.

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

We do not own or operate any manufacturing facilities. We have relationships with a diverse base of over 500 vendors and transact business on a purchase order-by-purchase order basis. In fiscal year 2013, we sourced approximately 91% of our merchandise from 200 vendors while our top 10 vendors sourced approximately 33% of our merchandise, with no single vendor accounting for more than 6% of our purchases. We believe that the loss of any of our current vendors will not result in a material disruption to our business.

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

Boutiques

In fiscal year 2013, our boutiques generated net sales of $331.5 million which represented 97.4% of total net sales. As of February 1, 2014, we operated 451 boutiques under the name francesca’s® in 45 states throughout the United States and the District of Columbia. The following list shows the number of boutiques operated by state as of February 1, 2014, and demonstrates that we have been successful in opening boutiques in a wide range of geographies.

	Number of Boutiques		Number of Boutiques
Alabama	9	Missouri	11
Arizona	10	Nebraska	3
Arkansas	7	Nevada	6
California	45	New Hampshire	3
Colorado	7	New Jersey	19
Connecticut	7	New Mexico	2
Delaware	1	New York	15
District of Columbia*	1	North Carolina	10
Florida	29	North Dakota	1
Georgia	17	Ohio	15
Idaho	1	Oklahoma	5
Illinois	24	Oregon	5
Indiana	10	Pennsylvania	16
Iowa	2	Rhode Island	3
Kansas	4	South Carolina	7
Kentucky	5	Tennessee	11
Louisiana	10	Texas	43
Maine	1	Utah	3
Maryland	11	Vermont	1
Massachusetts	14	Virginia	13
Michigan	10	Washington	9
Minnesota	12	West Virginia	2
Mississippi	3	Wisconsin	8
 *Not considered a state.

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

Our boutiques typically range in size from 1,000 to 1,800 square feet, with an average size of approximately 1,359 square feet. We seek locations that have a boutique front that is at least 20 feet wide, which we adorn with visually appealing architectural lighting, signage and display window presentations. Inside, we use a variety of color palettes and soft lighting. Each boutique’s merchandise presentation, including display windows, tables and walls, is refreshed frequently to keep our shopping experience new and exciting. We believe by constantly changing our visual merchandising and presentation, we give our customers a reason to shop our boutiques frequently, building customer loyalty. Our boutique managers also use our intranet website to share best-practices with each other, such as ideas for displays. We believe these grass-root interactions improve the sense of community among our boutique managers and enhance the shopping experience for our customers.

Staffing in our boutiques consists of a boutique manager, an assistant manager and a minimum of three part-time associates. Our compensation structure includes a bonus component payable upon the achievement of certain financial goals. We endeavor to hire boutique personnel that are friendly and customer-service driven individuals. In addition to training programs for visual merchandising, customer service and operations, boutique managers benefit from ongoing field-level support and training updates as well as guides and manuals.

Boutique Economics

We believe that our broad and shallow merchandising strategy and the differentiated shopping experience we offer to our customers contributes to the success of our boutiques, which generate attractive returns. Over the previous two fiscal years, we opened 168 boutiques which averaged approximately 1,277 square feet and, of the locations open 12 or more months, boutique sales averaged approximately $700,000 in the first year. On average, these boutiques delivered first-year, pre-tax cash return on net investment in excess of 150% and paid back our net investment on a pre-tax basis in less than one year. In fiscal year 2013, the cost of build-out with related fixtures and equipment to open our new boutiques was approximately $175,000 per boutique while tenant allowances averaged approximately $68,000 per boutique. We allocated approximately $45,000 of opening inventory per new boutique in fiscal year 2013. While we do not foresee further significant cost increases, there can be no assurance that those costs will not increase. Based on our disciplined, rigorous real estate selection process and similarity of site characteristics, we expect new boutique economics to be consistent with our recent history.

Boutique Growth and Site Selection

We have a proven track record of increasing our boutique base. The table below indicates certain historical information regarding our boutiques as of the end of each of the periods indicated below:

	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2009
Mall	226	180	128	69	25
Non-mall(1)	225	180	155	138	122
Total Boutiques	451	360	283	207	147
Boutiques Opened	91	77	76	62	36
Boutiques Closed	–	–	–	2	–
Total Gross Square Feet at the end of the period (in thousands)	613	499	399	296	210
Average Square Feet Per Boutique at the end of the period (2)	1,359	1,385	1,409	1,428	1,428
Net Sales Per Average Square Foot for the period (3)	$592	$632	$554	$508	$429

(1)	Non-mall includes boutiques in lifestyle centers, street locations, strip centers and outlet locations.
(2)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.
(3)	Net sales per average square foot are calculated by dividing net sales for the period by the average total square feet during the period. Because of our rapid growth, for purposes of providing net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. Average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.

Our flexible boutique format has enabled us to successfully open boutiques across a variety of shopping venues, market sizes, climates and demographics. We believe this provides us with a wide scope of real estate opportunities and enhances our ability to profitably expand our boutique base. Based on our rigorous real estate selection process, our flexible boutique format and the financial characteristics of our boutiques, we believe that the per boutique costs associated with opening new boutiques over the next twelve months should not be materially different from our current costs for opening new boutiques. We expect to fund the costs of our boutique growth through cash flow generated by our operations and through our revolving credit facility, if necessary. We expect to open boutiques in both new and existing markets and across regional malls, lifestyle centers, street locations, strip centers and outlet locations. In general, we expect our overall boutiques mix to consist of approximately 45% mall and 55% non-mall.

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

See Item 1A, “Risk Factors” for certain risks related to our boutique growth and site selection.

Direct-to-Consumer

Our direct-to-consumer business consists of our www.francescas.com website. Through our website, our customers are able to purchase individual items, shop the latest jewelry, gift or fashion merchandise and special promotions, create a wish list, sign up for our mailing list, connect and follow us on social media sites such as Facebook, Twitter, Instagram and Pinterest, as well as obtain current information on our boutique locations. This channel enables us to reach customers in all states and further build our brand. We currently obtain and collect customer email information from our boutiques and website and use it to generate marketing programs, such as our email campaign. In fiscal year 2013, we completed the first phase of a multi-stage infrastructure investment to improve our direct-to-consumer website.  A refreshed website was re-launched in March 2013 with enhancements that improved its overall design and functionality.  We will continue to make investments to our website that will further enhance our customers’ shopping experience as well as establish the framework for our long-term direct-to-consumer strategies. We believe there is significant potential to expand this channel over time.

Marketing and Advertising

We currently focus on organic, viral and in-boutique marketing to increase customer loyalty and build our brand image. By locating our boutiques in prominent, high-traffic locations and by making very limited  use of traditional television and print advertising, we encourage people to ‘discover’ francesca’s®. We believe that many of our customers develop a personal connection with our boutiques and become our ambassadors in the local community by spreading the word about francesca’s®. We also use email communications, our website and, increasingly, social networking sites, such as Facebook, Twitter, Instagram and Pinterest and fashion related blogs to achieve our marketing goals. Our boutique managers are passionate about francesca’s® and contribute to our marketing effort by hosting in-boutique activities, such as fashion shows and private parties.

Distribution

We distribute most of our merchandise from our distribution center (located within our corporate headquarters) in Houston, Texas. Our current facility occupies approximately 218,000 square feet, consisting of approximately 165,000 square feet of warehouse and distribution space, which services our boutiques and direct-to-consumer business, and approximately 53,000 square feet of office space for our corporate headquarters. Our merchandise are received, inspected, managed, stored and distributed through our distribution warehouse, with the exception of less than 2% of our merchandise which are drop-shipped by our vendors directly to our boutiques. The majority of our merchandise are currently pre-ticketed and pre-sorted by our vendors, which allows us to efficiently ship from our distribution center directly to our boutiques, thereby reducing labor costs. Due to the relatively smaller size of our sales area, we are able to ship smaller packages of fresh merchandise five days a week. Hence, we are able to utilize third party shipping vendors to effectively distribute fresh merchandise on a continuous basis, ensuring successful implementation of our broad and shallow merchandising strategy. We believe that our current facility will be sufficient to support our growth plans for several years.

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

In fiscal year 2013, we completed the implementation of a fully integrated enterprise software platform from JDA.  The complete JDA suite consists of a merchandise management system, a merchandise performance analysis application, merchandise allocation system, point-of-sale software and an enterprise planning system.  We expect the JDA system will enhance customer service, improve operational efficiency, enhance management reporting and control and increase synergies between our direct-to-consumer business and our boutiques.  In addition, in fiscal year 2013, we upgraded some of our back-office systems, including our payroll and time management, recruitment tracking and accounting systems.  We will remain diligent in our efforts to continuously improve the functionality and performance of our existing enterprise applications and infrastructure to support the Company’s continued growth.

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

Intellectual Property

We have registered our trademark francesca’s® with the United States Patent and Trademark Office. In addition, we own domain names, including www.francescas.com, and we own unregistered copyright rights in our website content. We believe our trademarks have value, and we diligently protect them against infringement. For instance, we have filed applications to register our trademark internationally. We will also continue to file new applications as appropriate to protect our intellectual property rights.

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

Our Employees

As of February 1, 2014, we had approximately 3,217 total employees. Of our total employees, approximately 202 were based at our corporate headquarters in Houston, Texas, and approximately 3,015 were boutique employees. We had approximately 1,035 full-time employees and approximately 2,182 part-time employees, who are primarily boutique employees. None of our employees are represented by a labor union, and we have had no labor-related work stoppages as of February 1, 2014. Our relationship with our employees is one of the keys to our success, and we believe that relationship is satisfactory.

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

Securities and Exchange Commission Filings

We maintain a website at www.francescas.com.  We provide, free of charge, access to various reports that we file with, or furnish to, the SEC through our website, as soon as reasonably practicable after they have been filed or furnished with the SEC.  These reports include, but not limited to, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports.  The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.

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

We use the term broad and shallow to refer to a diverse merchandise assortment with relatively small inventory of each product. We believe that our strategy to offer our customers a broad and shallow merchandise assortment has contributed significantly to the success of our business. Among other things, we believe that this strategy creates a constant sense of newness and scarcity value, which drives repeat boutique visits and increased sales. In addition, we believe that this strategy helps us reduce markdowns. There can be no assurance that we will be able to continue to adequately stock our boutiques with a sufficiently broad and shallow assortment of merchandise. As we increase order volumes in connection with opening new boutiques and expanding our direct-to-consumer business, it may become increasingly difficult for us to accurately forecast the optimal amount of merchandise to order from our vendors and continue to offer a broad and shallow merchandise assortment at each boutique. If we are unable to offer a broad and shallow merchandise assortment, customers may choose to visit our boutiques less frequently, our brand could be impaired, our market share may decline and our results of operations could deteriorate. Further, any failure to maintain a broad and shallow merchandise assortment could lead to excess inventories which could lead to markdowns and increased promotions, which would result in a decrease in our merchandise margin.

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

         Our expansion plans have us opening new boutiques in or near the areas where we have existing boutiques. To the extent that we open boutiques in markets where we already have existing boutiques, we may experience reduced net sales at those existing boutiques. Also, as we expand into new geographic areas, we will need to successfully identify and satisfy the fashion preferences of customers in those areas. In addition, we will need to address competitive, merchandising, marketing, distribution and other challenges encountered in connection with any expansion and our limited brand recognition in new markets may limit our expansion strategy and cause our business and growth to suffer.  New geographic areas may also have different operational characteristics, including employment and labor, logistics, real estate and legal requirements which may divert financial, operation and managerial resources from our existing operations.

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

In addition, changes in laws affecting our supply chain and portions of the Dodd-Frank Wall Street Reform and Consumer Protection Act relating to conflict minerals, may adversely affect the sourcing, availability and pricing of certain materials which may be used in the manufacture of some of our products.

If we are unable to effectively operate, replace or upgrade any of our existing information technology systems, our operations could be disrupted which could adversely affect our financial results.

The efficient operation of our business is significantly dependent on our information technology systems, including our ability to operate them effectively and successfully implementing new systems and controls.  Any failure of these systems to operate effectively or any difficulty in implementing information technology systems changes could disrupt and adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting, including the implementation of our internal controls over financial reporting, the efficiency of our operations and our ability to properly forecast earnings and cash requirements.  Any resulting disruptions could harm our business, prospects, financial condition and results of operations.

Our current growth plans will place a strain on our existing resources and could cause us to encounter challenges we have not faced before.

As our number of boutiques and our direct-to-consumer sales grow, our operations will become more complex. While we have grown substantially as a company since inception, much of this growth occurred in the last four fiscal years. As we move forward, we expect our growth to bring new challenges that we have not faced before. Among other difficulties that we may encounter, this growth will place a strain on our existing infrastructure, including our distribution facilities, information technology systems, financial controls, real estate and boutique operations staffs, and may make it more difficult for us to adequately forecast expenditures, such as real estate and construction expenses, and budgeting will become more complex. We may also place increased burdens on our vendors, as we will likely increase the size of our merchandise orders. The increased demands that our growth plans will place on our infrastructure may cause us to operate our business less efficiently, which could cause deterioration in the performance of our existing boutiques. New order delivery times could lengthen as a result of the strains that growth will place on our existing resources and our growth may make it otherwise difficult for us to respond quickly to changing trends, consumer preferences and other factors. This could impair our ability to continue to offer trend-right merchandise which could result in excess inventory, greater markdowns, loss of market share and decreased sales.

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

Many of our competitors are, and many of our potential competitors may be, larger and have greater name recognition and access to greater financial, marketing and other resources. Therefore, these competitors may be able to adapt to changes in trends and customer desires more quickly, devote greater resources to the marketing and sale of their products, generate greater brand recognition or adopt more aggressive pricing policies than we can. As a result, we may lose market share, which could reduce our sales and adversely affect our results of operations. Many of our competitors also utilize advertising and marketing media, including advertising through the use of direct mail, newspapers, magazines, billboards, television and radio, which may provide them with greater brand recognition than we have given our very limited use of traditional television and print advertising.

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

Our inability to maintain or increase our comparable sales could adversely impact our net sales, profitability, cash flow and stock price.

In fiscal year 2013, our comparable sales declined as compared to fiscal year 2012 results.  We may not be able to sustain or increase the levels of comparable sales that we have experienced in the recent past. If our future comparable sales continue to decline or fail to meet market expectations, our profitability could be harmed and the price of our common stock could decline. In addition, the aggregate comparable sales levels of our boutiques have fluctuated in the past and can be expected to fluctuate in the future. A variety of factors affect comparable sales, including fashion trends, competition, current national and regional economic conditions, pricing, changes in our merchandise mix, prior period comparable sales levels, inventory shrinkage, the timing and amount of markdowns, the success of our marketing programs, holiday timing and weather conditions. Our planned expansion may cause additional pressure on our comparable sales. These factors may cause our comparable sales results to be materially lower than in recent periods and lower than market expectations, which could harm our business and our earnings and result in a decline in the price of our common stock.

Our inability to maintain our operating margins could adversely affect the price of our common stock.

In fiscal year 2013, our operating margins declined as compared to fiscal year 2012.  We intend to increase our operating margins through scale efficiencies, improved systems, continued cost discipline and enhancements to our merchandise offerings. If we are unable to successfully manage the potential difficulties associated with our growth plans, we may not be able to capture the scale efficiencies that we expect from expansion. If we are not able to capture scale efficiencies, improve our systems, continue our cost discipline and enhance our merchandise offerings, we may not be able to achieve our goals with respect to operating margins. In addition, if we do not adequately refine and improve our various ordering, tracking and allocation systems, we may not be able to increase sales and reduce inventory shrinkage. As a result, our operating margins may stagnate or further decline, which could adversely affect the price of our common stock.

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

We are dependent on shopping malls and other retail centers to attract customers to our boutiques.

Many of our boutiques are located in shopping malls and other retail centers that benefit from the ability of “anchor” retail tenants, generally large department centers, and other attractions, to generate sufficient levels of consumer traffic in the vicinity of our boutiques.  Any decline in the volume of consumer traffic at these shopping centers, whether because of economic slowdown, severe weather, a decline in the popularity of shopping centers, the closing of anchor stores or otherwise, could result in reduced sales at our boutiques and excess inventory.  We may have to respond by increasing markdowns or increasing promotions to reduce excess inventory, which could have a material adverse effect on our margins and operating results.

Our use of traditional advertising channels is very limited and if we fail to adequately continue to connect with our customer base, our business could be adversely affected.

We currently focus on organic, viral and in-boutique marketing to capture the interest of our customers and drive them to our boutiques and website. We limit our use of traditional advertising channels, such as newspapers, magazines, billboards, television and radio, which are used by some of our competitors. We expect to increase our use of social media, such as Facebook and Twitter, in the future. If our marketing efforts are not successful, there may be no immediately available or cost effective alternative marketing channel for us to use to build or maintain brand awareness. As we execute our growth strategy, our ability to successfully integrate new boutiques into their surrounding communities or to expand into new markets will be adversely impacted if we fail to connect with our target customers. Failure to successfully connect with our target customers in new and existing markets could harm our business, results of operations and financial condition.

We depend on our senior management personnel and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.

Our future success is substantially dependent on the continued service of our senior management, particularly Mr. Neill Davis, one of our directors since 2007, our Chief Executive Officer since January 1, 2013 and our President since January 27, 2014.  Mr. Davis has extensive experience both with our company and in our industry and is familiar with our business, systems and processes. The loss of services of one or more of our named executive officers could impair our ability to manage our business effectively and could have an adverse effect on our business, as we may not be able to find suitable individuals to replace them on a timely basis or at all. In addition, any departures of key personnel could be viewed in a negative light by investors and analysts, which could cause our common stock price to decline. We do not maintain key person insurance on any employee.

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

In addition, if we encounter difficulties associated with our distribution facility or if it were to shut down for any reason, including fire, hurricanes or other natural disaster or severe weather, we could face inventory shortages resulting in “out-of-stock” conditions in our boutiques, and delays in shipments to our customers, resulting in significantly higher costs and longer lead times associated with distributing our merchandise. See “-The current geographic concentration of our boutiques creates an exposure to local economies, regional downturns and severe weather or other catastrophic occurrences that may materially adversely affect our financial condition and results of operations” below. Also, most of our computer equipment and senior management, including critical resources dedicated to merchandising, financial and administrative functions are located at our corporate headquarters. Our management and our operations and distribution staff would need to find an alternative location, causing further disruption and expense to our business and operations.

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

We have many important vendor relationships that we believe provide us with a competitive advantage. We do not own or operate any manufacturing facilities. Instead, we purchase our merchandise from third-party vendors. Our top 10 vendor vendors sourced approximately 33% of our merchandise in fiscal year 2013 with no single vendor accounting for more than 6% of our purchases. Our business and financial performance depend in large part on our ability to evaluate merchandise quickly for style and then modify any undesirable designs or to improve the quality, look, and fit of the item. We do not have long-term contracts with any of these vendors and we generally operate without any contractual assurances of continued supply, pricing or access to new products. Rather, we receive and review samples almost daily for fit and fashion evaluation. Any of our vendors could discontinue supplying us with desired products in sufficient quantities for a variety of reasons.

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

While accounting for only 2.6% and 1.5% of our net sales in fiscal years 2013 and 2012, respectively, our direct-to-consumer business is rapidly growing and is an important element of our brand and relationship with our customers. Net sales attributable to our direct-to-consumer business increased 92% and 61% in fiscal years 2013 and 2012, respectively. Further expanding our direct-to-consumer business is an important part of our growth strategy. In addition to changing consumer preferences, shifting traffic patterns and related customer acquisition costs and buying trends in our direct-to-consumer business, we are vulnerable to certain additional risks and uncertainties associated with direct-to-consumer sales, including rapid changes in technology, diversion of sales from our boutiques, credit card fraud, website downtime and other technical failures, security breaches, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities. Our failure to successfully respond to these risks and uncertainties could reduce our direct-to-consumer sales, increase our costs, diminish our growth prospects, and damage our brand, which could negatively impact our results of operations and stock price.

In addition, there is no guarantee that we will be able to further expand our direct-to-consumer business. Many of our competitors already have direct-to-consumer businesses that are substantially larger and more developed than ours, which places us at a competitive disadvantage. Moreover, online shopping has benefitted from technology improving the online shopping experience and, in some cases, has resulted in a shift of consumer spending from brick-and-mortar to online where competition is even greater since “pure play” internet retailers do not have significant occupancy costs and boutique payroll expenses like we do.  If we are unable to further expand our direct-to-consumer business, our growth plans will suffer and the price of our common stock could decline.

System security risk issues, including our failure to protect our customers’ privacy and disruption of our internal operations or information technology systems, could harm our reputation and adversely affect our financial results and stock price.

Experienced computer programmers and hackers, or even internal users, may be able to penetrate or create systems disruptions or cause shutdowns of our network security or that of third-party companies with which we have contracted to provide services. We generally collect and store customer information for marketing purposes and any compromise of customer information could subject us to customer or government litigation and harm our reputation, which could adversely affect our business and growth. Moreover, we could incur significant expenses or disruptions of our operations in connection with system failures or data breaches. An increasing number of websites and retailers, including several large internet companies and retailers, have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their sites. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, sophisticated hardware and operating system software and applications that we buy or license from third-parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the security and operation of the systems. The costs to us to eliminate or alleviate security problems, viruses and bugs, or any problems associated with the outsourced services provided to us, could be significant, and efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution or other critical functions.

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

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could materially adversely impact our business.

There has been a marked increase in the use of social media platforms, including weblogs (blogs), social media websites (such as Facebook, Twitter and Instagram), and other forms of internet-based communications which allow individuals access to a broad audience of consumers and other interested persons.  Many social media platforms immediately publish the content to their subscribers and participants posts, often without filters or checks on accuracy of the content posted.  The dissemination of information online could harm our business, prospects, financial condition and results of operations, regardless of the information’s accuracy.  The harm may be immediate without affording us an opportunity for redress or correction.

Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about our business, fraud and out-of-date information.  The inappropriate use of social media by our customers or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

The current geographic concentration of our boutiques creates an exposure to local economies, regional downturns and severe weather or other catastrophic occurrences that may materially adversely affect our financial condition and results of operations.

We operated 45 boutiques in California as of February 1, 2014, making California our largest market, representing approximately 10% of our total boutiques. We also have boutique concentration in Texas, Florida and the Northeast region, operating 43 boutiques, 29 boutiques and 91 boutiques in these regions, respectively, as of February 1, 2014. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our sales and profitability. These factors include, among other things, changes in demographics and population and severe weather or natural disasters.

Further, our corporate headquarters and only distribution center are currently located at a single facility in Houston, Texas. Our single distribution center receives, stores and distributes merchandise to all of our boutiques and fulfills all sales for our direct-to-consumer business. Most of our computer equipment and senior management, including critical resources dedicated to merchandising and financial and administrative functions, are located at our corporate headquarters. As described elsewhere in the risk factors in this report, we do not have adequate disaster recovery systems and plans at our corporate headquarters and distribution facility. As a result, our business may be more susceptible to regional natural disasters, severe weather and catastrophes than the operations of more geographically diversified competitors. See “-We have one corporate headquarters and distribution facility and have not yet implemented disaster recovery procedures. Disruptions to the operations at that location could have an adverse effect on our business operations” above.

In addition, a substantial number of our boutiques are located in the northeastern and southeastern United States. These regions of the United States, Texas and other states along the Gulf Coast, in particular, are prone to severe weather conditions. For example, hurricanes have passed through these regions and caused extensive damage. Adverse weather conditions impacting these regions of the United States generally could harm our business, results of operations and financial condition.  Severe weather can also result in weather-related supply disruptions, which could impact our ability to supply boutiques.  In addition, weather conditions can affect our net sales because inclement weather may discourage travel or require temporary boutique closures, thereby reducing customer traffic.  Unseasonably warmer weather during typically colder months or unreasonably colder weather during typically warmer months can also affect the seasonal composition and demand for our merchandise, which could harm our business, results of operations and financial condition.

All of our boutique locations expose us to additional diverse risks, given that natural disasters or other unanticipated catastrophes, such as telecommunications failures, cyber-attacks, fires or terrorist attacks, can occur anywhere and could cause disruptions in our operations. Extensive or multiple disruptions in our operations, whether at our boutiques or our corporate headquarters and distribution center, due to natural disasters, severe weather or other catastrophes could have an adverse effect on our business, results of operations and stock price.

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

Our revolving credit facility contains, and any additional debt financing we may incur would likely contain, covenants that restrict our operations, including limitations on our ability to incur additional debt, grant liens,  make certain investments, acquisitions loans and advances, sell assets, pay dividends or make distributions or other restricted payments, prepay other indebtedness, engage in mergers or consolidations, change the business conducted by Francesca’s Collections and its subsidiaries, engage in certain  transactions with affiliates, enter into agreements that restrict dividends from subsidiaries or amend certain charter documents and material agreements governing subordinated and junior indebtedness. A failure by us to comply with the covenants or financial ratios contained in our revolving credit facility or any additional debt financing we may incur could result in an event of default, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies. If the indebtedness under our revolving credit facility or any additional debt financing we may incur were to be accelerated, our future financial condition could be materially adversely affected.

We are involved on an ongoing basis in litigation arising in the ordinary course of business or otherwise that could distract management from our business activities and result in significant liability or damage to our brand.

As a growing company with expanding operations, we increasingly face the risk of litigation and other claims against us. We are involved on an ongoing basis in litigation arising in the ordinary course of our business or otherwise, which may include class actions involving consumers, shareholders or employees, and claims relating to employees, commercial disputes, landlord-tenant disputes, intellectual property issues, product-oriented allegations and slip and fall claims. These actions and claims can raise complex factual and legal issues that are subject to risks and uncertainties and could require significant management time. Litigation and other actions and claims against us could result in unexpected expenses and liabilities, which could materially adversely affect our operations and our reputation.

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

We currently purchase all of our inventory from domestic vendors, who source our merchandise both domestically and internationally. In fiscal years 2013 and 2012, we believe most of the merchandise sourced by our vendors was produced outside the United States. These vendors, to the extent they obtain merchandise from outside of the United States, are subject to trade restrictions, including tariffs, safeguards or quotas, changes to which could increase the cost or reduce the supply of merchandise available to us. Under the World Trade Organization Agreement, effective January 1, 2005, the United States and other World Trade Organization member countries removed quotas on goods from World Trade Organization members, which in certain instances we believe afford our vendors greater flexibility in importing textile and apparel products from World Trade Organization countries from which they source our merchandise. However, as the removal of quotas resulted in an import surge from China, the United States imposed safeguard quotas on a number of categories of goods and apparel from China, and may impose additional quotas in the future. These and other trade restrictions could have a significant impact on our vendors’ sourcing patterns in the future. The extent of this impact, if any, and the possible effect on our purchasing patterns and costs, cannot be determined at this time. We cannot predict whether any of the countries in which our vendors’ merchandise is currently manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States or foreign governments, nor can we predict the likelihood, type or effect of any restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against items we offer in our boutiques, as well as United States or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of merchandise to our vendors, and we would expect the costs to be passed along in increased prices to us, which could hurt our profitability.

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

From time to time, legislative proposals are made to increase the federal minimum wage in the United States, as well as the minimum wage in a number of individual states and municipalities.  Legislation to increase the minimum wage is currently pending or being contemplated in some states in which we operate. Base wage rates for many of our employees are at or slightly above the minimum wage. As federal or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly employees as well. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition and results of operations.

Anti-takeover provisions of Delaware law and our certificate of incorporation and bylaws could delay and discourage takeover attempts that stockholders may consider to be favorable.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that make it difficult for our stockholders to change the composition of our board of directors, preventing them from changing the composition of management. In addition, the same provisions may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable. These provisions, among other things:

•	establish a staggered, or classified, board of directors so that not all members of our board of directors are elected at one time;

•	prohibit cumulative voting in the election of directors;

•	authorize the issuance by our board of directors of “blank check” preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super-majority voting, special approval, dividend or other rights or preferences superior to the rights of the holders of common stock;

•	limit the persons who may call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders; and

•	establish advance notice requirements for stockholder nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

These anti-takeover provisions and other provisions under Delaware law could substantially impede the ability of our common stockholders to benefit from a change in control and, as a result, could materially adversely affect the market price of our common stock and your ability to realize any potential change-in-control premium.

Since our IPO, our costs to comply with changing regulations applicable to public companies have increased significantly and our management is required to devote substantial time in complying with these public company regulations.

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

As of February 1, 2014, we had 451 boutiques in 45 states and the District of Columbia and had executed leases for 74 new boutiques we plan to open in fiscal year 2014. In total we have approximately 613,000 gross square feet across all of our boutiques. Our boutiques are leased from third parties with lease terms of five to ten years and many of our lease agreements have additional five-year renewal options. A majority of our leases have early termination clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods or if a shopping center does not meet specified occupancy standards. In addition to fixed minimum lease payments, most of our boutique leases provide for additional rental payments based on a percentage of sales if sales at the respective boutiques exceed specified levels. In addition, a majority of our leases also provide for additional payments associated with common area maintenance, real estate taxes and insurance. In addition, many of our lease agreements have defined escalating rent provisions over the initial term and extensions.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings involving us, please refer to Note 9 to our audited consolidated financial statements included in “Financial Statements and Supplementary Data” in Item 8 of this Annual Report, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market under the symbol “FRAN.” As of March 14, 2014, there were approximately 73 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations or other entities identified in security position listing maintained by depositories.

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the NASDAQ Global Select Market:

	High	Low
Fiscal Year 2013
First Quarter (February 3, 2013 to May 4, 2013)	$30.98	$24.02
Second Quarter (May 5, 2013 to August 3, 2013)	$32.43	$24.43
Third Quarter (August 4, 2013 to November 2, 2013)	$25.99	$16.40
Fourth Quarter (November 3, 2013 to February 1, 2014)	$22.60	$15.62

Fiscal Year 2012
First Quarter (January 29, 2012 to April 28, 2012)	$33.93	$21.84
Second Quarter (April 29, 2012 to July 28, 2012)	$32.59	$20.93
Third Quarter (July 29, 2012 to October 27, 2012)	$37.09	$27.80
Fourth Quarter (October 28, 2012 to February 2, 2013)	$30.47	$22.31

Dividend Policy

We did not declare or pay any dividends on our common stock during fiscal years 2013 and 2012. We presently do not have plans to pay any cash dividends in the near future.  Any future determination to pay dividends will be at the discretion of our Board, subject to compliance with applicable law and any contractual provisions, including under agreements for indebtedness we may incur, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our Board deems relevant. Because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under future indebtedness we may incur.  For information regarding restrictions on the payment of dividends imposed by the Second Amended and Restated Credit Agreement, See Note 5 to our audited consolidated financial statements included in “Financial Statements and Supplementary Data” in Item 8 of this Annual Report, which is incorporated herein by reference.

Performance Graph

The following graph compares the yearly percentage change in the cumulative stockholder return on our common stock with the cumulative total return for the NASDAQ Global Select Market Index and the NASDAQ Retail Trade Index. The graph assumes $100 was invested at the close of market on July 22, 2011, the date of our IPO, in the stock of Francesca’s Holdings Corporation, the NASDAQ Global Stock Market, and the NASDAQ Retail Trade Stocks. It also assumes that all dividends are reinvested.

	July 22, 2011	January 28, 2012	February 2, 2013	February 1, 2014

Francesca's Holdings Corporation	$100.00	$133.71	$168.53	$111.76
NASDAQ Global Select Market Index	$100.00	$98.89	$111.61	$143.64
NASDAQ Retail Trade Index	$100.00	$107.63	$127.32	$140.47

The foregoing graph is based on historical data and is not necessarily indicative of future performance.

The foregoing performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any filing of Francesca’s Holdings Corporation under the Securities Act of 1933, as amended, or the Exchange Act.

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

Purchases of Equity Securities by the Issuer

The following table provides information about the Company’s share repurchase activity during the thirteen weeks ended February 1, 2014.

Period (1)	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of a publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs

November 3, 2013 – November 30, 2013	284,900	$19.10	284,900	$57,694,104
December 1, 2013 – January 4, 2014	382,600	17.78	382,600	$50,895,448
January 5, 2014 – February 1, 2014	285,000	20.00	285,000	$45,199,804

Total	952,500	$18.84	952,500

(1)	Periodic information is presented by reference to our fiscal monthly periods during the fourth quarter of fiscal year 2013.

(1)	Average price paid per share includes brokers’ commission.

(3)	On September 3, 2013, the Company's Board of Directors authorized a $100 million share repurchase program commencing on the same date. This authorization has no expiration date. Under the repurchase program, purchases can be made from time to time through open market purchases, in privately negotiated transactions, under a Rule 10b5-1 plans or through other available means. The specific timing and amount of repurchases is dependent on market conditions, securities law limitations and other factors.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data for each of the years ended February 1, 2014, February 2, 2013, and January 28, 2012 and the selected consolidated balance sheet data as of February 1, 2014 and February 2, 2013 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the year ended January 29, 2011 and January 30, 2010 and the consolidated balance sheet data as of January 28, 2012, January 29, 2011 and January 30, 2010 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

We operate on a fiscal calendar which, in a given fiscal year, consists of a 52- or 53-week period ending on the Saturday closest to January 31st. The reporting periods contained in our audited consolidated financial statements included in this report contain 52 of weeks of operation in fiscal year 2013, which ended on February 1, 2014, 53 weeks of operations in fiscal year 2012, which ended on February 2, 2013, and 52 weeks of operations in fiscal year 2011, which ended January 28, 2012. Our fiscal years 2010 and 2009 each included 52 weeks of operations which ended on January 29, 2011 and January 30, 2010, respectively. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read the selected consolidated financial and operating data for the periods presented in conjunction with “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes, which are included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	February 1,	February 2,	January 28,	January 29,	January 30,
	2014	2013	2012	2011	2010
	(in thousands, except per share data and percentages)

Consolidated Statements of Operations

Net sales	$340,325	$296,373	$204,158	$135,176	$79,367
Cost of goods sold and occupancy costs	164,260	137,873	97,365	65,008	37,244
Gross profit	176,065	158,500	106,793	70,168	42,123
Selling, general, and administrative expense	101,795	80,560	63,262	40,525	24,641
Income from operations	74,270	77,940	43,531	29,643	17,482
Interest income (expense)	(588)	(672)	(4,868)	(1,633)	2
Loss on early extinguishment of debt	-	-	(1,591)	-	-
Other income (expense)	208	230	284	(2)	38
Income before income tax expense	73,890	77,498	37,356	28,008	17,522
Income tax expense	29,051	30,437	14,855	11,113	6,918
Net income	44,839	47,061	22,501	16,895	10,604
Increase in redemption value of convertible redeemable preferred stock	-	-	-	-	(60,271)
Convertible redeemable preferred stock accrued dividends	-	-	-	-	(2,022)
Net income (loss) available to common stockholders	$44,839	$47,061	$22,501	$16,895	$(51,689)

Basic earnings (loss) per common share (1)	$1.03	$1.08	$0.53	$0.43	$(1.99)
Diluted earnings (loss) per common share (1)	$1.02	$1.05	$0.52	$0.41	$(1.99)
Dividends declared per common share	-	-	-	$2.39	-

Weighted average shares outstanding:
Basic shares	43,372	43,744	42,087	39,385	26,000
Diluted shares	44,123	44,807	42,948	40,907	26,000

Consolidated Balance Sheet and Operating Data

Total current assets(2)	$82,425	$59,685	$36,319	$31,851	$22,318
Total assets(2)	150,545	113,174	72,590	59,253	31,218
Long-term debt	25,000	-	22,000	87,875	-
Total liabilities(2)	72,478	41,117	55,687	114,721	8,242
Convertible redeemable preferred stock-series A	-	-	-	-	85,854
Total stockholders’ equity (deficit)	$78,067	$72,057	$16,902	$(55,468)	$(62,878)

Operating data:

Comparable sales change for period (3)(4)	(2)%	16%	11%	16%	10%
Number of boutiques open at end of period (not in thousands)	451	360	283	207	147
Net sales per average square foot for period (not in thousands) (5)	$592	$632	$554	$508	$429
Average square feet per boutique at the end of the period (not in thousands) (6)	1,359	1,385	1,409	1,428	1,428
Total gross square feet at end of period	613	499	399	296	210

(1)	Please see Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of per share calculations.

(2)	Certain amounts have been reclassified to facilitate comparability with the current year presentation. The reclassifications did not impact the Company’s results of operations in any of the periods presented.
(3)	A boutique is included in comparable sales on the first day of the fifteenth full month following the boutique’s opening. When a boutique that is included in comparable sales is relocated, we continue to consider sales from that boutique to be comparable sales. If a boutique is closed for thirty days or longer for a remodel or as a result of weather damage, fire or the like, we no longer consider sales from that boutique to be comparable sales. Beginning in the first quarter of fiscal year 2013, comparable sales results include our direct-to-consumer sales. To facilitate comparability with the prior year period, prior year comparable sales change was recalculated and now includes direct-to-consumer sales results.
(4)	Fiscal year 2012 was a 53-week year. In calculating comparable sales change for fiscal year 2013, comparable sales for the period February 3, 2013 through February 1, 2014 were compared against comparable sales for the period February 5, 2012 through February 2, 2013. In calculating comparable sales change for fiscal year 2012, comparable sales in the 53rd week of fiscal year 2012 were excluded.
(5)	Net sales per average square foot for the period is calculated by dividing net sales for the period by the average square feet during the period. Because of our rapid growth, for purposes of providing a net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. Average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average total square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.
(6)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.

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

We operate on a fiscal calendar which, in a given fiscal year, consists of a 52- or 53-week period ending on the Saturday closest to January 31st. The reporting periods contained in our audited consolidated financial statements included in this report contain 52 weeks of operations in fiscal year 2013, which ended on February 1, 2014, 53 weeks of operation in fiscal year 2012, which ended on February 2, 2013, and 52 weeks of operations in fiscal year 2011, which ended January 28, 2012. Our fiscal years 2010 and 2009 each included 52 weeks of operations, which ended on January 29, 2011 and January 30, 2010, respectively. Historical results are not necessarily indicative of the results to be expected for any future period.

Overview

Our company was founded in 1999. We believe francesca’s® is currently one of the fastest growing specialty retailers in the United States. Our strong growth and operating results reflect the initiatives taken by our management team which include accelerating the rate of new boutique openings, and further investing in our distribution capability and in our internet site and direct-to-consumer capability, as well as the acceptance of our brand and merchandise as we have expanded into additional regions of the United States. We also continue to strengthen our capital and liquidity positions by generating positive cash flows from operations and maintaining appropriate debt levels.

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales, comparable sales, cost of goods sold and occupancy costs, selling, general and administrative expenses and income from operations. We believe that through the strength of our business model and our disciplined operating philosophy, we have achieved strong financial performance:

•	Between fiscal year 2011 and 2013 our net sales increased from $204.2 million to $340.3 million, representing a compound annual growth rate of approximately 29%.

•	Our comparable sales (see footnotes 3 and 4 to the table under “Selected Financial Data” in Item 6 of this Annual Report) decreased by 2% in fiscal year 2013 after a 16% increase in fiscal year 2012 and an 11% increase in fiscal year 2011.

•	Between fiscal year 2011 and 2013 our direct-to-consumer sales increased from $2.8 million to $8.8 million, representing a compound annual growth rate of approximately 76%.

•	Between the end of fiscal year 2011 and 2013 our boutique count increased from 283 to 451.

•	Between fiscal year 2011 and 2013 our income from operations increased from $43.5 million to $74.3 million, representing a compound annual growth rate of approximately 31%.

Since the beginning of fiscal year 2013, we have increased our boutique base from 360 boutiques to 451 boutiques as of February 1, 2014. We expect to continue our strong growth in the future. We believe there is a significant opportunity to grow our boutique base to approximately 900 boutiques over the next six to seven years. We plan to open approximately 85 new boutiques in fiscal year 2014.

We continue to invest capital to build the corporate and distribution infrastructure necessary to support our growth. We also continue to invest in our systems infrastructure, including implementation of fully integrated enterprise software platform from JDA which we completed in fiscal year 2013 and enhancements to our direct-to-consumer website and other software applications. We will remain diligent in our efforts to continuously improve the functionality and performance of our existing enterprise applications and infrastructure to support the Company’s continued growth.

Results of Operations

Fiscal Year 2013 Compared to Fiscal Year 2012

	Fiscal Year Ended
	February 1, 2014		February 2, 2013		Variance
		As a %		As a %
		of Net		of Net			Basis
	In Dollars	Sales (1)	In Dollars	Sales (1)	In Dollars	%	Points
	(in thousands, except percentages)
Net sales	$340,325	100.0%	$296,373	100.0%	$43,952	15%	0
Cost of goods sold and occupancy costs	164,260	48.3%	137,873	46.5%	26,387	19%	170
Gross profit	176,065	51.7%	158,500	53.5%	17,565	11%	(170)
Selling, general and administrative expenses	101,795	29.9%	80,560	27.2%	21,235	26%	270
Income from operations	74,270	21.8%	77,940	26.3%	(3,670)	(5)%	(450)
Interest income (expense)	(588)	(0.2)%	(672)	(0.2)%	84	(13)%	10
Other income (expense)	208	0.1%	230	0.1%	(22)	(10)%	0
Income before income tax expense	73,890	21.7%	77,498	26.1%	(3,608)	(5)%	(440)
Income tax expense	29,051	8.5%	30,437	10.3%	(1,386)	(5)%	(170)
Net income	$44,839	13.2%	$47,061	15.9%	$(2,222)	(5)%	(270)

(1)	Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales increased 15%, or $44.0 million, to $340.3 million in fiscal year 2013 compared to $296.4 million in fiscal year 2012. This increase is attributable to the increase in non-comparable sales driven by 91 new boutiques opened in fiscal year 2013. This change was partially offset by a 2% decrease in comparable sales due to lower comparable boutique transactions in fiscal year 2013 as compared to the prior year period. Our direct-to-consumer sales increased 92%, or $4.2 million, to $8.8 million in fiscal year 2013 from $4.6 million in fiscal year 2012 and contributed a 200 basis points increase to the comparable sales change. There were 359 comparable boutiques and 92 non-comparable boutiques open at February 1, 2014 compared to 283 and 77, respectively, at February 2, 2013.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 19%, or $26.4 million, to $164.3 million in fiscal year 2013 compared to $137.9 million in fiscal year 2012. Cost of merchandise and freight expenses increased by $16.9 million primarily driven by the increased sales volume. Occupancy costs increased by $9.5 million principally due to the increase in the number of boutiques in operation during fiscal year 2013 as compared to fiscal year 2012. As a percentage of net sales, cost of goods sold and occupancy costs increased to 48.3% in fiscal year 2013 from 46.5% in fiscal year 2012. This unfavorable variance was due to 100 basis points of deleveraging of fixed occupancy costs as well as 70 basis points of lower merchandise margins. The decrease in merchandise margin was due to increased level of markdowns and promotions offered in a more competitive retail environment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 26%, or $21.2 million, to $101.8 million in fiscal year 2013 compared to $80.6 million in fiscal year 2012. This increase was primarily due to higher boutique and corporate payroll associated with the expansion of our field leadership structure and those needed to support the increasing boutique base and sales growth. As a percentage of net sales, selling, general and administrative expenses increased to 29.9% in fiscal year 2013 from 27.2% in fiscal year 2012 due to the increased boutique and corporate payroll as well as deleveraging of fixed expenses.

Income Tax Expense

Income tax expense decreased to $29.1 million in fiscal year 2013 compared to $30.4 million in fiscal year 2012 due to a decrease in taxable income. Our effective tax rate was 39.3% in each of the fiscal years 2013 and 2012.

Fiscal Year 2012 Compared to Fiscal Year 2011

	Fiscal Year Ended
	February 2, 2013		January 28, 2012		Variance
		As a %		As a %
		of Net		of Net			Basis
	In Dollars	Sales (1)	In Dollars	Sales (1)	In Dollars	%	Points
	(in thousands, except percentages)
Net sales	$296,373	100.0%	$204,158	100.0%	$92,215	45%	0
Cost of goods sold and occupancy costs	137,873	46.5%	97,365	47.7%	40,508	42%	(120)
Gross profit	158,500	53.5%	106,793	52.3%	51,707	48%	120
Selling, general and administrative expenses	80,560	27.2%	63,262	31.0%	17,298	27%	380
Income from operations	77,940	26.3%	43,531	21.3%	34,409	79%	500
Interest income (expense)	(672)	(0.2)%	(4,868)	(2.4)%	4,196	(86)%	220
Loss on early extinguishment of debt	-	0.0%	(1,591)	(0.8)%	1,591	(100)%	80
Other income (expense)	230	0.1%	284	0.1%	(54)	(19)%	(10)
Income before income tax expense	77,498	26.1%	37,356	18.3%	40,142	108%	780
Income tax expense	30,437	10.3%	14,855	7.3%	15,582	105%	300
Net income	$47,061	15.9%	$22,501	11.0%	$24,560	109%	490

(1)	Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales increased 45%, or $92.2 million, to $296.4 million in fiscal year 2012 compared to $204.2 million in fiscal year 2011. This increase is attributable to a $59.1 million increase in non-comparable sales which in turn is due to the increase in the number of boutiques in operation in fiscal year 2012 as compared to fiscal year 2011. In addition, the 53rd week in fiscal year 2012 contributed $3.9 million of sales. Our comparable sales increased 16%, or $29.2 million, including an increase of $1.7 million in our direct-to-consumer sales, driven by higher comparable transactions. There were 283 comparable boutiques and 77 non-comparable boutiques open at February 2, 2013 compared to 202 and 81, respectively, at January 28, 2012.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 42%, or $40.5 million, to $137.9 million in fiscal year 2012 compared to $97.4 million in fiscal year 2011. Cost of merchandise and freight expenses increased by $28.9 million primarily driven by the increased sales volume. Occupancy costs increased by $10.4 million principally due to the increase in the number of boutiques in operation during fiscal year 2012 as compared to fiscal year 2011. Allowance for shrinkage increased by $1.2 million primarily due to increased sales and inventory levels. As a percentage of net sales, cost of goods sold and occupancy costs decreased to 46.5% in fiscal year 2012 from 47.7% in fiscal year 2011. This decrease was attributable to leveraging of occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 27%, or $17.3 million, to $80.6 million in fiscal year 2012 compared to $63.3 million in fiscal year 2011. Selling expenses increased by $12.8 million due to the increase in the number of boutiques in operation in fiscal year 2012 as compared to fiscal year 2011. General and administrative expenses increased $4.4 million due to the cost of adding corporate office and distribution employees to support the larger boutique base and increased net sales as well as an increase in freight expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 27.2% in fiscal year 2012 from 31.0% in fiscal year 2011. This favorable variance was due, in part, to a $2.3 million (or 1.0% of net sales) charge associated with the accelerated vesting of certain options in connection with our IPO recognized in fiscal year 2011. The remaining change was due to improved leverage as the increase in net sales outpaced the increase in fixed expenses.

Interest Expense

Interest expense decreased by 86% to $0.7 million in fiscal year 2012 from $4.9 million in fiscal year 2011 due to lower average outstanding balance on our revolving credit facilities in fiscal year 2012 as compared to the same period of the prior year.

Income Tax Expense

Income tax expense increased to $30.4 million in fiscal year 2012 compared to $14.9 million in fiscal year 2011 due to the increase in taxable income. Our effective tax rate decreased to 39.3% in fiscal year 2012 from 39.8% in fiscal year 2011.

Sales by Merchandise Category

The following table presents merchandise by category, in dollars and as a percentage of total sales, for the periods indicated.
	Fiscal Year Ended
	February 1, 2014		February 2, 2013		January 28, 2012
		As a %		As a %		As a %
	In	of Net	In	of Net	In	of Net
	Dollars	Sales	Dollars	Sales	Dollars	Sales
	(in thousands, except percentages)
Apparel	$163,946	48.3%	$145,935	49.2%	$104,666	51.3%
Jewelry	81,186	23.9%	68,039	23.0%	41,802	20.5%
Accessories	56,516	16.6%	45,825	15.5%	32,084	15.7%
Gifts	37,875	11.2%	36,602	12.3%	25,602	12.5%
Merchandise sales(1)	339,523	100.0%	296,401	100.0%	204,154	100.0%
(1)	Excludes gift card breakage income, shipping and change in return reserve.

 Seasonality

Our business is mildly seasonal in nature and demand is generally the highest in the fourth fiscal quarter due to the year-end holiday season and lowest in the first fiscal quarter. In addition, to prepare for these periods, we must order and keep in stock more merchandise than we carry during other parts of the year. We expect inventory levels, along with an increase in accounts payable and accrued expenses, generally to reach their highest levels in the fourth fiscal quarter in anticipation of the increased net sales during this period. As a result of this seasonality and generally because of variation in consumer spending habits, we experience fluctuations in net sales and working capital requirements during the year.

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

We were in compliance with all covenants under our revolving credit facility as of February 1, 2014. At February 1, 2014, we had $37.5 million of cash and cash equivalents and $50.0 million in borrowing availability under our revolving credit facility. There were no letters of credit outstanding at February 1, 2014.

We expect that our cash flow from operations along with borrowings under our revolving credit facility and tenant allowances for new boutiques will be sufficient to fund capital expenditures, our working capital requirements and our principal and interest requirements under our revolving credit facility for at least the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table.

	Fiscal Year Ended
	February 1,	February 2,	January 28,
	2014	2013	2012
	(in thousands)
Provided by operating activities	$50,142	$56,999	$46,471
Used in investing activities	(24,535)	(23,663)	(16,858)
Used in financing activities	(17,986)	(17,505)	(28,083)
Net increase in cash and cash equivalents	$7,621	$15,831	$1,530

Operating Activities

Net cash provided by operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords. Net cash provided by operating activities was $50.1 million, $57.0 million and $46.5 million in fiscal years 2013, 2012 and 2011, respectively. Cash provided by operating activities decreased $6.9 million in fiscal year 2013 as compared to fiscal year 2012 primarily due to lower net income and tenant allowances received as well as increases in income taxes receivable and inventories. Inventories increased due the increase in number of boutique in operations in fiscal year 2013 as compared to the prior year period and carryover clearance inventory from the fourth quarter. This change was partially offset by an increase in non-cash items, primarily depreciation, as well as increases in gift card liability and accounts payable due to the increase in the number of boutiques in operation in fiscal year 2013 as compared to fiscal year 2012.  Additionally, accounts payable increased in connection with build-outs for boutiques that will open in fiscal year 2014.  Cash provided by operating activities increased $10.5 million in fiscal year 2012 as compared to fiscal year 2011 primarily due to higher net income, as adjusted for non-cash items.  This change was partially offset by an increase in inventories and prepaid expenses as well as a decrease in accounts payable.  The decrease in accounts payable was due to lower accrued legal fees and follow-on offering costs while the increase in inventories and prepaid expenses was due to the increase in the number of boutiques in fiscal year 2012 as compared to fiscal year 2011.

Investing Activities

Net cash used in investing activities consist primarily of capital expenditures for new boutiques, improvements to existing boutiques, as well as investment in information technology and our distribution facility.

	For the Fiscal Year Ended
	February 1,	February 2,	January 28,
	2014	2013	2012
	(in thousands)
Capital expenditures for:
New boutiques	$17,453	$15,692	$13,267
Existing boutiques	2,407	1,263	748
Technology	3,563	1,838	2,630
Corporate and distribution	1,210	4,870	249
Proceeds from sale of property and equipment	(98)	-	(36)
Net cash used in investing activities	$24,535	$23,663	$16,858

Our total capital expenditures for fiscal years 2013, 2012 and 2011 were $24.6 million, $23.7 million and $16.9 million, respectively, with new boutiques accounting for most of our spending at $17.5 million, $15.7 million and $13.3 million over the same period, respectively. Spending for new boutiques included amounts associated with boutiques that will open in the subsequent fiscal year. The company opened 91 boutiques in fiscal year 2013, 77 boutiques in fiscal year 2012 and 76 boutiques in fiscal year 2011. The average cost of the leasehold improvements, furniture and fixtures, excluding tenant allowances, for new boutiques opened in fiscal year 2013, 2012 and 2011 were $175,000, $186,000 and $180,000, respectively. While the average cost of opening new boutiques declined in fiscal year 2013 compared to fiscal year 2012, we expect the costs of opening new boutiques to increase in future years.  However, we expect that any such increase will not be material and should not adversely impact our expansion plans or pay back and return on net investments.  The average tenant allowance per new boutique were $68,000, $92,000 and $81,000 in fiscal years 2013, 2012 and 2011, respectively while total cash inflows from tenant allowances totaled $6.0 million, $7.5 million and $7.8 million over the same period. The decrease in average tenant allowance in fiscal year 2013 was principally due to opening more boutiques in non-mall locations as compared to prior years.  Tenant allowances are amortized as a reduction in rent expense over the term of the lease. The average collection period for these allowances is approximately six months after boutique opening. As a result, we fund the cost of new boutiques with cash flow from operations, build-out allowances from our landlords, or borrowings under our revolving credit facility. The remaining capital expenditures of $7.2 million in fiscal year 2013 were primarily spent on the re-launch of our direct-to-consumer website, implementation of an enterprise planning software and remodeling of our existing boutiques.  In fiscal year 2012, the remaining $8.0 million of capital expenditures were primarily used on the new corporate office build out and our technology initiatives while $3.6 million in fiscal year 2011 were primarily used for investments in information technology, our corporate offices and for distribution facility enhancements.

Management anticipates that capital expenditures in fiscal year 2014 will be approximately $25.0 million to $27.0 million, including approximately $17.0 million to $19.0 million in connection with new boutique openings. The remaining capital expenditures are expected to be used for investments in our existing boutiques, technology initiatives and corporate headquarters and distribution center enhancements.

We expect that our cash flow from operations along with borrowings under our revolving credit facility and tenant allowances for new boutiques will be sufficient to fund capital expenditures for new boutiques, our technology initiatives and improvements to our corporate offices and distribution facility for at least the next twelve months.

Financing Activities

Cash flows used in financing activities consist principally of borrowings and payments under our revolving credit facilities as well as proceeds from the exercise of stock options and the related tax consequence.

Net cash used in financing activities in fiscal year 2013 was $18.0 million.  This consisted of cash outflows from repurchases of our common stock amounting to $54.9 million and $0.4 million payment of debt issuance costs offset by $25.0 million proceeds from borrowings under our revolving credit facility and $12.3 million proceeds from the exercise of stock options and the related tax consequence.  Net cash used in financing activities in fiscal year 2012 of $17.5 million consisted of $22.0 million repayment of borrowings under our revolving credit facility offset by $4.5 million proceeds from stock option exercises and the related tax benefit. Net cash used in financing activities in fiscal year 2011 of $28.1 million consisted of $112.8 million repayment of borrowings under our credit facilities and $1.5 million payment of debt issuance costs offset by $44.2 million proceeds from our initial public offering, $41.0 million proceeds from borrowings under our revolving credit facility and $1.0 million proceeds from stock option exercises and related tax benefit.

Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc. (“Francesca’s Collections”), as borrower, and its parent company, Francesca’s LLC (the “Parent”), a wholly-owned subsidiary of Francesca’s Holdings Corporation, entered into a Second Amended and Restated Credit Agreement (“Second Amended and Restated Credit Agreement”) with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto, which amends and restates the existing Amended and Restated Credit Agreement, dated as of July 27, 2011, by and among Francesca’s Collections, the Parent, Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto, as amended by Amendment No. 1 to the Amended and Restated Credit Agreement, dated February 7, 2013.

The Second Amended and Restated Credit Agreement provides an aggregate amount of $75.0 million in credit facility (including up to $10.0 million for letters of credit) and matures on August 30, 2018. The Second Amended and Restated Credit Agreement also contains an increase option permitting Francesca’s Collections, subject to certain requirements, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event Francesca’s Collections has certain indebtedness outstanding.  At February 1, 2014, there was $25.0 million outstanding under the Second Amended and Restated Credit Agreement.

All obligations under the Second Amended and Restated Credit Agreement are unconditionally guaranteed by, subject to certain exceptions, the Parent and each of Francesca’s Collections’ existing and future direct and indirect wholly-owned domestic subsidiaries.  There are currently no subsidiary guarantors for the Second Amended and Restated Credit Agreement because Francesca’s Collections does not currently have any subsidiaries. All obligations under the Second Amended and Restated Credit Agreement, and the guarantees of those obligations (as well as cash management obligations and any interest rate hedging or other swap agreements), are secured by substantially all of Francesca’s Collections’ assets as well as the assets of any subsidiary guarantor.

The borrowings under the Second Amended and Restated Credit Agreement bear interest at a rate equal to an applicable margin plus, at the option of Francesca’s Collections, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate of Royal Bank of Canada, (2) the federal funds rate plus 1/2 of 1%, and (3) the LIBOR for an interest period of one month plus 1.00%, or (b) in the case of LIBOR borrowings, a rate equal to the LIBOR for the interest period relevant to such borrowing.  The applicable margin for borrowings under the Second Amended and Restated Credit Agreement ranges from 0.75% to 1.25% with respect to base rate borrowings and from 1.75% to 2.25% with respect to LIBOR borrowings, in each case based upon the achievement of specified levels of a ratio of consolidated total debt to consolidated EBITDA.  In addition, the Borrower is required to pay a commitment fee on the unused portion of the revolver at a rate ranging from 0.25% to 0.38%.   During fiscal year 2013, amounts outstanding under the Second Amended and Restated Credit Agreement accrued interest at an average rate of 2.1%.

The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including limitations on the ability of Francesca’s Collections and its subsidiaries to (i) incur additional debt; (ii) create liens; (iii) make certain investments, acquisitions, loans and advances; (iv) sell assets; (v) pay dividends or make distributions or make other restricted payments; (vi) prepay other indebtedness; (vii) engage in mergers or consolidations; (viii) change the business conducted by Francesca’s Collections and its subsidiaries; (ix) engage in certain transactions with affiliates; (x) enter into agreements that restrict dividends from subsidiaries; and (xi) amend certain charter documents and material agreements governing subordinated and junior indebtedness. However, Francesca’s Collections is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and Francesca’s Collections is in pro forma compliance with  a maximum secured leverage ratio.  At February 1, 2014, Francesca’s Collections would have met the conditions for paying dividends out of the available investment basket, including compliance with the required total secured leverage ratio.

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

As of February 1, 2014, Francesca’s Collections was in compliance with all covenants under the Second Amended and Restated Credit Agreement.

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

Share Repurchase Program

For information regarding our share repurchase program, please refer to Note 6 to our audited consolidated financial statements included in “Financial Statements and Supplementary Data” in Item 8 of this Annual Report, which is incorporated herein by reference.

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

We believe that the following critical accounting policies involve a higher degree of judgment and complexity. See Note 1 to our audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K for a complete discussion of our significant accounting policies. The following reflect the significant estimates and judgments used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue upon purchase of merchandise by customers, net of estimated merchandise returns and discounts and sales taxes collected. Revenue is recognized, for boutique sales, at the point at which the customer receives and pays for the merchandise at the register. For direct-to-consumer sales, revenue is recognized upon delivery and includes shipping charges. Management estimates future returns on previously sold merchandise based on return history and current sales levels. The estimated sales returns are periodically compared to actual sales returns and adjusted, if appropriate. We do not believe that there is a reasonable likelihood that there will be material changes in future estimates or assumptions we use to calculate our merchandise return reserve. However, if the actual rate of merchandise returns increases significantly, our operating results may be adversely affected.

Gift Cards and Gift Card Breakage

We account for the sale of gift cards as a liability at the time a gift card is sold. The liability is relieved and revenue is recognized upon redemption of the gift card. The gift cards we issue are owned by an unrelated third party. Our gift cards do not have an expiration date. We recognize income from the breakage of gift cards when the likelihood of redemption of the gift card is deemed to be remote based on historical redemption patterns. During fiscal year 2013, we accumulated sufficient historical information to estimate the rate of gift card breakage income.  Based on this historical information, we recognized $0.4 million of gift card breakage income fiscal year 2013.  The gift card breakage income is included in net sales.

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

Impairment of Long-lived Assets

We evaluate long-lived assets held for use and held for sale whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at a boutique level. Boutique assets are reviewed for impairment using factors including, but not limited to, our future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that boutique, compared to the carrying value of the assets. We recognize impairment if the sum of the undiscounted future cash flows of a boutique does not exceed the carrying value of the assets. For impaired assets, we recognize a loss equal to the difference between the net book value of the asset and its estimated fair value. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. In addition, at the time a decision is made to close a boutique, we accelerate depreciation over the revised useful life of the asset. Based on the analysis performed, there was no impairment for each of the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012.

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

We recognize tax liabilities for uncertain tax positions and adjust these liabilities when the company’s judgment changes as a result of the evaluation of new information not previously available. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. There were no uncertain tax positions requiring accrual at February 1, 2014 and February 2, 2013.

Stock-based Compensation

In connection with our stock based compensation plans, our Board considers the estimated fair value of the company’s stock when setting the stock option exercise price as of the date of each grant. Prior to our IPO, because the company was privately held and there was no public market for our common stock, the fair market value of our common stock was determined by our Board at the time the option grants were awarded. In determining the fair value of our common stock, the Board considered such factors as our actual and projected financial results, the consideration paid by third party investors in the company, the principal amount our indebtedness, valuations of the company performed by third parties and other factors it believed were material to the valuation process.

Following our IPO, our Board determines the exercise price of stock options based on the closing price of our common stock on the grant date.

We account for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation-Stock Compensation,” issued by the Financial Accounting Standards Board (“FASB”) which establishes accounting for equity instruments exchanged for employee services. Under the provisions of this statement, stock-based compensation cost is measured at the grant date fair value and is recognized as an expense over the employee’s requisite service period (based on the vesting period of the equity grant). As required under this guidance, we estimate forfeitures for options granted which are not expected to vest. Changes in these inputs and assumptions can materially affect the measurement of the estimated fair value of our stock-based compensation expense. We estimate the grant date fair value of stock option awards using the Black-Scholes option pricing model. For fiscal years 2013, 2012 and 2011, the fair value of stock options was estimated at the grant date using the following assumptions:

Fiscal Year
	2013	2012	2011
Expected volatility	59.7% - 61.3%	50.3% - 68.2%	54.2% - 69.9%
Risk-free interest rate	1.0% - 2.0%	0.8% - 1.0%	1.1% - 2.1%
Weighted average term	6.0 – 6.5	6.0 - 6.5	6.0 - 6.5
Expected dividend yield	-	-	-

Expected volatility incorporates historical and implied volatilities of similar entities whose shares prices are publicly available. The risk-free interest rate was determined based on the rate of Treasury instruments whose maturities are similar to those of the expected term of the award being valued. Expected term represents the period of time options are expected to be outstanding. The expected term was determined using the “simplified method” as allowed by SEC Staff Accounting Bulletin Topic 14D2. The simplified method defines expected term as the midpoint between the vesting date and the contractual term of the stock option. This method was used due to the lack of sufficient historical data to provide a basis upon which to estimate the expected term. The expected dividend yield was based on our expectations of not paying dividends on our common stock for the foreseeable future.

Stock-based compensation expense related to stock options was $3.8 million, $3.6 million and $4.7 million for fiscal years 2013, 2012 and 2011, respectively. Stock-based compensation in fiscal year 2011 included a $2.3 million charge related to the accelerated vesting of certain options in connection with our IPO. We granted options to purchase an aggregate of 123,395, 705,000 and 882,099 of shares of our common stock in fiscal years 2013, 2012 and 2011, respectively. These grants and any future stock option grants will likely increase our stock-based compensation expense in future fiscal years compared to fiscal year 2013.

As of February 1, 2014, we had outstanding vested options to purchase approximately 456,759 shares of common stock, at a weighted average exercise price of $15.98 per share and outstanding unvested options to purchase 807,371 shares of common stock, at a weighted average exercise price of $21.42 per share. The per share value of each share of common stock underlying the vested and unvested options at the dates of grant range from $1.43 to $30.75 per share.

  Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of February 1, 2014 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligation	$25,000	$-	$-	$25,000	$-
Estimated interest and unused commitment fee on long-term debt obligations(2)	2,997	653	1,307	1,037	-
Operating lease obligations(1)	225,842	31,024	62,136	56,562	76,120
Merchandise purchase commitments	32,306	32,306	-	-	-
Contracts for software application implementation	2,538	1,415	1,123	-	-

(1)	Excludes common area maintenance charges, real estate taxes and certain other expenses which amounted to approximately 40% of minimum lease obligations in fiscal year 2012. We expect this percentage to be relatively consistent for the next three years.
(2)	For purposes of this table, we estimated interest expense to be paid during the remaining term using the outstanding balance and the effective interest rate in effect at February 1, 2014 of $25.0 million and 2.1%, respectively. In addition, our revolving credit facility requires us to pay unused commitment fee. We estimated the amount of unused commitment fee using the amount available to be borrowed and the average rate at February 1, 2014 of $50.0 million and 0.25%, respectively.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows could be exposed to changes in interest rates to the extent that we do not use effective hedging arrangements.  We historically have not used derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future. At February 1, 2014, we had $25.0 million outstanding under the Second Amended and Restated Credit Agreement and the average interest rate on our borrowings was 2.1%.  Based on a sensitivity analysis at February 1, 2014, assuming the loan balance would be outstanding for a full fiscal year, a 100 basis points increase in interest rates would increase annual interest expense by approximately $0.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Francesca’s Holdings Corporation:

We have audited the accompanying consolidated balance sheets of Francesca’s Holdings Corporation (the “Company”) as of February 1, 2014 and February 2, 2013 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended February 1, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Francesca’s Holdings Corporation at February 1, 2014 and February 2, 2013 and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 1, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Francesca’s Holdings Corporation’s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 28, 2014 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP
March 28, 2014
Dallas, Texas
43

 Francesca’s Holdings Corporation
Consolidated Balance Sheets
(In thousands, except share data)

	February 1,	February 2,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$37,498	$29,877
Accounts receivable	8,984	2,504
Inventories	24,614	19,049
Deferred income taxes	4,565	3,506
Prepaid expenses and other current assets	6,764	4,749
Total current assets	82,425	59,685
Property and equipment, net	64,131	49,559
Deferred income taxes	2,335	2,357
Other assets, net	1,654	1,573
TOTAL ASSETS	$150,545	$113,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,207	$8,358
Accrued liabilities	9,823	10,667
Total current liabilities	20,030	19,025
Landlord incentives and deferred rent	27,448	22,092
Long-term debt	25,000	-
Total liabilities	72,478	41,117
Commitments and contingencies
Stockholders’ equity:
Common stock-$.01 par value, 80.0 million shares authorized, 45.2 million and 43.9 million shares issued; 42.3 million and 43.9 million shares outstanding at February 1, 2014 and February 2, 2013, respectively.	452	439
Additional paid-in capital	101,192	85,161
Retained earnings (accumulated deficit)	31,296	(13,543)
Treasury stock, at cost – 2.9 million shares at February 1, 2014	(54,873)	-
Total stockholders’ equity	78,067	72,057

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$150,545	$113,174

The accompanying notes are an integral part of these Consolidated Financial Statements.

Francesca’s Holdings Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year Ended
	February 1,	February 2,	January 28,
	2014	2013	2012
Net sales	$340,325	$296,373	$204,158
Cost of goods sold and occupancy costs	164,260	137,873	97,365
Gross profit	176,065	158,500	106,793
Selling, general and administrative expenses	101,795	80,560	63,262
Income from operations	74,270	77,940	43,531
Interest expense	(588)	(672)	(4,868)
Loss on early extinguishment of debt	-	-	(1,591)
Other income	208	230	284
Income before income tax expense	73,890	77,498	37,356
Income tax expense	29,051	30,437	14,855
Net income	$44,839	$47,061	$22,501

Basic earnings per common share	$1.03	$1.08	$0.53
Diluted earnings per common share	$1.02	$1.05	$0.52

Weighted average shares outstanding:
Basic shares	43,372	43,744	42,087
Diluted shares	44,123	44,807	42,948

The accompanying notes are an integral part of these Consolidated Financial Statements.

Francesca’s Holdings Corporation
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In thousands)

				Retained		Total
	Common Stock		Additional	Earnings	Treasury	Stockholders’
	Shares	Par	Paid-In	(Accumulated	Stock,	Equity
	Outstanding	Value	Capital	Deficit)	at cost	(Deficit)
Balance, January 29, 2011	40,457	$405	$27,232	$(83,105)	$-	$(55,468)
Net income	-	-	-	22,501	-	22,501
Issuance of stock in initial public offering, net of costs	2,941	29	44,216	-	-	44,245
Stock-based compensation	-	-	4,671	-	-	4,671
Stock options exercised and related tax benefit	140	1	952	-	-	953
Balance, January 28, 2012	43,538	435	77,071	(60,604)	-	16,902
Net income	-	-	-	47,061	-	47,061
Stock-based compensation	-		3,599	-	-	3,599
Restricted stocks vested	3	-	-	-	-	-
Stock options exercised and related tax benefit	339	4	4,491	-	-	4,495
Balance, February 2, 2013	43,880	439	85,161	(13,543)	-	72,057
Net income	-	-	-	44,839	-	44,839
Stock-based compensation	-		3,781	-	-	3,781
Restricted stocks vested	2	-	-	-	-	-
Stock options exercised and related tax benefit	1,361	13	12,250	-	-	12,263
Repurchases of common stock	(2,894)	-	-	-	(54,873)	(54,873)
Balance, February 1, 2014	42,349	$452	$101,192	$31,296	$(54,873)	$78,067

The accompanying notes are an integral part of these Consolidated Financial Statements.

Francesca’s Holdings Corporation
Consolidated Statements of Cash flows
(In thousands)

	For the Fiscal Year Ended
	February 1,	February 2,	January 28,
	2014	2013	2012
Cash Flows Provided by Operating Activities:
Net income	$44,839	$47,061	$22,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,054	7,151	4,936
Stock-based compensation expense	3,781	3,599	4,671
Excess tax benefit from stock-based compensation	(5,846)	(2,296)	(449)
Loss on sale of assets	343	188	23
Loss on early extinguishment of debt	-	-	1,591
Amortization of debt issuance costs	278	299	537
Deferred income taxes	(1,014)	(2,559)	721
Changes in assets and liabilities:
Accounts receivables	(634)	(70)	1,750
Inventories	(5,565)	(4,587)	(2,593)
Prepaid expenses and other assets	(2,021)	(1,512)	(445)
Accounts payable	1,415	(547)	2,629
Accrued liabilities	(844)	3,069	3,932
Landlord incentive and deferred rent	5,356	7,203	6,667
Net cash provided by operating activities	50,142	56,999	46,471
Cash Flows Used in Investing Activities:
Purchase of property and equipment	(24,633)	(23,663)	(16,894)
Other	98	-	36
Net cash used in investing activities	(24,535)	(23,663)	(16,858)
Cash Flows Used in Financing Activities:
Proceeds from issuance of stock in initial public offering, net of costs	-	-	44,245
Proceeds from borrowings under the revolving credit facility	25,000	-	41,000
Repayment of borrowings under the revolving credit facility		(22,000)	(19,000)
Repayment of borrowings under the senior secured credit facility		-	(93,813)
Repurchases of common stock	(54,873)	-	-
Payment of debt issuance costs	(376)	-	(1,468)
Proceeds from the exercise of stock options	8,697	2,199	504
Taxes paid related to net settlement of equity awards	(2,280)	-	-
Excess tax benefit from stock-based compensation	5,846	2,296	449
Net cash used in financing activities	(17,986)	(17,505)	(28,083)

Net increase in cash and cash equivalents	7,621	15,831	1,530
Cash and cash equivalents, beginning of year	29,877	14,046	12,516
Cash and cash equivalents, end of year	$37,498	$29,877	$14,046
Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$32,401	$32,405	$8,971
Interest paid	293	448	5,569

The accompanying notes are an integral part of these Consolidated Financial Statements.

FRANCESCA’S HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Business

Francesca’s Holdings Corporation (the “Company” or “Holdings”) is a holding company incorporated in 2007 under the laws of Delaware. The Company’s business operations are conducted through its subsidiaries.  The Company operates a national chain of retail boutiques designed and merchandised to feel like independently owned, upscale boutiques and provide its customers with an inviting, intimate and fun shopping experience. The Company offers a diverse and balanced mix of apparel, jewelry, accessories and gifts at attractive prices. At February 1, 2014, the Company operated 451 boutiques, which are located in 45 states throughout the United States and the District of Columbia, and its direct-to-consumer website.

Fiscal Year

The Company maintains its accounts on a 52- to 53- week year ending on the Saturday closest to January 31. All references herein to fiscal year “2013” represents the 52-week period ended February 1, 2014, fiscal year “2012” represents the 53-week period ended February 2, 2013 and  fiscal year “2011” represents the 52-week period ended January 28, 2012.

Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. The reclassification did not materially impact the consolidated financial statements for the prior periods presented.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation at the measurement date.

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

FRANCESCA’S HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable

Accounts receivable consist of amounts due from credit card companies, tenant allowances due from landlords and income tax refund, if any. The Company’s management has reviewed accounts receivable for collectibility and has determined that an allowance for doubtful accounts is not necessary at February 1, 2014 and February 2, 2013.

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

Impairment of Long-lived Assets

The Company evaluates long-lived assets held for use and held for sale whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at a boutique level. Boutique assets are reviewed for impairment using factors including, but not limited to, the Company’s future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that boutique, compared to the carrying value of the assets. The Company recognizes impairment if the sum of the undiscounted future cash flows of a boutique does not exceed the carrying value of the assets. For impaired assets, the Company recognizes a loss equal to the difference between the net book value of the asset and its estimated fair value. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. In addition, at the time a decision is made to close a boutique, the Company accelerates depreciation over the revised useful life of the asset. Based on the analysis performed, there was no impairment for each of the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012.

FRANCESCA’S HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases

The Company leases boutiques and distribution center and office space under operating leases. The majority of the Company’s lease agreements provide for tenant improvement allowances, rent escalation clauses and/or contingent rent provisions.

Landlord incentives, such as tenant improvement allowances, are deferred and amortized on a straight-line basis over the lease term as a reduction of rent expense. The unamortized portion of landlord incentives totaled $19.2 million and $15.9 million at February 1, 2014 and February 2, 2013, respectively.

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

Gift Cards and Gift Card Breakage

The Company accounts for the sale of gift cards as a liability at the time a gift card is sold. The liability is relieved and revenue is recognized upon redemption of the gift card. The gift cards issued by the Company are owned by an unrelated third party.  The Company’s gift cards do not have an expiration date. Income from gift card breakage is recognized when the likelihood of redemption is deemed to be remote. During the first quarter of fiscal year 2013, the Company accumulated sufficient historical information to estimate the rate of gift card breakage.  Based on this historical information, the Company recognized $0.4 million of gift card breakage income in fiscal years 2013.  The gift card breakage income is included in net sales.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs include the cost of purchased merchandise, freight costs from the Company’s suppliers to its distribution centers and freight costs for merchandise shipped directly from its vendors to its boutiques, allowances for inventory shrinkage and obsolescence, boutique occupancy costs including rent, utilities, common area maintenance, property taxes, boutique assets depreciation, boutique repair and maintenance costs, and shipping costs related to direct-to-consumer sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include boutique and headquarters payroll (including buying department), employee benefits, freight from distribution centers to boutiques, boutique pre-opening expense, credit card merchant fees, costs of maintaining and operating the Company’s direct-to-consumer business, travel and administration costs, corporate assets depreciation and other expenses related to operations at the corporate headquarters, as well as stock-based compensation.

Freight costs included in selling, general and administrative expenses amounted to $2.8 million, $2.1 million and $1.3 million for the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012, respectively.

FRANCESCA’S HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

Advertising costs are charged to expense as incurred or, in the case of media production costs (such as television or print), when advertising first takes place. For fiscal year 2013, advertising costs were $0.7 million and were less than $0.1 million in fiscal years 2012 and 2011.

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

Debt Issuance Costs

Costs incurred in connection with the Company’s borrowings are capitalized and included in other assets in the consolidated balance sheets. These costs are amortized to interest expense using the effective interest method over the term of the loan. At February 1, 2014 and February 2, 2013, unamortized debt issuance costs totaled $1.1 million and $1.0 million, respectively. Amortization expense amounted to $0.3 million, $0.3 million and $0.5 million for the fiscal years 2013, 2012 and 2011, respectively.

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

A tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. The Company recognizes tax liabilities for uncertain tax positions and adjusts these liabilities when the Company’s judgment changes as a result of the evaluation of new information not previously available. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. The Company has no uncertain tax positions requiring accrual at February 1, 2014 and February 2, 2013.

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

FRANCESCA’S HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Fiscal Years Ended
	February 1,	February 2,	January 28,
	2014	2013	2012
	(In thousands, except per share data)
Numerator:
Net income	$44,839	$47,061	$22,501

Denominator:
Weighted-average common shares outstanding-basic	43,372	43,744	42,087
Options and other dilutive securities	751	1,063	861
Weighted-average common shares outstanding-diluted	44,123	44,807	42,948
Per common share:
Basic earnings per common share	$1.03	$1.08	$0.53
Diluted earnings per common share	$1.02	$1.05	$0.52

Stock options to purchase approximately 0.8 million, 0.7 million and 0.9 shares of common stock for the fiscal years 2013, 2012 and 2011, respectively, were outstanding but not included in the computation of diluted earnings per shares due to its anti-dilutive effect.

3. Detail of Certain Balance Sheet Accounts

	As of Fiscal Year Ended
	February 1,	February 2,
	2014	2013

	(in thousands)

Accounts receivable:
Credit card receivables	$2,395	$2,037
Tenant allowances	899	467
Income tax receivable	5,690	-
	$8,984	$2,504

Property and equipment, net:
Signage and leasehold improvements	$56,717	$41,849
Furniture and fixtures	11,992	9,473
Equipment	4,086	3,164
Software	5,062	3,961
Construction in progress	12,242	8,178
	90,099	66,625
Less accumulated depreciation	(25,968)	(17,066)
	$64,131	$49,559

Accrued liabilities:
Gift cards and store credits outstanding	$5,757	$4,545
Accrued payroll, benefits and bonuses	3,439	2,810
Income tax payable	-	2,342
Accrued sales tax	595	954
Accrued interest	32	16
	$9,823	$10,667

Landlord incentives and deferred rent:
Landlord incentives	$19,228	$15,864
Deferred rent	8,220	6,228
	$27,448	$22,092

FRANCESCA’S HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 4. Income Taxes

The provision for income tax expense for fiscal years 2013, 2012 and 2011 is as follows:

	For Fiscal Years Ended
	February 1,	February 2,	January 28,
	2014	2013	2012
Current:
Federal	$25,363	$27,352	$11,009
State	4,702	5,644	3,125
Total	30,065	32,996	14,134
Deferred:
Federal	(747)	(1,812)	1,446
State	(267)	(747)	(725)
Total	(1,014)	(2,559)	721

Income tax expense	$29,051	$30,437	$14,855

A reconciliation of the statutory federal income tax rate to the effective tax rate follows:

	For Fiscal Years Ended
	February 1,	February 2,	January 28,
	2014	2013	2012
Income tax expense at statutory rate	35.0%	35.0%	35.0%
Nondeductible expenses	0.3	0.2	0.7
State tax, net of federal benefit	4.1	4.1	4.2
Other	(0.1)	-	(0.1)
Effective tax rate	39.3%	39.3%	39.8%

Deferred tax assets and liabilities are recorded due to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences as measured by enacted tax rates, which will be in effect when these temporary differences reverse. These differences consist of the following as of the dates indicated:

	As of Fiscal Year Ended
	February 1,	February 2,
	2014	2013

	(in thousands)
Deferred tax assets:
Inventories	$941	$665
Accrued liabilities	3,624	2,841
Landlord incentives and deferred rents	10,484	8,506
Equity based compensation	2,075	2,916
Other	61	-
Total deferred tax assets	17,185	14,928
Deferred tax liabilities
Property and equipment	(10,285)	(9,065)
Total deferred tax liabilities	(10,285)	(9,065)
Net deferred tax assets	$6,900	$5,863

 The Company’s tax years are subject to examination by federal authorities from 2010 forward, and by state taxing authorities from 2009 forward.

FRANCESCA’S HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Credit Facility

Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc., (“Francesca’s Collections”), as borrower, and its parent company, Francesca’s LLC (the “Parent”), a wholly-owned subsidiary of Holdings, entered into a Second Amended and Restated Credit Agreement (“Second Amended and Restated Credit Agreement”) with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto, which amends and restates the existing Amended and Restated Credit Agreement, dated as of July 27, 2011, as amended by Amendment No. 1 to the Amended and Restated Credit Agreement, dated February 7, 2013.  The Second Amended and Restated Credit Agreement provides $75.0 million of credit facility (including up to $10.0 million for letters of credit) that matures on August 30, 2018.  The Second Amended and Restated Credit Agreement also contains an increase option permitting Francesca’s Collections, subject to certain requirements, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event Francesca’s Collections has certain indebtedness outstanding.  At February 1, 2014, $25.0 million was outstanding under the Second Amended and Restated Credit Agreement.

All obligations under the Second Amended and Restated Credit Agreement are unconditionally guaranteed by, subject to certain exceptions, the Parent and each of Francesca’s Collections’ existing and future direct and indirect wholly-owned domestic subsidiaries.  There are currently no subsidiary guarantors for the Second Amended and Restated Credit Agreement because Francesca’s Collections does not currently have any subsidiaries.  All obligations under the Second Amended and Restated Credit Agreement, and the guarantees of those obligations (as well as cash management obligations and any interest rate hedging or other swap agreements), are secured by substantially all of Francesca’s Collections’ assets as well as the assets of any subsidiary guarantor.  Additionally, the Second Amended and Restated Credit Agreement contains customary events of default and requires Francesca’s Collections to comply with certain financial covenants. Francesca’s Collections is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and Francesca’s Collections is in pro forma compliance with a maximum secured leverage ratio.  As of February 1, 2014, Francesca’s Collections was in compliance with all covenants under the Second Amended and Restated Credit Agreement.  At February 1, 2014, Francesca’s Collections would have met the conditions for paying dividends out of the available investment basket, including compliance with the required total secured leverage ratio.

The borrowings under the Second Amended and Restated Credit Agreement bear interest at a rate equal to an applicable margin plus, at the option of Francesca’s Collection’s, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate of Royal Bank of Canada, (2) the federal funds rate plus 1/2 of 1%, and (3) the LIBOR for an interest period of one month plus 1.00%, or (b) in the case of LIBOR borrowings, a rate equal to the LIBOR for the interest period relevant to such borrowing. The applicable margin for borrowings under the Second Amended and Restated Credit Agreement ranges from 0.75% to 1.25% with respect to base rate borrowings and from 1.75% to 2.25% with respect to LIBOR borrowings, in each case based upon the achievement of specified levels of a ratio of consolidated total debt to consolidated EBITDA.  In addition, the Borrower is required to pay a commitment fee on the unused portion of the revolver at a rate ranging from 0.25% to 0.38%.   During fiscal year ended February 1, 2014, amounts outstanding under the Second Amended and Restated Credit Agreement accrued interest at an average rate of 2.1%.

In connection with the revolving credit facility, the Company incurred $0.4 million and $1.5 million of debt issuance costs in fiscal years 2013 and 2011, respectively, which is being amortized over the term of the loan.

Prior Senior Secured Credit Facility

On November 17, 2010, Francesca’s Collections entered into a senior secured credit facility (“senior secured credit facility”) with a syndicate of financial institutions, which provided financing of up to $100.0 million consisting of a $95.0 million term loan facility and a $5.0 million revolving credit facility each with a maturity date of November 17, 2013. On July 27, 2011, in connection with the Company’s initial public offering (“IPO”), the outstanding amount under the senior secured credit facility was paid which resulted to its termination.  See Note 6 for more information.  Accordingly, the unamortized balance of debt issuance costs associated with the senior secured credit facility amounting to $1.6 million was written-off and is presented as loss on early extinguishment of debt in the consolidated statements of operations.

FRANCESCA’S HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Stockholders’ Equity

Public Offerings

                On July 27, 2011, the Company completed an IPO of 11,500,000 shares of common stock at a price to the public of $17 per share, of which 2,941,176 shares were sold by the Company and 8,558,824 shares were sold by the selling shareholders (including 616,109 by members of the Company’s management). Upon completion of the offering, the Company received net proceeds of approximately $44.2 million, after deducting the underwriting discount of $3.5 million and related fees and expenses of $2.3 million. Net proceeds from the offering, together with $41.0 million of indebtedness under a new revolving credit facility and $6.8 million of cash on hand, were used to repay the $92.0 million (including accrued interest of $0.6 million) outstanding under the senior secured credit facility.  The senior secured credit facility was then terminated.

                Subsequent to the IPO, the Company completed three follow-on offerings where certain stockholders sold a total of 27.7 million shares of our common stock.  The Company did not receive any proceeds from any of these offerings and incurred $0.6 million, $0.5 million and $0.6 million of offering expenses in fiscal years 2013, 2012 and 2011, respectively.

Share Repurchases

On September 3, 2013, the Company’s Board of Directors authorized a $100.0 million share repurchase program commencing on the same date.  This authorization has no expiration date.  Under the repurchase program, purchases can be made from time to time in the open market, in privately negotiated transactions, under Rule 10b5-1 plans or through other available means.  The specific timing and amount of the repurchases is dependent on market conditions, securities law limitations and other factors.    During fiscal year 2013, the Company repurchased 2.9 million shares of its common stock at a cost of approximately $54.9 million or an average price (including brokers’ commission) of $18.95 per share.  The cost of repurchased shares is presented as treasury stock in the consolidated balance sheets.  As of February 1, 2014, the remaining balance available for future share repurchase was approximately $45.2 million.

Subsequent to February 1, 2014 and through March 28, 2014, the Company repurchased 285,000 shares of common stock for approximately $5.3 million or an average price (including brokers’ commission) of $18.49 per share.

7.  Stock-Based Compensation

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

FRANCESCA’S HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2011 Stock Incentive Plan

On July 14, 2011, the 2011 Equity Incentive Plan (the “2011 Plan”) was approved by the stockholders and became immediately effective. Under the 2011 Plan, awards may be in the form of nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock and other stock-based awards which can be granted to any officers, directors, employees and consultants of the Company. A total of 3,175,365 shares of common stock are authorized for issuance under the 2011 Plan. Awards granted under the 2011 Plan generally vest over three to five years and have a ten-year contractual life. As of February 1, 2014, there were approximately 2.2 million awards remaining that can be granted under the 2011 Plan.

Stock Options

The following table presents stock options granted, vested and expired and aggregate intrinsic value under the existing share-based compensation plans. The intrinsic value of the stock options was calculated based the closing price of the Company’s common stock on the last trading day closest to February 1, 2014.

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise Price	Life	Intrinsic Value
	(in thousands)	(Per share data)	(in Years)	(In thousands)
Outstanding as of February 2, 2013	2,823	$12.23
Options granted	123	$24.82
Options exercised	(1,446)	$6.21
Options forfeited or expired	(236)	$17.31
Outstanding as of February 1, 2014	1,264	$19.39	7	$6,570
Exercisable at February 1, 2014	457	$15.98	5	$3,360

Stock-based compensation expense for fiscal years 2013, 2012 and 2011 totaled approximately $3.8 million, $3.6 million and $4.7 million, respectively. During fiscal years 2013, 2012 and 2011, 123,395, 705,000 and 882,099 stock options, respectively, were granted at a weighted-average grant date fair value of $14.15, $14.21 and $9.67, respectively. The intrinsic value at the date of exercise amounted to $20.8 million, $7.5 million and $1.7 million in fiscal years 2013, 2012 and 2011, respectively.

The fair value of stock options was estimated on the date of grant using Black Scholes option pricing model using the following assumptions:

Fiscal Year
	2013	2012	2011
Expected volatility	59.7% - 61.3%	50.3% - 68.2%	54.2% - 69.9%
Risk-free interest rate	1.0% - 2.0%	0.8% - 1.0%	1.1% - 2.1%
Weighted-average expected term	6.0 - 6.5	6.0 - 6.5	6.0 - 6.5
Expected dividend yield	-	-	-

Expected volatility incorporates historical and implied volatilities of similar entities whose share prices are publicly available. The risk-free interest rate was determined based on the rate of Treasury instruments with maturities similar to those of the expected term of the award being valued. Expected term represents the period of time options are expected to be outstanding. The expected term was determined using the “simplified method” as allowed by SEC Staff Accounting Bulletin Topic 14D2. The simplified method defines expected term as the midpoint between the vesting date and the contractual term of the stock option. This method was used due to the lack of sufficient historical data to provide a basis upon which to estimate the expected term. The expected dividend yield was based on the Company’s expectations of not paying dividends on its common stock for the foreseeable future.

As of February 1, 2014, there was approximately $7.7 million of total unrecognized compensation cost related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3 years.

FRANCESCA’S HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Employee Benefits

The Company has adopted Francesca’s Collections, Inc. 401(k) Retirement Plan (the “401(k) Plan”) under which full-time and part-time employees who are at least 21 years of age and have completed twelve consecutive months of employment are eligible to participate. Beginning on March 1, 2013, the service requirement period was reduced from twelve months to six months of service.  Employees may elect to contribute a certain percentage of their earnings subject to limitations provided for by the law. The Company makes matching contributions equal to 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. The Company may also make discretionary profit sharing contributions to the 401(k) Plan. No profit sharing contributions were made in fiscal years 2013, 2012 and 2011. The Company’s matching contributions were $0.3 million, $0.2 million and $0.2 million in fiscal years 2013, 2012 and 2011, respectively.

9. Commitments and Contingencies

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

Minimum future rental payments under non-cancellable operating leases as of February 1, 2014, are approximately as follows:

Fiscal Year	Amount
(in thousands)
2014	$31,024
2015	31,469
2016	30,667
2017	29,285
2018	27,277
Thereafter	76,120
$225,842

During fiscal years 2013, 2012 and 2011, rent expense totaled $26.3 million, $22.5 million and $17.1 million, respectively.

Legal Proceedings

On September 27, 2013 and November 4, 2013, two purported class action lawsuits entitled Ortuzar v. Francesca’s Holdings Corp., et al. and West Palm Beach Police Pension Fund v. Francesca’s Holdings Corp., et al. were filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former directors and officers for alleged violations of the federal securities laws arising from statements in certain public disclosures regarding the Company’s current and future business and financial condition. On December 19, 2013, the Court consolidated the actions and appointed Arkansas Teacher Retirement System as lead plaintiff. On March 14, 2014, lead plaintiff filed a consolidated class action complaint purportedly on behalf of shareholders that purchased or acquired the Company’s publicly traded common stock between July 22, 2011 and September 3, 2013 against the Company and certain of its current and former directors and officers. The consolidated complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a) (2), and 15 of the Securities Act of 1933 for allegedly false and misleading statements in the Company’s public disclosures concerning, among other things, the Company’s relationship with certain vendors. The lawsuit seeks damages in an unspecified amount. The Company believes that the allegations contained in the consolidated complaint are without merit and intends to vigorously defend itself against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, the Company has not recorded an accrual for any possible loss.

On December 11, 2013, a purported shareholder derivative action entitled Daniell v. De Merritt, et al., was filed on behalf of the Company in the District Court of Harris County, Texas, naming certain of the Company’s current and former officers and directors as defendants and naming the Company as a nominal defendant. The complaint alleges breaches of fiduciary duty including the dissemination of false and misleading statements, failure to maintain internal controls, and insider selling and misappropriation of information, unjust enrichment, abuse of control, and gross mismanagement. The derivative action seeks damages in an unspecified amount, an order directing the Company “to reform and improve” corporate governance and internal controls, restitution and disgorgement from the defendants, and costs and attorneys’ fees. On January 30, 2014, the Company and defendants moved to dismiss the complaint. On March 14, 2014, plaintiff filed an opposition to the motion to dismiss.

The Company, from time to time, is subject to various claims and legal proceedings arising in the ordinary course of business.  While the outcome of any such claim cannot be predicted with certainty, in the opinion of management, the outcome of these matters will not have a material adverse effect on the Company’s business, results of operations or financial conditions.

FRANCESCA’S HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Segment Reporting

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

The following is net sales information regarding the Company’s major merchandise categories.

	For the Fiscal Year Ended
	February 1,	February 2,	January 28,
	2014	2013	2012
	(in thousands)
Apparel	$163,946	$145,935	$104,666
Jewelry	81,186	68,039	41,802
Accessories	56,516	45,825	32,084
Gifts	37,875	36,602	25,602
Merchandise sales	339,523	296,401	204,154
Others(1)	802	(28)	4
Net sales	$340,325	$296,373	$204,158
(1)	Includes gift card breakage income, shipping and change in return reserve.

 11. Quarterly Financial Data (Unaudited)

	Fiscal Year 2013
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share data)
Net sales	$92,140	$79,632	$89,566	$78,987
Gross profit	46,580	40,357	47,756	41,372
Income from operations	17,585	14,591	24,073	18,021
Net income	10,612	8,671	14,619	10,937
Basic earnings per common share	0.25	0.20	0.33	0.25
Diluted earnings per common share	0.25	0.20	0.33	0.24

	Fiscal Year 2012
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$86,700	$71,986	$76,365	$61,322
Gross profit	46,270	37,871	41,816	32,543
Income from operations	24,670	17,727	20,885	14,658
Net income	14,870	10,797	12,652	8,742
Basic earnings per common share	0.34	0.25	0.29	0.20
Diluted earnings per common share	0.33	0.24	0.28	0.20

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, our Chief Financial Officer and our Chief Administrative Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer, our Chief Financial Officer and our Chief Administrative Officer have concluded that our disclosure controls and procedures as of February 1, 2014, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and the information required to be disclosed by us is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 1, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 1992 Internal Control - Integrated Framework. Based on such assessment, management concluded that, as of February 1, 2014, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of February 1, 2014, as stated in their report, which follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Francesca’s Holdings Corporation
Houston, Texas

We have audited Francesca’s Holdings Corporation and subsidiaries (the “Company”)’s internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Francesca’s Holdings Corporation maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Francesca’s Holdings Corporation as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, change in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended February 1, 2014 and our report dated March 28, 2014 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP
March 28, 2014
Dallas, Texas

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting to be held on June 5, 2014 and which will be filed with the SEC within 120 days after the end of the fiscal year ended February 1, 2014.

We have adopted a written Code of Ethics and Conduct, which applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. Our Code of Ethics and Conduct is available on our website www.francescas.com under the heading “Corporate Governance.” The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.  We intend to disclose any amendment to, or waiver from, the Code of Ethics and Conduct for our directors, executive officers and employees of the Company, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, to the extent disclosure is required by applicable rules of the SEC and NASDAQ Stock Market LLC by posting such information on our website, at the address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting to be held on June 5, 2014 and which will be filed with the SEC within 120 days after the end of the fiscal year ended February 1, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting to be held on June 5, 2014 and which will be filed with the SEC within 120 days after the end of the fiscal year ended February 1, 2014.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding equity securities authorized for issuance under our equity compensation plans as of February 1, 2014.

Number of securities
	Number of	Weighted-	remaining
	Securities to be	average	available for future
	issued upon	Exercise price	issuance
	exercise of	of	under equity
	outstanding	outstanding	compensation
	options,	options,	plans (excluding
	warrants and	warrants and	securities
	rights	rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,264,130	$19.39	2,165,137
Equity plan not approved by security holders	-	-	-
(1)	Approved before our initial public offering.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting to be held on June 5, 2014 and which will be filed with the SEC within 120 days after the end of the fiscal year ended February 1, 2014.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting to be held on June 5, 2014 and which will be filed with the SEC within 120 days after the end of the fiscal year ended February 1, 2014.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of February 1, 2014 and February 2, 2013
Consolidated Statements of Operations for the Fiscal Years Ended February 1, 2014, February 2, 2013, and January 28, 2012
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Fiscal years Ended February 1, 2014, February 2, 2013, and January 28, 2012
Consolidated Statements of Cash Flows for the Fiscal Years Ended February 1, 2014, February 2, 2013 and January 28, 2012
Notes to Consolidated Financial Statements

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

10.4+
Francesca’s Holdings Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.5 +
Employee Stock Option Agreement for Theresa Backes, dated as of December 1, 2007 (incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.6 +
Francesca’s Holdings Corporation 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.8 +
Nonqualified Stock Option Agreement for Khalid M. Malik, dated as of March 31, 2010 (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.9 +
Nonqualified Stock Option Agreement for Cynthia Thomassee, dated as of May 1, 2010 (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.11 +
Nonqualified Stock Option Agreement for Richard J. Emmett, dated as of March 31, 2010 (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.12 +
Francesca’s Holdings Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.13 +
Francesca’s Holdings Corporation 2011 Equity Incentive Plan - Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.14 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.14 +	Francesca’s Holdings Corporation 2011 Equity Incentive Plan - Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.15 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.16 +	Francesca’s Holdings Corporation 2011 Executive Bonus Plan (incorporated by reference to Exhibit 10.16 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.17 +
Amended and Restated Employment Letter Agreement between Francesca’s Holdings Corporation and Neill Davis dated December 28, 2012 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Francesca’s Holdings Corporation on January 2, 2013).

10.18 +
Amended and Restated Employment Letter Agreement between Francesca’s Holdings Corporation and Theresa Backes dated December 28, 2012 (incorporated by reference to Exhibit 10.2 of Form 8-K filed by Francesca’s Holdings Corporation on January 2, 2013).

Exhibit No.	Description

10.19 +
Amended and Restated Employment Letter Agreement between Francesca’s Holdings Corporation and Kal Malik dated December 28, 2012 (incorporated by reference to Exhibit 10.3 of Form 8-K filed by Francesca’s Holdings Corporation on January 2, 2013).

10.20 +
Employment Letter Agreement between Francesca’s Holdings Corporation and Sei Jin Alt dated December 28, 2012 (incorporated by reference to Exhibit 10.2 of the quarter report on Form 10-Q filed by Francesca’s Holdings Corporation on June 7, 2013).

10.21 +
Letter Agreement between Francesca’s Holdings Corporation and Richard J. Emmett, dated as of November 12, 2009 (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on June 14, 2011).

10.22 +
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

10.24 +
Employment Letter Agreement between Francesca’s Holdings Corporation and Mark Vendetti dated February 6, 2013 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on February 12, 2013).

10.25 +
Letter Agreement, dated September 4, 2013 between Francesca’s Holdings Corporation and Sei Jin Alt (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by Francesca’s Holdings Corporation on September 5, 2013).

10.26 +
Letter Agreement, dated September 4, 2013 between Francesca’s Holdings Corporation and Kal Malik (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by Francesca’s Holdings Corporation on September 5, 2013).

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

101
The following financial information from Francesca’s Holdings Corporation’s Annual Report on Form 10-K for the year ended February 1, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations;  (iii) the Consolidated Statements of Changes in Stockholder’s Equity (Deficit);  (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

 + Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2014.

FRANCESCA’S HOLDINGS CORPORATION

By:	/s/ Neill Davis
Name: Neill Davis
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Neill Davis	Chief Executive Officer and Director	March 28, 2014
Neill Davis	(Principal Executive Officer)

/s/ Mark Vendetti	Chief Financial Officer	March 28, 2014
Mark Vendetti	(Principal Financial and Accounting Officer)

/s/ Greg Brenneman	Director, Non-Executive Chairman	March 28, 2014
Greg Brenneman

/s/ Patricia A. Bender	Director	March 28, 2014
Patricia A. Bender

/s/ Richard Emmett	Director	March 28, 2014
Richard Emmett

/s/ Laurie Ann Goldman	Director	March 28, 2014
Laurie Ann Goldman

/s/ Richard Kunes	Director	March 28, 2014
Richard Kunes

/s/ Joseph O’Leary	Director	March 28, 2014
Joseph O’Leary

/s/ Marie Toulantis	Director	March 28, 2014
Marie Toulantis

/s/ Richard Zannino	Director	March 28, 2014
Richard Zannino

