Form 10-Q
period 2014-05-03
Francesca's Holdings CORP
filed 2014-06-11
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 3, 2014

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

The registrant had 42,213,700 shares (excluding 3,179,581 of treasury stock) of its common stock outstanding as of May 31, 2014.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Francesca’s Holdings Corporation

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	May 3, 2014	February 1, 2014	May 4, 2013
ASSETS
Current assets:
Cash and cash equivalents	$25,413	$37,498	$33,763
Accounts receivable	10,822	8,984	7,645
Inventories	28,779	24,614	23,330
Deferred income taxes	4,643	4,565	3,567
Prepaid expenses and other current assets	6,179	6,764	4,772

Total current assets	75,836	82,425	73,077
Property and equipment, net	69,799	64,131	55,729
Deferred income taxes	3,113	2,335	2,893
Other assets, net	1,724	1,654	1,383

TOTAL ASSETS	$150,472	$150,545	$133,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,758	$10,207	$8,623
Accrued liabilities	9,640	9,823	14,010
Total current liabilities	19,398	20,030	22,633
Landlord incentives and deferred rent	32,333	27,448	26,151
Long-term debt	15,000	25,000	—
Total liabilities	66,731	72,478	48,784

Commitments and contingencies

Stockholders’ equity:
Common stock - $.01 par value, 80.0 million shares authorized; 45.4 million, 45.2 million and 44.0 million shares issued at May 3, 2014, February 1, 2014 and May 4, 2013, respectively.	454	452	440
Additional paid-in capital	103,574	101,192	86,464
Retained earnings (accumulated deficit)	39,856	31,296	(2,606)
Treasury stock, at cost – 3.2 million, 2.9 million and 0 shares held at May 3, 2014, February 1, 2014 and May 4, 2013, respectively.	(60,143)	(54,873)	—
Total stockholders’ equity	83,741	78,067	84,298

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$150,472	$150,545	$133,082

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Net sales	$85,424	$78,987
Cost of goods sold and occupancy costs	43,592	37,615
Gross profit	41,832	41,372
Selling, general and administrative expenses	27,812	23,351
Income from operations	14,020	18,021
Interest expense	(221)	(116)
Other income	103	83
Income before income tax expense	13,902	17,988
Income tax expense	5,342	7,051
Net income	$8,560	$10,937

Basic earnings per common share	$0.20	$0.25
Diluted earnings per common share	$0.20	$0.24

Weighted average shares outstanding:
Basic shares	42,189	43,939
Diluted shares	42,362	44,880

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost	Total Stockholders' Equity

Balance, February 1, 2014	42,349	$452	$101,192	$31,296	$(54,873)	$78,067
Net income	—	—	—	8,560	—	8,560
Stock-based compensation	—	—	832	—	—	832
Stock options exercised and related tax benefit	150	2	1,550	—	—	1,552
Repurchases of common stock	(285)	—	—	—	(5,270)	(5,270)

Balance, May 3, 2014	42,214	$454	$103,574	$39,856	$(60,143)	$83,741

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Cash Flows From Operating Activities:
Net income	$8,560	$10,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,982	2,237
Stock-based compensation expense	832	990
Excess tax benefit from stock-based compensation	(581)	(2,373)
Loss on sale of assets	17	110
Amortization of debt issuance costs	61	73
Deferred income taxes	(855)	(597)
Changes in operating assets and liabilities:
Accounts receivable	(1,256)	(5,141)
Inventories	(4,164)	(4,281)
Prepaid expenses and other assets	453	93
Accounts payable	(1,039)	265
Accrued liabilities	(185)	5,717
Landlord incentive and deferred rent	4,885	4,059
Net cash provided by operating activities	9,710	12,089

Cash Flows Used in Investing Activities:
Purchase of property and equipment	(8,078)	(8,517)
Net cash used in investing activities	(8,078)	(8,517)

Cash Flows Provided by (Used in) Financing Activities:
Repayments of borrowings under the revolving credit facility	(10,000)	-
Repurchases of common stock	(5,270)	-
Proceeds from the exercise of stock options	972	221
Taxes paid related to net settlement of equity awards	-	(2,280)
Excess tax benefit from stock-based compensation	581	2,373
Net cash provided by (used in) financing activities	(13,717)	314

Net increase (decrease) in cash and cash equivalents	(12,085)	3,886
Cash and cash equivalents, beginning of year	37,498	29,877
Cash and cash equivalents, end of period	$25,413	$33,763

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$459	$2,372
Interest paid	$181	$40

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Francesca’s Holdings Corporation is a holding company incorporated in 2007 under the laws of the State of Delaware whose business operations are conducted through its subsidiaries.  Unless the context otherwise requires, the “Company,” refers to Francesca’s Holdings Corporation and its consolidated subsidiaries. The Company operates a national chain of retail boutiques designed and merchandised to feel like independently owned, upscale boutiques and provide its customers with an inviting, intimate and fun shopping experience. The Company offers a diverse and balanced mix of apparel, jewelry, accessories and gifts at attractive prices. At May 3, 2014, the Company operated 513 boutiques, which are located in 46 states throughout the United States and the District of Columbia, and its direct-to-consumer website.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations, changes in equity, and cash flows at the dates and for the periods presented. The financial information as of February 1, 2014 was derived from the Company’s audited consolidated financial statements and notes thereto as of and for the fiscal year ended February 1, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2014.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the fiscal year ended February 1, 2014 included in the Company’s Annual Report on Form 10-K.

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

Fiscal Year

The Company maintains its accounts on a 52- or 53-week year ending on the Saturday closest to January 31st. Fiscal years 2014 and 2013 each include 52 weeks of operations. The fiscal quarters ended May 3, 2014 and May 4, 2013 refer to the thirteen-week periods ended as of those dates.

Management Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, net of estimated sales return, and expenses during the reporting periods. Actual results could differ materially from those estimates.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

Recent Accounting Pronouncements

In May 2014 the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers.” This pronouncement was issued to improve the financial reporting of revenue and improve comparability of the top line in financial statements globally and is effective for reporting periods beginning on or after December 15, 2016. The Company is in the process of assessing the provisions of this new guidance and has not determined whether the adoption will have a material impact on our consolidated financial statements.

Subsequent Event

In June 2014 management determined that the Company should dispose of sufficient amounts of slow moving inventory during the second fiscal quarter to accelerate the flow of new merchandise into its boutiques. The Company estimates that during the second quarter it will dispose of approximately $2.5 to $3.5 million of inventory at cost before taxes or $0.04 to $0.05 diluted earnings per share.

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

The following table summarizes the potential dilution that could occur if options to acquire common stock were exercised or if the restricted stock grants were fully vested and reconciles the weighted-average common shares outstanding used in the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
	(in thousands, except per share data)
Numerator:
Net income	$8,560	$10,937
Denominator:
Weighted-average common shares outstanding - basic	42,189	43,939
Options and other dilutive securities	173	941
Weighted-average common shares outstanding - diluted	42,362	44,880

Per common share:
Basic earnings per common share	$0.20	$0.25
Diluted earnings per common share	$0.20	$0.24

Stock options to purchase common stock in the amount of 0.8 million shares in each of the thirteen weeks ended May 3, 2014 and May 4, 2013 were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

3.	Fair value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount reflected in the consolidated balance sheets of financial assets and liabilities, which includes cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated their fair values due to the short term nature of these financial assets and liabilities. The carrying amount of the Company’s debt approximates its fair value primarily due to the variable component of interest on debt.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

4.	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate. The effective income tax rates for the thirteen weeks ended May 3, 2014 and May 4, 2013 were 38.4% and 39.2%, respectively. The difference between our effective tax rate and federal statutory rate primarily relates to state income taxes.

5.	Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc. (“Francesca’s Collections” or the “Borrower”), as borrower, and its parent company, Francesca’s LLC, a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto. The credit facility provides capacity of $75.0 million (including up to $10.0 million for letters of credit) and matures on August 30, 2018.  The facility also contains an option permitting the Borrower, subject to certain requirements and conditions, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event the Borrower has certain indebtedness outstanding.  At May 3, 2014, $15.0 million was outstanding under the credit facility and no letters of credit were outstanding.

The credit facility contains customary events of default and requires the Borrower to comply with certain financial covenants. As of May 3, 2014, the Borrower was in compliance with all covenants under the credit facility. The credit facility restricts the amount of dividends the Borrower can pay; provided that the Borrower is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and the Borrower is in pro forma compliance with a maximum secured leverage ratio. At May 3, 2014, the Borrower would have met the conditions for paying dividends out of the available investment basket. All obligations under the credit facility are secured by substantially all the assets of the Borrower and any subsidiary guarantor, if any. All obligations under the facility are unconditionally guaranteed by, subject to certain exceptions, by Francesca’s LLC and each of the Borrower’s existing and future direct and indirect wholly-owned domestic subsidiaries.

6.	Stock-based Compensation

The Company’s employees participate in various stock-based compensation plans, including stock options and restricted stock awards.

Stock-based compensation cost is measured at the grant date fair value and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company estimates forfeitures for grants that are not expected to vest. The stock-based compensation cost recognized in the thirteen weeks ended May 3, 2014 and May 4, 2013 totaled $0.8 million and $1.0 million, respectively.

Stock Options

During the thirteen weeks ended May 3, 2014 and May 4, 2013, the intrinsic value of stock options exercised totaled $2.0 million and $6.3 million, respectively, while stock options were granted at a weighted average grant date fair value of $11.11 and $15.28, respectively.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

As of May 3, 2014 there was approximately $6.9 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Awards

On April 11, 2014, the Company awarded 158,451 service and performance-based restricted stock awards to certain executives and other key employees. These awards entitle the grantee to receive a maximum of 1.5 shares of common stock per service and performance-based restricted stock award if the Company achieves specified annual performance goals set at the beginning of each year over a three year period. The grantee may earn a portion of the award based on the annual performance of each individual year but must remain with the Company for the entire three year vesting period to receive such awards. Specified performance goals include the achievement of certain levels of earnings per share and net sales growth. The fair value of the restricted stock awards is based on the closing price of the Company’s common stock on the award date, which was $17.04 per share for those awards related to the fiscal 2014 performance period. Compensation expense is recognized when it is probable that specified performance goals will be achieved. Such compensation is recognized from the award date over the remaining vesting period.

7.	Share Repurchases

On September 3, 2013, the Company’s Board of Directors authorized a $100.0 million share repurchase program commencing on the same date.  This authorization has no expiration date.  Under the repurchase program, purchases can be made from time to time in the open market, in privately negotiated transactions, under Rule 10b5-1 plans or through other available means.  The specific timing and amount of the repurchases is dependent on market conditions, securities law limitations and other factors.  During the thirteen weeks ended May 3, 2014, the Company repurchased 285,000 shares of its common stock at a cost of approximately $5.3 million or an average price (including brokers’ commission) of $18.49 per share.  The cost of repurchased shares is presented as treasury stock in the unaudited consolidated balance sheets.  As of May 3, 2014, the remaining balance available for future share repurchase was approximately $39.9 million.

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

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

Minimum future rental payments under non-cancellable operating leases as of May 3, 2014, are as follows:

Fiscal year	Amount
(In thousands)
Remainder of 2014	$24,089
2015	32,654
2016	31,920
2017	30,595
2018	28,609
Thereafter	80,042
$227,909

Legal Proceedings

On September 27, 2013 and November 4, 2013, two purported class action lawsuits entitled Ortuzar v. Francesca’s Holdings Corp., et al. and West Palm Beach Police Pension Fund v. Francesca’s Holdings Corp., et al. were filed in the United States District Court for the  Southern District of New York against the Company and certain of its current and former directors and officers for alleged violations of the federal securities laws arising from statements in certain public disclosures regarding the Company’s current and future business and financial  condition. On December 19, 2013, the Court consolidated the actions and appointed Arkansas Teacher Retirement System as lead plaintiff. On March 14, 2014, lead plaintiff filed a consolidated class action complaint purportedly on behalf of shareholders that purchased or acquired the Company’s publicly traded common stock between July 22, 2011 and September 3, 2013 against the Company and certain of its current and former directors and officers. The consolidated complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a) (2), and 15 of the Securities Act of 1933 for allegedly false and misleading statements in the Company’s public disclosures concerning, among other things, the Company’s relationship with certain vendors. The lawsuit seeks damages in an unspecified amount. On May 13, 2014 defendants moved to dismiss the consolidated complaint. The Company believes that the allegations contained in the consolidated complaint are without merit and intends to vigorously defend itself against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, the Company has not recorded an accrual for any possible loss.

On December 11, 2013, a purported shareholder derivative action entitled Daniell v. De Merritt, et al., was filed on behalf of the Company in the District Court of Harris County, Texas, naming certain of the Company’s current and former officers and directors as defendants and naming the Company as a nominal defendant. The complaint alleges breaches of fiduciary duty including the dissemination of false and misleading statements, failure to maintain internal controls, and insider selling and misappropriation of information, unjust enrichment, abuse of control, and gross mismanagement. The derivative action seeks damages in an unspecified amount, an order directing the Company “to reform and improve” corporate governance and internal controls, restitution and disgorgement from the defendants, and costs and attorneys’ fees. On January 30, 2014, the Company and defendants moved to dismiss the complaint, on May 9, 2014, plaintiff filed an amended petition alleging the same causes of action and adding CCMP Capital, LLC as a defendant. On May 16, 2014, plaintiff filed a notice of nonsuit seeking an order dismissing his claims without prejudice. On May 28, 2014, plaintiff filed a substantially similar complaint in the Court of Chancery of the State of Delaware alleging the same causes of action against the same parties as the amended petition in Texas.

The Company, from time to time, is subject to various claims and legal proceedings arising in the ordinary course of business.  While the outcome of any such claim cannot be predicted with certainty, in the opinion of management, the outcome of these matters is unlikely to have a material adverse effect on the Company’s business, results of operations or financial condition.

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. These risks and uncertainties include, but are not limited to, the following: the risk that we cannot anticipate, identify and respond quickly to changing fashion trends and customer preferences; our ability to attract a sufficient number of customers to our boutiques or sell sufficient quantities of our merchandise through our direct-to-consumer business; our ability to successfully open and operate new boutiques each year; and our ability to efficiently source and distribute additional merchandise quantities necessary to support our growth. For additional information regarding these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward looking statements, please refer to “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 and filed with the Securities and Exchange Commission (“SEC”) on March 28, 2014 and any risk factors contained in subsequent Quarterly Reports on Form 10-Q we file with the SEC.

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

Potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. These forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update or revise any forward-looking statements publicly after the date of this report whether as a result of new information, future developments or otherwise.

Overview

Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” “us” and “francescas ® ” refer to Francesca’s Holdings Corporation and its consolidated subsidiaries.

francesca’s® is a growing specialty retailer with retail locations designed and merchandised to feel like independently owned, upscale boutiques providing customers a fun and differentiated shopping experience. The merchandise assortment is a diverse and balanced mix of apparel, jewelry, accessories and gifts. As of May 3, 2014, francesca’s ® operated 513 boutiques in 46 states and the District of Columbia and also served its customers through www.francescas.com, its direct-to-consumer website. The information contained on our website is not incorporated by reference into this Quarterly Report on Form 10-Q and you should not consider information contained on our website to be part of this Quarterly Report on Form 10-Q.

Our net sales increased 8% to $85.4 million in the thirteen weeks ended May 3, 2014 from $79.0 million in the thirteen weeks ended May 4, 2013. Over the same period, income from operations decreased by 22% to $14.0 million from $18.0 million in the prior year. Net income decreased 22% to $8.6 million, or $0.04 per diluted share, in the first quarter of fiscal year 2014 compared to net income of $10.9 million, or $0.24 per diluted share, in the comparable prior year period.

We have increased our boutique count to 513 boutiques as of May 3, 2014 from 416 boutiques as of May 4, 2013. To complete our planned boutique openings for the fiscal year 2014, we plan to open 23 boutiques during the remainder of the fiscal year.

Results of Operations

The following represents operating data for the thirteen weeks ended May 3, 2014 and May 4, 2013.

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Total net sales growth for period	8%	29%
Comparable sales growth for period(1)	(7)%	2%
Number of boutiques open at end of period	513	416
Net sales per average square foot for period (not in thousands)(2)	$131	$148
Average square feet per boutique (not in thousands)(3)	1,341	1,368
Total gross square feet at end of period (in thousands)	688	569

(1)	A boutique is included in comparable sales on the first day of the fifteenth full month following the boutique’s opening. When a boutique that is included in comparable sales is relocated, we continue to consider sales from that boutique to be comparable sales. If a boutique is closed for thirty days or longer for a remodel or as a result of weather damage, fire or the like, we no longer consider sales from that boutique to be comparable sales. Comparable sales results include our direct-to-consumer sales.
(2)	Net sales per average square foot are calculated by dividing net sales for the period by the average square feet during the period. Because of our rapid growth, for purposes of providing net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. For individual quarterly periods, average square feet is calculated as (a) the sum of total gross square feet at the beginning and end of the period, divided by (b) two. There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.
(3)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques at the end of the period.

Boutique Count

The following table summarizes the number of boutiques open at the beginning and end of the periods indicated.

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Number of boutiques open at beginning of period	451	360
Boutiques added	62	56
Number of boutiques open at the end of period	513	416

Thirteen Weeks Ended May 3, 2014 Compared to Thirteen Weeks Ended May 4, 2013

	Thirteen Weeks Ended
	May 3, 2014		May 4, 2013		Variance
	In USD	As a % of Net Sales(1)	In USD	As a % of Net Sales(1)	In USD	%	Basis Points
	(In thousands, except percentages)
Net sales	$85,424	100.0%	$78,987	100.0%	$6,437	8%	-
Cost of goods sold and occupancy costs	43,592	51.0%	37,615	47.6%	5,977	16%	340
Gross profit	41,832	49.0%	41,372	52.4%	460	1%	(340)
Selling, general and administrative expenses	27,812	32.6%	23,351	29.6%	4,461	19%	300
Income from operations	14,020	16.4%	18,021	22.8%	(4,001)	(22%)	(640)
Interest expense	(221)	(0.3)%	(116)	(0.1)%	(105)	91%	(10)
Other income	103	0.1%	83	0.1%	20	24%	-
Income before income tax expense	13,902	16.3%	17,988	22.8%	(4,086)	(23%)	(650)
Income tax expense	5,342	6.3%	7,051	8.9%	(1,709)	(24%)	(270)
Net income	$8,560	10.0%	$10,937	13.8%	$(2,377)	(22%)	(380)

(1) Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales increased 8% to $85.4 million in the thirteen weeks ended May 3, 2014 from $79.0 million in the thirteen weeks ended May 4, 2013. This increase is primarily attributable to the increase in non-comparable sales, which in turn is due to the increase in the number of boutiques in operation in the first quarter of fiscal year 2014 as compared to the same period of the prior year. This change was partially offset by a 7% decrease in comparable sales. The decrease in comparable sales was driven by a 7% decrease in transactions partially offset by an increase in direct-to-consumer sales of 84%. There were 360 comparable boutiques and 153 non-comparable boutiques open at May 3, 2014 compared to 283 and 133, respectively, at May 4, 2013. Our boutique sales were impacted by severe winter weather conditions in the quarter which caused temporary boutique closures throughout a large number of geographic regions.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 16% to $43.6 million in the thirteen weeks ended May 3, 2014 from $37.6 million in the thirteen weeks ended May 4, 2013. Cost of merchandise and freight expenses increased by $3.6 million driven by the increased sales volume. Occupancy costs increased by $2.3 million due to the increase in the number of boutiques in operation during the thirteen weeks ended May 3, 2014 compared to the same period of the prior year.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 51.0% in the thirteen weeks ended May 3, 2014 from 47.6% in the thirteen weeks ended May 4, 2013. This unfavorable variance included a 180 basis point decrease in merchandise margins primarily as a result of increased markdowns and promotional activity related to the sale of carryover clearance inventory from the fourth quarter and the general competitive sales environment. Additionally, occupancy costs increased 160 basis points primarily due to the deleveraging of fixed expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 19% to $27.8 million in the thirteen weeks ended May 3, 2014 from $23.4 million in the thirteen weeks ended May 4, 2013. As a percentage of net sales, selling, general and administrative expense increased to 32.6% in the thirteen weeks ended May 3, 2014 as compared to 29.6% in the thirteen weeks ended May 4, 2013. This increase was primarily due to general deleveraging of expenses due to lower sales growth as well as the higher boutique and corporate payroll associated with expansion of the field leadership structure during late 2013 to support the larger boutique base.

Income Tax Expense

The decrease in provision for income taxes of $1.7 million in the thirteen weeks ended May 3, 2014 compared to the thirteen weeks ended May 4, 2013 was primarily due to the decrease in pre-tax income. The effective tax rate of 38.4% in the thirteen weeks ended May 3, 2014 was comparable to the effective tax rate of 39.2% in the thirteen weeks ended May 4, 2013.

Sales by Merchandise Category

	Thirteen Weeks Ended
	May 3, 2014		May 4, 2013
	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales
	(in thousands, except percentages)
Apparel	$44,764	52.3%	$39,849	50.7%
Jewelry	18,321	21.4%	18,981	24.1%
Accessories	14,144	16.5%	12,614	16.0%
Gifts	8,399	9.8%	7,230	9.2%
Merchandise sales(1)	$85,628	100.0%	$78,674	100.0%

(1)	Excludes gift card breakage income, shipping and change in return reserve.

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

We were in compliance with all covenants under our revolving credit facility as of May 3, 2014. On May 3, 2014, we had $25.4 million of cash and cash equivalents and approximately $60 million in borrowing availability under our revolving credit facility. There were no letters of credit outstanding at May 3, 2014.

We expect that our cash flow from operations along with borrowings under our revolving credit facility and tenant allowances for new boutiques will be sufficient to fund capital expenditures and our working capital requirements for at least the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
	(In thousands)
Provided by operating activities	$9,710	$12,089
Used in investing activities	(8,078)	(8,517)
Provided by (used in) financing activities	(13,717)	314

Net increase (decrease) in cash and cash equivalents	$(12,085)	$3,886

Operating Activities

Operating activities consist of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords. Net cash provided by operating activities was $9.7 million and $12.1 million in each of the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively. The decrease in cash provided by operating activities in the current quarter was primarily due to lower net income as well as timing changes with respect to accounts payable, accrued liabilities and accounts receivable.

Investing Activities

Investing activities consist primarily of capital expenditures for new boutiques, improvements to existing boutiques, as well as investment in information technology and our distribution facility.

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
	(In thousands)
Capital expenditures for:
New boutiques	$6,663	$7,350
Existing boutiques	1,309	337
Technology	61	627
Corporate and distribution	45	203
Net cash used in investing activities	$8,078	$8,517

Our total capital expenditures for the thirteen weeks ended May 3, 2014 and May 4, 2013 were $8.1 million and $8.5 million, respectively, with new boutiques accounting for most of our spending at $6.7 million and $7.4 million, respectively. $1.3 million was paid during the period in connection with the remodeling of 19 existing boutiques. Spending for new boutiques included amounts associated with boutiques that will open subsequent to the end of each fiscal quarter. We opened 62 boutiques in the thirteen weeks ended May 3, 2014 compared to 56 boutiques in the thirteen weeks ended May 4, 2013. The average cost of the leasehold improvements, equipment, furniture and fixtures, excluding tenant allowances which are reflected in operating cash flows, for new boutiques opened in the thirteen weeks ended May 3, 2014 and May 4, 2013 was $182,000 and $172,000, respectively. The average tenant allowance per new boutique in the thirteen weeks ended May 3, 2014 and May 4, 2013 was $89,000 and $72,000, respectively. Tenant allowances are amortized as a reduction in rent expense over the term of the lease. The average collection period for these allowances is approximately six months after boutique opening. As a result, we fund the cost of new boutiques with cash flow from operations, build-out allowances from our landlords, or borrowings under our revolving credit facility.

Management anticipates that capital expenditures for the remainder of fiscal year 2014 will be approximately $17 million to $19 million. The majority of this amount will be spent on new boutique leasehold improvements at approximately $11 million to $13 million. Additionally, we plan to complete remodels for approximately 30-35 boutiques during the fiscal year. The remaining capital expenditures are expected to be used for our technology initiatives as well as corporate office and distribution center enhancements.

Financing Activities

Financing activities consist of borrowings and payments under our revolving credit facility, repurchases of our common stock, and proceeds from the exercise of stock options and the related tax consequence.

Net cash used in financing activities was $13.7 million during the thirteen weeks ended May 3, 2014 compared to net cash provided by financing activities of $0.3 million during the thirteen weeks ended May 4, 2013. During the quarter, we repaid $10.0 million of borrowings under our revolving credit facility and additionally repurchased $5.3 million of common stock.

Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc. (“Francesca’s Collections” or the “Borrower”), as borrower, and its parent company, Francesca's LLC, a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto. The credit facility provides capacity of $75.0 million (including up to $10.0 million for letters of credit) and matures on August 30, 2018. The facility also contains an option permitting the Borrower, subject to certain requirements and conditions, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event the Borrower has certain indebtedness outstanding. At May 3, 2014, $15.0 million was outstanding under the credit facility and no letters of credit were outstanding.

The credit facility contains customary events of default and requires the Borrower to comply with certain financial covenants. As of May 3, 2014, the Borrower was in compliance with all covenants under the credit facility. The credit facility restricts the amount of dividends the Borrower can pay; provided that the Borrower is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and the Borrower is in pro forma compliance with a maximum secured leverage ratio. At May 3, 2014, the Borrower would have met the conditions for paying dividends out of the available investment basket. All obligations under the credit facility are secured by substantially all the assets of the Borrower and any subsidiary guarantor, if any. All obligations under the facility are unconditionally guaranteed by, subject to certain exceptions, by Francesca’s LLC and each of the Borrower’s existing and future direct and indirect wholly-owned domestic subsidiaries.

During the thirteen weeks ended May 3, 2014, amounts outstanding under the credit facility accrued interest at an average rate of 2.0%.

Share Repurchase Program

For information regarding our share repurchase program, please refer to Note 7 to our unaudited consolidated financial statements included in Part I of this report, which is incorporated herein by reference.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 1 to the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014. As of May 3, 2014, there were no significant changes to any of our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, please refer to Note 1 to our unaudited consolidated financial statements included in Part I of this Report, which is incorporated herein by reference.

Subsequent Event

We regularly review our inventory balances to identify slow moving merchandise. We generally use markdowns to clear this type of merchandise. However, due to the negative impact of various macro conditions on our planned sales levels within primarily the apparel and jewelry categories, inventory balances have outpaced sales. We believe that regular markdowns are insufficient to clear slow moving inventory at a pace that is suitable for our merchandising strategy. A primary reason our customer shops our boutiques, we believe, is her love for new fashion. Accordingly, in June 2014 we determined that we should dispose of sufficient amount of slow moving inventory during the second fiscal quarter to accelerate the flow of new merchandise into our boutiques. We believe that this strategy will adequately address our customers’ desire for new fashion and will likely allow us to attain improved results through the back half of 2014.We estimate that during the second quarter we will dispose of approximately $2.5 to $3.5 million of inventory at cost before taxes or $0.04 to $0.05 diluted earnings per share.

Contractual Obligations

There were no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, other than those which occur in the normal course of business.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows could be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future. At May 3, 2014, we had $15.0 million of borrowings outstanding under our revolving credit facility and the weighted average interest rate during the period was 2.0%. Based on a sensitivity analysis at May 3, 2014, assuming the loan balance would be outstanding for the remainder of the fiscal year, a 100 basis point increase in interest rates would increase annual interest expense by $0.1 million.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective at the reasonable assurance level as of May 3, 2014.

There were no changes in our internal control over financial reporting during the quarter ended May 3, 2014 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings involving us, please refer to Note 8 to our unaudited consolidated financial statements included in Part I of this Report, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 and filed with the SEC on March 28, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company’s share repurchase activity during the thirteen weeks ended May 3, 2014.

Period (1)	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of a publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs

February 2, 2014 – March 1, 2014	285,000	$18.49	285,000	$39,933,273
March 2, 2014 – April 5, 2014	—	—	—	—
April 6, 2014 – May 3, 2014	—	—	—	—

Total	285,000	$18.49	285,000

(1)	Periodic information is presented by reference to our fiscal monthly periods during the first quarter of fiscal year 2014.

(1)	Average price paid per share includes brokers’ commission.

(3)	On September 3, 2013, the Company's Board of Directors authorized a $100 million share repurchase program commencing on the same date. This authorization has no expiration date. Under the repurchase program, purchases can be made from time to time through open market purchases, in privately negotiated transactions, under a Rule 10b5-1 plans or through other available means. The specific timing and amount of repurchases is dependent on market conditions, securities law limitations and other factors.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1 ┼*	Form of Restricted Stock Award Agreement

31.1*	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of May 3, 2014, February 1, 2014 and May 4, 2013, (ii) the Unaudited Consolidated Statements of Operations for the thirteen weeks ended May 3, 2014 and May 4, 2013, (iii) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the thirteen weeks ended May 3, 2014, (iv) Unaudited Consolidated Statements of Cash Flows for the thirteen weeks ended May 3, 2014 and May 4, 2013 and (v) the Notes to the Unaudited Consolidated Financial Statements.

┼ Indicates a management contract or compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Francesca’s Holdings Corporation
(Registrant)

Date: June 11, 2014	/s/ Mark Vendetti
Mark Vendetti
Chief Financial Officer (duly authorized officer and Principal Financial and Accounting Officer)

