Form 10-Q
period 2014-08-02
Francesca's Holdings CORP
filed 2014-09-10
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 2, 2014

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

The registrant had 42,297,832 shares (excluding 3,179,581 of treasury stock) of its common stock outstanding as of August 31, 2014.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Francesca’s Holdings Corporation

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	August 2, 2014	February 1, 2014	August 3, 2013
ASSETS
Current assets:
Cash and cash equivalents	$24,861	$37,498	$39,550
Accounts receivable	9,905	8,984	6,549
Inventories	30,191	24,614	25,590
Deferred income taxes	4,726	4,565	3,750
Prepaid expenses and other current assets	6,965	6,764	5,011
Total current assets	76,648	82,425	80,450
Property and equipment, net	71,217	64,131	56,268
Deferred income taxes	4,562	2,335	3,741
Other assets, net	1,538	1,654	2,132
TOTAL ASSETS	$153,965	$150,545	$142,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,380	$10,207	$5,867
Accrued liabilities	9,088	9,823	8,496
Total current liabilities	20,468	20,030	14,363
Landlord incentives and deferred rent	33,097	27,448	27,475
Long-term debt	5,000	25,000	—
Total liabilities	58,565	72,478	41,838

Commitments and contingencies

Stockholders’ equity:
Common stock - $.01 par value, 80.0 million shares authorized; 45.5 million, 45.2 million and 44.1 million shares issued at August 2, 2014, February 1, 2014 and August 3, 2013, respectively.	455	452	441
Additional paid-in capital	104,925	101,192	88,299
Retained earnings	50,163	31,296	12,013
Treasury stock, at cost – 3.2 million, 2.9 million and 0 shares held at August 2, 2014, February 1, 2014 and August 3, 2013, respectively.	(60,143)	(54,873)	—
Total stockholders’ equity	95,400	78,067	100,753
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$153,965	$150,545	$142,591

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	$97,319	$89,566	$182,743	$168,554
Cost of goods sold and occupancy costs	52,004	41,810	95,596	79,426
Gross profit	45,315	47,756	87,147	89,128
Selling, general and administrative expenses	28,653	23,683	56,465	47,034
Income from operations	16,662	24,073	30,682	42,094
Interest expense	(169)	(117)	(390)	(233)
Other income	56	121	159	204
Income before income tax expense	16,549	24,077	30,451	42,065
Income tax expense	6,242	9,458	11,584	16,509
Net income	$10,307	$14,619	$18,867	$25,556

Basic earnings per common share	$0.24	$0.33	$0.45	$0.58
Diluted earnings per common share	$0.24	$0.33	$0.45	$0.57

Weighted average shares outstanding:
Basic shares	42,252	44,050	42,220	43,995
Diluted shares	42,367	44,905	42,364	44,894

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost	Total Stockholders' Equity

Balance, February 1, 2014	42,349	$452	$101,192	$31,296	$(54,873)	$78,067
Net income	—	—	—	18,867	—	18,867
Stock-based compensation	—	—	1,629	—	—	1,629
Stock options exercised and related tax benefit	232	3	2,104	—	—	2,107
Repurchases of common stock	(285)	—	—	—	(5,270)	(5,270)
Balance, August 2, 2014	42,296	$455	$104,925	$50,163	$(60,143)	$95,400

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Twenty Six Weeks Ended
	August 2, 2014	August 3, 2013
Cash Flows From Operating Activities:
Net income	$18,867	$25,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,244	4,774
Stock-based compensation expense	1,629	1,953
Excess tax benefit from stock-based compensation	(775)	(2,828)
Inventory write-off	2,731	—
Loss on sale of assets	121	136
Amortization of debt issuance costs	122	147
Deferred income taxes	(2,388)	(1,628)
Changes in operating assets and liabilities:
Accounts receivable	(146)	(4,045)
Inventories	(8,308)	(6,541)
Prepaid expenses and other assets	(208)	(968)
Accounts payable	1,480	(2,491)
Accrued liabilities	(735)	657
Landlord incentive and deferred rent	5,649	5,383
Net cash provided by operating activities	24,283	20,105

Cash Flows Used in Investing Activities:
Purchase of property and equipment	(13,759)	(11,622)
Proceeds from sale of assets	2	3
Net cash used in investing activities	(13,757)	(11,619)

Cash Flows Provided by (Used in) Financing Activities:
Repayments of borrowings under the revolving credit facility	(20,000)	—
Repurchases of common stock	(5,270)	—
Proceeds from the exercise of stock options	1,332	639
Taxes paid related to net settlement of equity awards	—	(2,280)
Excess tax benefit from stock-based compensation	775	2,828
Net cash provided by (used in) financing activities	(23,163)	1,187

Net increase (decrease) in cash and cash equivalents	(12,637)	9,673
Cash and cash equivalents, beginning of year	37,498	29,877
Cash and cash equivalents, end of period	$24,861	$39,550

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$9,413	$17,647
Interest paid	$288	$81

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Francesca’s Holdings Corporation is a holding company incorporated in 2007 under the laws of the State of Delaware whose business operations are conducted through its subsidiaries.  Unless the context otherwise requires, the “Company,” refers to Francesca’s Holdings Corporation and its consolidated subsidiaries. The Company operates a national chain of retail boutiques designed and merchandised to feel like independently owned, upscale boutiques and provide its customers with an inviting, intimate and fun shopping experience. The Company offers a diverse and balanced mix of apparel, jewelry, accessories and gifts at attractive prices. At August 2, 2014, the Company operated 526 boutiques, which are located in 47 states throughout the United States and the District of Columbia, and its direct-to-consumer website.

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

Fiscal Year

The Company maintains its accounts on a 52- or 53-week year ending on the Saturday closest to January 31st. Fiscal years 2014 and 2013 each include 52 weeks of operations. The fiscal quarters ended August 2, 2014 and August 3, 2013 refer to the thirteen-week periods ended as of those dates. The year-to-date periods ended August 2, 2014 and August 3, 2013 refer to the twenty-six week periods ended as of those dates.

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

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ( “FASB” ) issued Accounting Standards Update ( “ASU” ) No. 2014-15, “Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. This guidance is effective for annual periods ending after December 15, 2016 and for annual and interim periods thereafter. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

In May 2014 the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This pronouncement was issued to improve the financial reporting of revenue and improves comparability of the top line in financial statements globally and is effective for reporting periods beginning on or after December 15, 2016. The Company is in the process of assessing the provisions of this new guidance and has not determined whether the adoption will have a material impact on our consolidated financial statements.

2.	Earnings Per Share

Basic earnings per common share amounts are calculated using the weighted-average number of common shares outstanding for the period. Diluted earnings per common share amounts are calculated using the weighted-average number of common shares outstanding for the period and include the dilutive impact of stock options and restricted stock grants using the more dilutive of the treasury stock method or the two-class method.

The following table summarizes the potential dilution that could occur if options to acquire common stock were exercised or if restricted stock grants were fully vested and reconciles the weighted-average common shares outstanding used in the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
	(in thousands, except per share data)
Numerator:
Net income	$10,307	$14,619	$18,867	$25,556

Denominator:
Weighted-average common shares outstanding - basic	42,252	44,050	42,220	43,995
Options and other dilutive securities	115	855	144	899
Weighted-average common shares outstanding - diluted	42,367	44,905	42,364	44,894

Per common share:
Basic earnings per common share	$0.24	$0.33	$0.45	$0.58
Diluted earnings per common share	$0.24	$0.33	$0.45	$0.57

Potentially issuable shares under the Company’s stock-based compensation plans amounting to 0.9 million shares in each of the thirteen and twenty six weeks ended August 2, 2014 and 0.8 million shares in each of the thirteen and twenty six weeks ended August 3, 2013 were excluded in the computation of diluted earnings per share due to their anti-dilutive effect.

3.	Inventory

To accelerate the flow of new merchandise into its boutiques, the Company disposed of certain slow-moving inventory during the second quarter of fiscal year 2014 at a net cost of $2.9 million.

4.	Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount reflected in the consolidated balance sheets of financial assets and liabilities, which includes cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated their fair values due to the short term nature of these financial assets and liabilities. The carrying value of the Company’s debt approximates its fair value primarily due to the variable component of interest on debt.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

5.	Income Taxes

 The provision for income taxes is based on the current estimate of the annual effective tax rate. The effective income tax rates for the thirteen and twenty six weeks ended August 2, 2014 were 37.7% and 38.0%, respectively. The effective tax rates for both the thirteen and twenty six weeks ended August 3, 2013 was 39.3%. The difference between our effective tax rate and federal statutory rate primarily relates to state income taxes.

6.	Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc. (“Francesca’s Collections” or the “Borrower”), as borrower, and its parent company, Francesca’s LLC, a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto. The credit facility provides capacity of $75.0 million (including up to $10.0 million for letters of credit) and matures on August 30, 2018.  The facility also contains an option permitting the Borrower, subject to certain requirements and conditions, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event the Borrower has certain indebtedness outstanding.  At August 2, 2014, $5.0 million was outstanding under the credit facility and no letters of credit were outstanding. See Note 10, “Subsequent Event” for additional information.

The credit facility contains customary events of default and requires the Borrower to comply with certain financial covenants. As of August 2, 2014, the Borrower was in compliance with all covenants under the credit facility. The credit facility restricts the amount of dividends the Borrower can pay; provided that the Borrower is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and the Borrower is in pro forma compliance with a maximum secured leverage ratio. At August 2, 2014, the Borrower would have met the conditions for paying dividends out of the available investment basket. All obligations under the credit facility are secured by substantially all the assets of the Borrower and any subsidiary guarantor, if any. All obligations under the facility are unconditionally guaranteed by, subject to certain exceptions, by Francesca’s LLC and each of the Borrower’s existing and future direct and indirect wholly-owned domestic subsidiaries.

7.	Stock-based Compensation

The Company’s employees participate in various stock-based compensation plans, including stock options and restricted stock awards.

Stock-based compensation cost is measured at the grant date fair value and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company estimates forfeitures for grants that are not expected to vest. The stock-based compensation cost recognized in the thirteen and twenty six weeks ended August 2, 2014 totaled $0.8 million and $1.6 million, respectively. The stock-based compensation cost recognized in the thirteen and twenty six weeks ended August 3, 2013 totaled $1.0 million and $2.0 million, respectively,

Stock Options

During the twenty six weeks ended August 2, 2014 and August 3, 2013, the intrinsic value of stock options exercised totaled $2.8 million and $7.7 million, respectively, while stock options were granted at a weighted average grant date fair value of $8.03 and $15.55, respectively.

As of August 2, 2014 there was approximately $6.4 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted-average period of 3 years.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

Restricted Stock Awards

On April 11, 2014, the Company awarded a total of 158,450 service and performance-based restricted stock awards to certain executives and other key employees. These awards entitle the grantee to receive up to a maximum of 1.5 shares of the Company’s common stock per service-based and performance-based restricted stock award if the Company achieves specified annual performance goals set at the beginning of each of the fiscal years 2014, 2015 and 2016. The grantee may earn a portion of the award based on the annual performance during each individual year but must remain continuously employed with the Company for the entire three year vesting period to receive such awards. The specified performance goals include the achievement of certain levels of earnings per share and net sales growth. The fair value of the restricted stock awards is based on the closing price of the Company’s common stock on the award date, which was $17.04 per share for those awards related to the fiscal 2014 performance period. Compensation expense is recognized when it is probable that specified performance goals will be achieved. Such compensation is recognized from the award date over the remaining vesting period. As of August 2, 2014, no compensation expense has been recognized related to these awards.

8.	Share Repurchases

On September 3, 2013, the Company’s Board of Directors authorized a $100.0 million share repurchase program commencing on the same date. This authorization has no expiration date. Under the repurchase program, purchases can be made from time to time in the open market, in privately negotiated transactions, under Rule 10b5-1 plans or through other available means. The specific timing and amount of the repurchases is dependent on market conditions, securities law limitations and other factors. There were no share repurchases during the thirteen weeks ended August 2, 2013. During the twenty six weeks ended August 2, 2014, the Company repurchased 285,000 shares of its common stock at a cost of approximately $5.3 million or an average price (including brokers’ commission) of $18.49 per share. The cost of repurchased shares is presented as treasury stock in the unaudited consolidated balance sheets. As of August 2, 2014, the remaining balance available for future share repurchase was approximately $39.9 million.

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

Minimum future rental payments under non-cancellable operating leases as of August 2, 2014, are as follows:

Fiscal year	Amount
(In thousands)
Remainder of 2014	$16,376
2015	33,948
2016	33,309
2017	32,278
2018	30,054
Thereafter	86,450
$232,415

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

Legal Proceedings

On September 27, 2013 and November 4, 2013, two purported class action lawsuits entitled Ortuzar v. Francesca’s Holdings Corp., et al. and West Palm Beach Police Pension Fund v. Francesca’s Holdings Corp., et al. were filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former directors and officers for alleged violations of the federal securities laws arising from statements in certain public disclosures regarding the Company’s current and future business and financial condition. On December 19, 2013, the Court consolidated the actions and appointed Arkansas Teacher Retirement System as lead plaintiff. On March 14, 2014, lead plaintiff filed a consolidated class action complaint purportedly on behalf of shareholders that purchased or acquired the Company’s publicly traded common stock between July 22, 2011 and September 3, 2013 against the Company and certain of its current and former directors and officers. The consolidated complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a) (2), and 15 of the Securities Act of 1933 for allegedly false and misleading statements in the Company’s public disclosures concerning, among other things, the Company’s relationship with certain vendors. The lawsuit seeks damages in an unspecified amount. On May 13, 2014 defendants moved to dismiss the consolidated complaint. That motion was fully briefed as of August 13, 2014. The Company believes that the allegations contained in the consolidated complaint are without merit and intends to vigorously defend itself against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, the Company has not recorded an accrual for any possible loss.

On December 11, 2013, a purported shareholder derivative action entitled Daniell v. De Merritt, et al. was filed on behalf of the Company in the District Court of Harris County, Texas, naming certain of the Company’s current and former officers and directors as defendants and naming the Company as a nominal defendant. The complaint alleged breaches of fiduciary duty including the dissemination of false and misleading statements, failure to maintain internal controls, and insider selling and misappropriation of information, unjust enrichment, abuse of control, and gross mismanagement. This derivative action sought damages in an unspecified amount, an order directing the Company “to reform and improve” corporate governance and internal controls, restitution and disgorgement from the defendants, and costs and attorneys’ fees. On January 30, 2014, the Company and defendants moved to dismiss the complaint, on May 9, 2014, plaintiff filed an amended petition alleging the same causes of action, and on May 16, 2014, plaintiff filed a notice of nonsuit seeking an order dismissing his claims without prejudice. On May 28, 2014, plaintiff filed a substantially similar complaint alleging the same causes in the Delaware Court of Chancery. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, the Company has not recorded an accrual for any possible loss.

On July 8, 2014, a purported shareholder derivative action entitled Murphy v. Davis, et al. was filed on behalf of the Company in the Delaware Court of Chancery, naming certain of the Company’s current and former officers and directors as defendants and naming the Company as a nominal defendant. The Murphy complaint alleges claims of breaches of fiduciary duty, waste, and unjust enrichment. The Murphy complaint seeks damages in an unspecified amount, an order directing the Company “to reform and improve” corporate governance and internal controls, equitable and/or injunctive relief, restitution and disgorgement from the defendants, and costs and attorneys’ fees. The Company, Defendants, the Daniell plaintiff, and the Murphy plaintiff have agreed, subject to Court approval, to the consolidation of the Daniell and Murphy cases and the filing of a consolidated complaint.

The Company, from time to time, is subject to various claims and legal proceedings arising in the ordinary course of business.  While the outcome of any such claim cannot be predicted with certainty, in the opinion of management, the outcome of these matters is unlikely to have a material adverse effect on the Company’s business, results of operations or financial condition.

10.	Subsequent Event

Subsequent to quarter-end, the Borrower paid the outstanding balance on its revolving credit facility totaling $5.0 million. As of September 10, 2014, there was no outstanding amount under the revolving credit facility.

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

francesca’s® is a growing specialty retailer with retail locations designed and merchandised to feel like independently owned, upscale boutiques providing customers a fun and differentiated shopping experience. The merchandise assortment is a diverse and balanced mix of apparel, jewelry, accessories and gifts. As of August 2, 2014, francesca’s ® operated 526 boutiques in 47 states and the District of Columbia and also served its customers through www.francescas.com, its direct-to-consumer website. The information contained on our website is not incorporated by reference into this Quarterly Report on Form 10-Q and you should not consider information contained on our website to be part of this Quarterly Report on Form 10-Q.

During the thirteen weeks ended August 2, 2014, our net sales increased 9% to $97.3 million from $89.6 million, income from operations decreased by 31% to $16.7 million from $24.1 million and net income decreased 29% to $10.3 million, or $0.24 per diluted share, from $14.6 million, or $0.33 per diluted share, over the comparable prior year period. During the twenty six weeks ended August 2, 2014, our net sales increased 8% to $182.7 million from $168.6 million, income from operations decreased by 27% to $30.7 million from $42.1 million and net income decreased 26% to $18.9 million, or $0.45 per diluted share, from $25.6 million, or $0.57 per diluted share, over the comparable prior year period.

We have increased our boutique count to 526 boutiques as of August 2, 2014 from 436 boutiques as of August 3, 2013. To complete our planned boutique openings for the fiscal year 2014, we plan to open approximately 13 boutiques during the remainder of the fiscal year.

Results of Operations

The following represents operating data for the thirteen and twenty six weeks ended August 2, 2014 and August 3, 2013.

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Total net sales growth for period	9%	17%	8%	22%
Comparable sales growth for period(1)	(7)%	(1)%	(7)%	0%
Number of boutiques open at end of period	526	436	526	436
Net sales per average square foot for period (not in thousands)(2)	$140	$154	273	$304
Average square feet per boutique (not in thousands)(3)	1,345	1,361	1,345	1,361
Total gross square feet at end of period (in thousands)	707	594	708	594

(1)	A boutique is included in comparable sales on the first day of the fifteenth full month following the boutique’s opening. When a boutique that is included in comparable sales is relocated, we continue to consider sales from that boutique to be comparable sales. If a boutique is closed for thirty days or longer for a remodel or as a result of weather damage, fire or the like, we no longer consider sales from that boutique to be comparable sales. Comparable sales results include our direct-to-consumer sales.

(2)	Net sales per average square foot is calculated by dividing net sales for the period by the average square feet during the period. Because of our rapid growth, for purposes of providing net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. For individual quarterly periods, average square feet is calculated as (a) the sum of total gross square feet at the beginning and end of the period, divided by (b) two. There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.

(3)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.

 Boutique Count

The following table summarizes the number of boutiques open at the beginning and end of the periods indicated.

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Number of boutiques open at beginning of period	513	416	451	360
Boutiques added	13	20	75	76
Number of boutiques open at the end of period	526	436	526	436

Thirteen Weeks Ended August 2, 2014 Compared to Thirteen Weeks Ended August 3, 2013

	Thirteen Weeks Ended
	August 2, 2014		August 3, 2013		Variance
	In USD	As a % of Net Sales(1)	In USD	As a % of Net Sales(1)	In USD	%	Basis Points
	(In thousands, except percentages)
Net sales	$97,319	100.0%	$89,566	100.0%	$7,753	9%	—
Cost of goods sold and occupancy costs	52,004	53.4%	41,810	46.7%	10,194	24%	670
Gross profit	45,315	46.6%	47,756	53.3%	(2,441)	(5)%	(670)
Selling, general and administrative expenses	28,653	29.4%	23,683	26.4%	4,970	21%	300
Income from operations	16,662	17.1%	24,073	26.9%	(7,411)	(31)%	(980)
Interest expense	(169)	(0.2)%	(117)	(0.1)%	(52)	44%	(10)
Other income	56	0.1%	121	0.1%	(65)	(54)%	—
Income before income tax expense	16,549	17.0%	24,077	26.9%	(7,528)	(31)%	(990)
Income tax expense	6,242	6.4%	9,458	10.6%	(3,216)	(34)%	(420)
Net income	$10,307	10.6%	$14,619	16.3%	$(4,312)	(29)%	(570)

(1) Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales increased 9% to $97.3 million in the thirteen weeks ended August 2, 2014 from $89.6 million in the thirteen weeks ended August 3, 2013. This increase is primarily attributable to the increase in non-comparable sales, which in turn is due to the increase in the number of boutiques in operation in the second quarter of fiscal year 2014 as compared to the same period of the prior year. This change was partially offset by a 7% decrease in comparable sales driven by a 7% decrease in transactions. Our direct-to-consumer sales increased 98% to $3.6 million from $1.8 million during the prior year quarter. There were 416 comparable boutiques and 110 non-comparable boutiques open at August 2, 2014 compared to 313 and 123, respectively, at August 3, 2013.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 24% to $52.0 million in the thirteen weeks ended August 2, 2014 from $41.8 million in the thirteen weeks ended August 3, 2013. Cost of merchandise and freight expenses increased by $7.5 million due to increased sales volume as well as the disposal of certain slow-moving inventory during the second quarter of fiscal year 2014. Occupancy costs increased by $2.7 million due to the increase in the number of boutiques in operation during the thirteen weeks ended August 2, 2014 compared to the same period of the prior year.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 53.4% in the thirteen weeks ended August 2, 2014 from 46.7% in the thirteen weeks ended August 3, 2013, an unfavorable variance of 670 basis points. During the quarter, the disposal of certain slow-moving inventory accounted for 350 basis points while deleveraging of fixed occupancy costs accounted for 170 basis points respectively of the total unfavorable variance. The remaining unfavorable variance arose from increased markdowns and promotional activities and a merchandise mix change to the lower margin categories.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 21% to $28.7 million in the thirteen weeks ended August 2, 2014 from $23.7 million in the thirteen weeks ended August 3, 2013. As a percentage of net sales, selling, general and administrative expense increased to 29.4% in the thirteen weeks ended August 2, 2014 as compared to 26.4% in the thirteen weeks ended August 3, 2013. This increase was primarily due to deleveraging of expenses due to lower sales growth as well as the higher boutique and corporate payroll associated with expansion of the field leadership structure during late 2013 to support the larger boutique base.

Income Tax Expense

The decrease in provision for income taxes of $3.2 million in the thirteen weeks ended August 2, 2014 compared to the thirteen weeks ended August 3, 2013 was primarily due to the decrease in pre-tax income. The effective tax rate of 37.7% in the thirteen weeks ended August 2, 2014 was comparable to the effective tax rate of 39.3% in the thirteen weeks ended August 3, 2013.

Twenty Six Weeks Ended August 2, 2014 Compared to Twenty Six Weeks Ended August 3, 2013

	Twenty Six Weeks Ended
	August 2, 2014		August 3, 2013		Variance
	In USD	As a % of Net Sales(1)	In USD	As a % of Net Sales(1)	In USD	%	Basis Points
	(In thousands, except percentages)
Net sales	$182,743	100.0%	$168,554	100.0%	$14,189	8%	—
Cost of goods sold and occupancy costs	95,596	52.3%	79,426	47.1%	16,170	20%	520
Gross profit	87,147	47.7%	89,128	52.9%	(1,981)	(2)%	(520)
Selling, general and administrative expenses	56,465	30.9%	47,034	27.9%	9,431	20%	300
Income from operations	30,682	16.8%	42,094	25.0%	(11,412)	(27)%	(820)
Interest expense	(390)	(0.2)%	(233)	(0.1)%	(157)	67%	(10)
Other income	159	0.1%	204	0.1%	(45)	(22)%	—
Income before income tax expense	30,451	16.7%	42,065	25.0%	(11,614)	(28)%	(830)
Income tax expense	11,584	6.3%	16,509	9.8%	(4,925)	(30)%	(350)
Net income	$18,867	10.3%	$25,556	15.2%	$(6,689)	(26)%	(490)

(1) Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales increased 8% to $182.7 million in the twenty six weeks ended August 2, 2014 from $168.6 million in the twenty six weeks ended August 3, 2013. This increase is primarily attributable to the increase in non-comparable sales, which in turn is due to the increase in the number of boutiques in operation in the twenty six weeks ended August 2, 2014 as compared to the same period of the prior year. This change was partially offset by a 7% decrease in comparable sales driven by a 7% decrease in transactions. Our direct-to-consumer sales increased 91% to $6.6 million from $3.5 million over the same period. There were 416 comparable boutiques and 110 non-comparable boutiques open at August 2, 2014 compared to 313 and 123, respectively, at August 3, 2013.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 20% to $95.6 million in the twenty six weeks ended August 2, 2014 from $79.4 million in the twenty six weeks ended August 3, 2013. Cost of merchandise and freight expenses increased by $11.1 million due to increased sales volume as well as the disposal of certain slow-moving inventory during the second quarter of fiscal year 2014. Occupancy costs increased by $5.0 million due to the increase in the number of boutiques in operation during the twenty six weeks ended August 2, 2014 compared to the same period of the prior year.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 52.3% in the twenty six weeks ended August 2, 2014 from 47.1% in the twenty six weeks ended August 3, 2013, an unfavorable variance of 520 basis points. During the year-to-date period, the disposal of certain slow-moving inventory accounted for 190 basis points while deleveraging of fixed occupancy costs accounted for 160 basis points respectively of the total unfavorable variance. The remaining unfavorable variance arose from increased markdowns and promotional activities and a merchandise mix change to the lower margin categories.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 20% to $56.5 million in the twenty six weeks ended August 2, 2014 from $47.0 million in the twenty six weeks ended August 3, 2013. As a percentage of net sales, selling, general and administrative expense increased to 30.9% in the twenty six weeks ended August 2, 2014 as compared to 27.9% in the twenty six weeks ended August 3, 2013. This increase was primarily due to deleveraging of expenses due to lower sales growth as well as the higher boutique and corporate payroll expenses associated with expansion of the field leadership structure during late 2013 to support the larger boutique base.

Income Tax Expense

The decrease in provision for income taxes of $4.9 million in the twenty six weeks ended August 2, 2014 compared to the twenty six weeks ended August 3, 2013 was primarily due to the decrease in pre-tax income. The effective tax rate of 38.0% in the thirteen weeks ended August 2, 2014 was comparable to the effective tax rate of 39.3% in the thirteen weeks ended August 3, 2013.

 Sales by Merchandise Category

	Thirteen Weeks Ended				Twenty Six Weeks Ended
	August 2, 2014		August 3, 2013		August 2, 2014		August 3, 2013
	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales
	(in thousands, except percentages)
Apparel	$52,128	53.7%	$45,613	50.9%	$96,892	53.0%	$85,461	50.7%
Jewelry	20,594	21.2%	23,448	26.1%	38,914	21.3%	42,428	25.2%
Accessories	14,526	15.0%	12,763	14.2%	28,670	15.7%	25,377	15.1%
Gifts	9,865	10.1%	7,874	8.8%	18,287	10.0%	15,103	9.0%
Merchandise sales(1)	$97,113	100.0%	$89,698	100.0%	$182,763	100.0%	$168,369	100.0%

(1)	Excludes gift card breakage income, shipping and change in return reserve.

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

We were in compliance with all covenants under our revolving credit facility as of August 2, 2014. On August 2, 2014, we had $24.9 million of cash and cash equivalents and approximately $70.0 million in borrowing availability under our revolving credit facility. Subsequent to August 2, 2014, we paid the outstanding balance on the revolving credit facility and, as of September 10, 2014, there were no amounts outstanding under the revolving credit facility. There were no letters of credit outstanding at August 2, 2014.

We expect that our cash flow from operations along with borrowings under our revolving credit facility and tenant allowances for new boutiques will be sufficient to fund capital expenditures and our working capital requirements for at least the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table:

	Twenty Six Weeks Ended
	August 2, 2014	August 3, 2013
	(In thousands)
Provided by operating activities	$24,283	$20,105
Used in investing activities	(13,757)	(11,619)
Provided by (used in) financing activities	(23,163)	1,187

Net increase (decrease) in cash and cash equivalents	$(12,637)	$9,673

Operating Activities

Operating activities consist of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords. Net cash provided by operating activities was $24.3 million and $20.1 million in each of the twenty six weeks ended August 2, 2014 and August 3, 2013, respectively. The increase in cash provided by operating activities in the current quarter was primarily due to timing changes with respect to accounts receivable, accounts payable and accrued liabilities. This change was partially offset by an increase in inventories due to the increase in our boutique count and a decrease in net income.

Investing Activities

Investing activities consist primarily of capital expenditures for new boutiques, improvements to existing boutiques, as well as investment in information technology and our distribution facility.

	Twenty Six Weeks Ended
	August 2, 2014	August 3, 2013
	(In thousands)
Capital expenditures for:
New boutiques	$10,134	$8,871
Existing boutiques	2,783	829
Technology	696	1,390
Corporate and distribution	146	532
Total capital expenditures	$13,759	$11,622

Our total capital expenditures for the twenty six weeks ended August 2, 2014 and August 3, 2013 were $13.8 million and $11.6 million, respectively, with new boutiques accounting for most of our spending at $10.1 million and $8.9 million, respectively. $2.8 million was paid during the twenty-six weeks ended August 2, 2014 in connection with existing boutiques. The majority of this amount was spent on remodeling 34 existing boutiques. Spending for new boutiques included amounts associated with boutiques that will open subsequent to the end of each fiscal quarter. We opened 75 boutiques in the twenty six weeks ended August 2, 2014 compared to 76 boutiques in the twenty six weeks ended August 3, 2013. The average cost of the leasehold improvements, equipment, furniture and fixtures, excluding tenant allowances which are reflected in operating cash flows, for new boutiques opened in the twenty-six weeks ended August 2, 2014 and August 3, 2013 was $199,000 and $179,000, respectively. The average tenant allowance per new boutique in the twenty six weeks ended August 2, 2014 and August 3, 2013 was $90,000 and $74,000, respectively. The increase in average boutique build-out costs and average tenant allowances was principally due to opening more boutiques in mall locations in the current year-to-date period as compared to the prior year period. Tenant allowances are amortized as a reduction in rent expense over the term of the lease. The average collection period for these allowances is approximately six months after boutique opening. As a result, we fund the cost of new boutiques with cash flow from operations, build-out allowances from our landlords, or borrowings under our revolving credit facility.

Management anticipates that capital expenditures for the remainder of fiscal year 2014 will be approximately $11.7 million to $13.7 million. The majority of this amount will be spent on investments in new and existing boutiques

Financing Activities

Financing activities consist of borrowings and payments under our revolving credit facility, repurchases of our common stock, and proceeds from the exercise of stock options and the related tax consequence.

Net cash used in financing activities was $23.2 million during the twenty six weeks ended August 2, 2014 compared to net cash provided by financing activities of $1.2 million during the twenty six weeks ended August 3, 2013. The increase in net cash used in financing activities is attributable to repayments of borrowings under our revolving credit facility totaling $20.0 million and repurchases of our common stock amounting to $5.3 million.

Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc. (“Francesca’s Collections” or the “Borrower”), as borrower, and its parent company, Francesca's LLC, a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto. The credit facility provides capacity of $75.0 million (including up to $10.0 million for letters of credit) and matures on August 30, 2018. The facility also contains an option permitting the Borrower, subject to certain requirements and conditions, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event the Borrower has certain indebtedness outstanding. At August 2, 2014, $5.0 million was outstanding under the credit facility and no letters of credit were outstanding.

The credit facility contains customary events of default and requires the Borrower to comply with certain financial covenants. As of August 2, 2014, the Borrower was in compliance with all covenants under the credit facility. The credit facility restricts the amount of dividends the Borrower can pay; provided that the Borrower is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and the Borrower is in pro forma compliance with a maximum secured leverage ratio. At August 2, 2014, the Borrower would have met the conditions for paying dividends out of the available investment basket. All obligations under the credit facility are secured by substantially all the assets of the Borrower and any subsidiary guarantor, if any. All obligations under the facility are unconditionally guaranteed by, subject to certain exceptions, by Francesca’s LLC and each of the Borrower’s existing and future direct and indirect wholly-owned domestic subsidiaries.

During the thirteen and twenty six weeks ended August 2, 2014, amounts outstanding under the credit facility accrued interest at an average rate of 2.0%.

Share Repurchase Program

There were no share repurchases in the thirteen weeks ended August 2, 2014. For additional information regarding our share repurchase program, please refer to Note 8 to our unaudited consolidated financial statements included in Part I of this report, which is incorporated herein by reference.

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

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014. As of August 2, 2014, there were no significant changes to any of our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows could be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future. At August 2, 2014, we had $5.0 million of borrowings outstanding under our revolving credit facility and the weighted average interest rate during the period was 2.0%. Based on a sensitivity analysis at August 2, 2014, assuming the loan balance would be outstanding for the remainder of the fiscal year, a 100 basis point increase in interest rates would increase annual interest expense by less than $0.1 million.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of August 2, 2014.

There were no changes in our internal control over financial reporting during the quarter ended August 2, 2014 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings involving us, please refer to Note 9 to our unaudited consolidated financial statements included in Part I of this Report, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 and filed with the SEC on March 28, 2014.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of August 2, 2014, February 1, 2014 and August 3, 2013, (ii) the Unaudited Consolidated Statements of Operations for the Thirteen and Twenty Six Weeks Ended August 2, 2014 and August 3, 2013, (iii) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Twenty Six Weeks Ended August 2, 2014, (iv) Unaudited Consolidated Statements of Cash Flows for the Twenty Six Weeks ended August 2, 2014 and August 3, 2013 and (v) the Notes to the Unaudited Consolidated Financial Statements.

  * Filed herewith.

** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Francesca’s Holdings Corporation
(Registrant)

Date: September 10, 2014	/s/ Mark Vendetti
Mark Vendetti
Chief Financial Officer (duly authorized officer and Principal Financial and Accounting Officer)

