Form 10-Q
period 2014-11-01
Francesca's Holdings CORP
filed 2014-12-10
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 1, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number: 001-35239

FRANCESCA’S HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-8874704
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8760 Clay Road Houston, TX	77080
(Address of principal executive offices)	(Zip Code)

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

The registrant had 42,297,833 shares (excluding 3,179,581 of treasury stock) of its common stock outstanding as of November 30, 2014.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Francesca’s Holdings Corporation

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	November 1, 2014	February 1, 2014	November 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$22,830	$37,498	$31,842
Accounts receivable	9,214	8,984	9,850
Inventories	35,428	24,614	30,638
Deferred income taxes	4,797	4,565	3,688
Prepaid expenses and other current assets	5,699	6,764	6,222
Total current assets	77,968	82,425	82,240
Property and equipment, net	70,646	64,131	57,359
Deferred income taxes	6,573	2,335	4,046
Other assets, net	2,776	1,654	2,555
TOTAL ASSETS	$157,963	$150,545	$146,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,074	$10,207	$8,570
Accrued liabilities	8,610	9,823	10,365
Total current liabilities	21,684	20,030	18,935
Landlord incentives and deferred rent	33,299	27,448	27,554
Long-term debt	—	25,000	25,000
Total liabilities	54,983	72,478	71,489

Commitments and contingencies

Stockholders’ equity:
Common stock - $.01 par value, 80.0 million shares authorized; 45.5 million, 45.2 million and 44.2 million shares issued at November 1, 2014, February 1, 2014 and November 2, 2013, respectively.	455	452	442
Additional paid-in capital	105,235	101,192	90,511
Retained earnings	57,433	31,296	20,684
Treasury stock, at cost – 3.2 million, 2.9 million and 1.9 million shares held at November 1, 2014, February 1, 2014 and November 2, 2013, respectively.	(60,143)	(54,873)	(36,926)
Total stockholders’ equity	102,980	78,067	74,711

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$157,963	$150,545	$146,200

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013

Net sales	$87,110	$79,632	$269,853	$248,185
Cost of goods sold and occupancy costs	45,925	39,275	141,521	118,700
Gross profit	41,185	40,357	128,332	129,485
Selling, general and administrative expenses	29,810	25,766	86,275	72,800
Income from operations	11,375	14,591	42,057	56,685
Interest expense	(117)	(129)	(507)	(362)
Other income (expense)	42	(77)	201	127
Income before income tax expense	11,300	14,385	41,751	56,450
Income tax expense	4,030	5,714	15,614	22,223
Net income	$7,270	$8,671	$26,137	$34,227

Basic earnings per common share	$0.17	$0.20	$0.62	$0.78
Diluted earnings per common share	$0.17	$0.20	$0.62	$0.77

Weighted average shares outstanding:
Basic shares	42,298	43,281	42,246	43,759
Diluted shares	42,389	43,993	42,373	44,600

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional		Treasury	Total
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings	Stock, at cost	Stockholders’ Equity
Balance, February 1, 2014	42,349	$452	$101,192	$31,296	$(54,873)	$78,067
Net income	—	—	—	26,137	—	26,137
Stock-based compensation	—	—	2,488	—	—	2,488
Restricted stocks vested	2	—	—	—	—	—
Stock options exercised and related tax benefit	232	3	1,555	—	—	1,558
Repurchases of common stock	(285)	—	—	—	(5,270)	(5,270)
Balance, November 1, 2014	42,298	$455	$105,235	$57,433	$(60,143)	$102,980

 The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirty Nine Weeks Ended
	November 1, 2014	November 2, 2013
Cash Flows Provided By Operating Activities:
Net income	$26,137	$34,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	9,664	7,421
Stock-based compensation expense	2,488	2,955
Excess tax benefit from stock-based compensation	(226)	(3,522)
Inventory write-off	2,743	—
Loss on sale of assets	191	343
Amortization of debt issuance costs	184	216
Deferred income taxes	(4,470)	(1,871)
Changes in operating assets and liabilities:
Accounts receivable	(4)	(3,824)
Inventories	(13,557)	(11,589)
Prepaid expenses and other assets	(240)	(2,295)
Accounts payable	3,268	(597)
Accrued liabilities	(1,213)	(302)
Landlord incentive and deferred rent	5,851	5,462
Net cash provided by operating activities	30,816	26,624

Cash Flows Used in Investing Activities:
Purchase of property and equipment	(16,785)	(15,646)
Proceeds from sale of assets	13	82
Net cash used in investing activities	(16,772)	(15,564)

Cash Flows Used in Financing Activities:
Repayments of borrowings under the revolving credit facility	(25,000)	—
Proceeds from borrowings under the revolving credit facility	—	25,000
Payments of debt issuance costs	—	(376)
Repurchases of common stock	(5,270)	(36,117)
Proceeds from the exercise of stock options	1,332	1,156
Taxes paid related to net settlement of equity awards	—	(2,280)
Excess tax benefit from stock-based compensation	226	3,522
Net cash used in financing activities	(28,712)	(9,095)

Net increase (decrease) in cash and cash equivalents	(14,668)	1,965
Cash and cash equivalents, beginning of year	37,498	29,877
Cash and cash equivalents, end of period	$22,830	$31,842

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$17,716	$28,352
Interest paid	$340	$125

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Francesca’s Holdings Corporation is a holding company incorporated in 2007 under the laws of the State of Delaware whose business operations are conducted through its subsidiaries.  Unless the context otherwise requires, the “Company,” refers to Francesca’s Holdings Corporation and its consolidated subsidiaries. The Company operates a national chain of retail boutiques designed and merchandised to feel like independently owned, upscale boutiques and provide its customers with an inviting, intimate and fun shopping experience. The Company offers a diverse and balanced mix of apparel, jewelry, accessories and gifts at attractive prices. At November 1, 2014, the Company operated 538 boutiques, which are located in 47 states throughout the United States and the District of Columbia, and its direct-to-consumer website.

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

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and all its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company maintains its accounts on a 52- or 53-week year ending on the Saturday closest to January 31st. Fiscal years 2014 and 2013 each include 52 weeks of operations. The fiscal quarters ended November 1, 2014 and November 2, 2013 refer to the thirteen-week periods ended on those dates. The year-to-date periods ended November 1, 2014 and November 2, 2013 refer to the thirty-nine week periods ended on those dates.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ( “FASB” ) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. This guidance is effective for annual periods ending after December 15, 2016 and for annual and interim periods thereafter. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

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

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
	(in thousands, except per share data)
Numerator:
Net income	$7,270	$8,671	$26,137	$34,227

Denominator:
Weighted-average common shares outstanding - basic	42,298	43,281	42,246	43,759
Options and other dilutive securities	91	712	127	841
Weighted-average common shares outstanding - diluted	42,389	43,993	42,373	44,600

Per common share:
Basic earnings per common share	$0.17	$0.20	$0.62	$0.78
Diluted earnings per common share	$0.17	$0.20	$0.62	$0.77

Potentially issuable shares under the Company’s stock-based compensation plans amounting to 0.9 million shares in each of the thirteen and thirty nine weeks ended November 1, 2014 and 0.8 million shares in each of the thirteen and thirty nine weeks ended November 2, 2013 were excluded in the computation of diluted earnings per share due to their anti-dilutive effect.

3.	Inventory

To accelerate the flow of new merchandise into its boutiques, the Company disposed of certain slow-moving inventory during the second quarter of fiscal year 2014 at a net cost of $3.0 million.

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

The provision for income taxes is based on the current estimate of the annual effective tax rate. The effective income tax rates for the thirteen and thirty nine weeks ended November 1, 2014 were 35.7% and 37.4%, respectively. The effective tax rates for the thirteen and thirty nine weeks ended November 2, 2013 were 39.7% and 39.4%, respectively. The difference between our effective tax rate and federal statutory rate primarily relates to state income taxes.

6.	Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc. (“Francesca’s Collections” or the “Borrower”), as borrower, and its parent company, Francesca’s LLC, a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto. The credit facility provides capacity of $75.0 million (including up to $10.0 million for letters of credit) and matures on August 30, 2018.  The facility also contains an option permitting the Borrower, subject to certain requirements and conditions, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event the Borrower has certain indebtedness outstanding.  At November 1, 2014, there was no amount outstanding under the credit facility.

The credit facility contains customary events of default and requires the Borrower to comply with certain financial covenants. As of November 1, 2014, the Borrower was in compliance with all covenants under the credit facility. The credit facility restricts the amount of dividends the Borrower can pay; provided that the Borrower is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and the Borrower is in pro forma compliance with a maximum secured leverage ratio. At November 1, 2014, the Borrower would have met the conditions for paying dividends out of the available investment basket. All obligations under the credit facility are secured by substantially all the assets of the Borrower and any subsidiary guarantor, if any. All obligations under the facility are unconditionally guaranteed by, subject to certain exceptions, Francesca’s LLC and each of the Borrower’s existing and future direct and indirect wholly-owned domestic subsidiaries.

7.	Stock-based Compensation

The Company’s employees participate in various stock-based compensation plans, including stock options and restricted stock awards.

Stock-based compensation cost is measured at the grant date fair value and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company estimates forfeitures for grants that are not expected to vest. The stock-based compensation cost recognized in the thirteen and thirty nine weeks ended November 1, 2014 totaled $0.9 million and $2.5 million, respectively. The stock-based compensation cost recognized in the thirteen and thirty nine weeks ended November 2, 2013 totaled $1.0 million and $3.0 million, respectively.

Stock Options

During the thirty nine weeks ended November 1, 2014 and November 2, 2013, the intrinsic value of stock options exercised totaled $2.8 million and $9.9 million, respectively, while stock options were granted at a weighted average grant date fair value of $8.03 and $13.82, respectively.

As of November 1, 2014 there was approximately $4.8 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted-average period of 2 years.

Restricted Stock Awards

On April 11, 2014, the Company awarded a total of 158,450 service and performance-based restricted stock awards to certain executives and other key employees. These awards entitle the grantee to receive up to a maximum of 1.5 shares of the Company’s common stock per service-based and performance-based restricted stock award if the Company achieves specified annual performance goals set at the beginning of each of the fiscal years 2014, 2015 and 2016. The grantee may earn a portion of the award based on the annual performance during each individual year but must remain continuously employed with the Company for the entire three year vesting period to receive such awards. The specified performance goals include the achievement of certain levels of earnings per share and net sales growth. The fair value of the restricted stock awards is based on the closing price of the Company’s common stock on the award date, which was $17.04 per share for those awards related to the fiscal 2014 performance period. Compensation expense is recognized when it is probable that specified performance goals will be achieved. Such compensation is recognized from the award date over the remaining vesting period. As of November 1, 2014, no compensation expense has been recognized related to these awards.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

8.	Share Repurchases

On September 3, 2013, the Company’s Board of Directors authorized a $100.0 million share repurchase program commencing on the same date. This authorization has no expiration date. Under the repurchase program, purchases can be made from time to time in the open market, in privately negotiated transactions, under Rule 10b5-1 plans or through other available means. The specific timing and amount of the repurchases is dependent on market conditions, securities law limitations and other factors. There were no share repurchases during the thirteen weeks ended November 1, 2014. During the thirty nine weeks ended November 1, 2014, the Company repurchased 285,000 shares of its common stock at a cost of approximately $5.3 million or an average price (including brokers’ commission) of $18.49 per share. During the thirteen and thirty nine weeks ended November 2, 2013, the Company repurchased 1,942,081 shares of its common stock at a cost of approximately $36.9 million or an average price (including brokers’ commission) of $19.00 per share. The cost of repurchased shares is presented as treasury stock in the unaudited consolidated balance sheets. As of November 1, 2014, the remaining balance available for future share repurchase was approximately $39.9 million.

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

Minimum future rental payments under non-cancellable operating leases as of November 1, 2014, are as follows:

Fiscal year	Amount
(In thousands)
Remainder of 2014	$8,240
2015	34,235
2016	33,662
2017	32,389
2018	30,493
Thereafter	88,619
$227,638

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

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

On each of May 28, 2014 and July 8, 2014, a purported shareholder derivative action entitled Daniell v. De Merritt, et al. and Murphy v. Davis, et al., respectively, purportedly on behalf of the Company, was filed in the Delaware Court of Chancery, naming certain of the Company’s current and former officers, directors, and shareholders as defendants and naming the Company as a nominal defendant. On September 3, 2014, the Court of Chancery consolidated the Daniell and Murphy cases.  Plaintiffs filed a consolidated amended complaint on September 23, 2014 alleging claims of breach of fiduciary duty and unjust enrichment. The consolidated amended complaint seeks damages in an unspecified amount, an order directing the Company “to reform and improve” corporate governance and internal controls, equitable and/or injunctive relief, restitution and disgorgement from the defendants, and costs and attorneys’ fees.  On October 23, 2014, defendants filed a motion to dismiss the consolidated amended complaint, which is not yet fully briefed.  The Company believes that any loss that may arise from this litigation will not have a material adverse effect on the Company’s results of operations or financial condition.

The Company, from time to time, is also subject to various claims and legal proceedings arising in the ordinary course of business.  While the outcome of any such claim cannot be predicted with certainty, in the opinion of management, the outcome of these matters is unlikely to have a material adverse effect on the Company’s business, results of operations or financial condition.

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

francesca’s® is a growing specialty retailer with retail locations designed and merchandised to feel like independently owned, upscale boutiques providing customers a fun and differentiated shopping experience. The merchandise assortment is a diverse and balanced mix of apparel, jewelry, accessories and gifts. As of November 1, 2014, francesca’s ® operated 538 boutiques in 47 states and the District of Columbia and also served its customers through www.francescas.com, its direct-to-consumer website. The information contained on our website is not incorporated by reference into this Quarterly Report on Form 10-Q and you should not consider information contained on our website to be part of this Quarterly Report on Form 10-Q.

During the thirteen weeks ended November 1, 2014, our net sales increased 9% to $87.1 million from $79.6 million, income from operations decreased by 22% to $11.4 million from $14.6 million and net income decreased 16% to $7.3 million, or $0.17 per diluted share, from $8.7 million, or $0.20 per diluted share, over the comparable prior year period. During the thirty nine weeks ended November 1, 2014, our net sales increased 9% to $269.9 million from $248.2 million, income from operations decreased by 26% to $42.1 million from $56.7 million and net income decreased 24% to $26.1 million, or $0.62 per diluted share, from $34.2 million, or $0.77 per diluted share, over the comparable prior year period.

The Company expects the continuation of a challenging retail environment and aggressive promotional activity throughout the holiday season, in addition to the expectation that our apparel business will remain challenged. As a result, the Company may take more aggressive markdowns in order to clear excess inventory which is expected to lead to a decrease in gross profit margin in the fourth quarter compared to the same period of the prior year.

We have increased our boutique count to 538 boutiques as of November 1, 2014 from 446 boutiques as of November 2, 2013. To complete our planned boutique openings for the fiscal year 2014, we plan to open one boutique in the fourth quarter.

Results of Operations

The following represents operating data for the thirteen and thirty nine weeks ended November 1, 2014 and November 2, 2013.

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Total net sales growth for period	9%	11%	9%	18%
Comparable sales change for period(1)	(6)%	(3)%	(7)%	(1)%
Number of boutiques open at end of period	538	446	538	446
Net sales per average square foot for period (not in thousands) (2)	$122	$133	$395	$438
Average square feet per boutique (not in thousands) (3)	1,350	1,361	1,350	1,361
Total gross square feet at end of period (in thousands)	726	607	726	607

(1)	A boutique is included in comparable sales on the first day of the fifteenth full month following the boutique’s opening. When a boutique that is included in comparable sales is relocated, we continue to consider sales from that boutique to be comparable sales. If a boutique is closed for thirty days or longer for a remodel or as a result of weather damage, fire or the like, we no longer consider sales from that boutique to be comparable sales. Comparable sales results include our direct-to-consumer sales.
(2)	Net sales per average square foot is calculated by dividing net sales for the period by the average square feet during the period. Because of our rapid growth, for purposes of providing net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. For individual quarterly periods, average square feet is calculated as (a) the sum of total gross square feet at the beginning and end of the period, divided by (b) two. There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.
(3)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.

Boutique Count

The following table summarizes the number of boutiques open at the beginning and end of the periods indicated.

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Number of boutiques open at beginning of period	526	436	451	360
Boutiques added	12	10	87	86
Number of boutiques open at the end of period	538	446	538	446

Thirteen Weeks Ended November 1, 2014 Compared to Thirteen Weeks Ended November 2, 2013

	Thirteen Weeks Ended
	November 1, 2014		November 2, 2013		Variance
	In USD	As a % of Net Sales (1)	In USD	As a % of Net Sales (1)	In USD	%	Basis Points
	(In thousands, except percentages)
Net sales	$87,110	100.0%	$79,632	100.0%	$7,478	9%	-
Cost of goods sold and occupancy costs	45,925	52.7%	39,275	49.3%	6,650	17%	340
Gross profit	41,185	47.3%	40,357	50.7%	828	2%	(340)
Selling, general and administrative expenses	29,810	34.2%	25,766	32.4%	4,044	16%	180
Income from operations	11,375	13.1%	14,591	18.3%	(3,216)	(22)%	(520)
Interest expense	(117)	(0.1)%	(129)	(0.2)%	12	(9)%	10
Other income (expense)	42	0.0%	(77)	(0.1)%	119	(155)%	10
Income before income tax expense	11,300	13.0%	14,385	18.1%	(3,085)	(21)%	(510)
Income tax expense	4,030	4.6%	5,714	7.2%	(1,684)	(29)%	(260)
Net income	$7,270	8.3%	$8,671	10.9%	$(1,401)	(16)%	(260)

 (1) Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales increased 9% to $87.1 million in the thirteen weeks ended November 1, 2014 from $79.6 million in the thirteen weeks ended November 2, 2013. This increase is primarily attributable to the increase in non-comparable sales, which in turn is due to the increase in the number of boutiques in operation since the third quarter of the prior year period. This change was partially offset by a 6% decrease in comparable sales driven by a 6% decrease in transactions. Our direct-to-consumer sales increased 53% to $3.4 million from $2.2 million during the prior year quarter primarily due to increased traffic. There were 436 comparable boutiques and 102 non-comparable boutiques open at November 1, 2014 compared to 347 and 99, respectively, at November 2, 2013.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 17% to $45.9 million in the thirteen weeks ended November 1, 2014 from $39.3 million in the thirteen weeks ended November 2, 2013. Cost of merchandise and freight expenses increased by $3.8 million due to increased sales volume. Occupancy costs increased by $2.8 million due to the increase in the number of boutiques in operation during the thirteen weeks ended November 1, 2014 compared to the same period of the prior year.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 52.7% in the thirteen weeks ended November 1, 2014 from 49.3% in the thirteen weeks ended November 2, 2013, an unfavorable variance of 340 basis points. This unfavorable variance was due to 180 basis points of deleveraging of fixed occupancy costs and 160 basis points of lower merchandise margin resulting from increased markdowns and promotions in the current quarter as compared to the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 16% to $29.8 million in the thirteen weeks ended November 1, 2014 from $25.8 million in the thirteen weeks ended November 2, 2013. This increase is primarily due to higher boutique and corporate payroll expenses to support the larger boutique base. As a percentage of net sales, selling, general and administrative expense increased to 34.2% in the thirteen weeks ended November 1, 2014 as compared to 32.4% in the thirteen weeks ended November 2, 2013. This increase was due to deleveraging of expenses due to lower sales growth.

Income Tax Expense

The decrease in provision for income taxes of $1.7 million in the thirteen weeks ended November 1, 2014 compared to the thirteen weeks ended November 2, 2013 was primarily due to the decrease in pre-tax income. The effective tax rate was 35.7% and 39.7% in the thirteen weeks ended November 1, 2014 and November 2, 2013, respectively. The decrease in our effective tax rate was due to a true-up of prior year state taxes.

Thirty Nine Weeks Ended November 1, 2014 Compared to Thirty Nine Weeks Ended November 2, 2013

	Thirty Nine Weeks Ended
	November 1, 2014		November 2, 2013		Variance
	In USD	As a % of Net Sales(1)	In USD	As a % of Net Sales (1)	In USD	%	Basis Points
	(In thousands, except percentages)
Net sales	$269,853	100.0%	$248,185	100.0%	$21,668	9%	-
Cost of goods sold and occupancy costs	141,521	52.4%	118,700	47.8%	22,821	19%	460
Gross profit	128,332	47.6%	129,485	52.2%	(1,153)	(1)%	(460)
Selling, general and administrative expenses	86,275	32.0%	72,800	29.3%	13,475	19%	270
Income from operations	42,057	15.6%	56,685	22.8%	(14,628)	(26)%	(720)
Interest expense	(507)	(0.2)%	(362)	(0.1)%	(145)	40%	(10)
Other income	201	0.1%	127	0.1%	74	58%	-
Income before income tax expense	41,751	15.5%	56,450	22.7%	(14,699)	(26)%	(720)
Income tax expense	15,614	5.8%	22,223	9.0%	(6,609)	(30)%	(320)
Net income	$26,137	9.7%	$34,227	13.8%	$(8,090)	(24)%	(410)

(1) Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales increased 9% to $269.9 million in the thirty nine weeks ended November 1, 2014 from $248.2 million in the thirty nine weeks ended November 2, 2013. This increase is primarily attributable to the increase in non-comparable sales, which in turn is due to the increase in the number of boutiques in operation since the third quarter of the prior year period. This change was partially offset by a 7% decrease in comparable sales driven by a 7% decrease in transactions. Our direct-to-consumer sales increased 76% to $10.0 million from $5.7 million over the same period primarily due to increased traffic. There were 436 comparable boutiques and 102 non-comparable boutiques open at November 1, 2014 compared to 347 and 99, respectively, at November 2, 2013.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 19% to $141.5 million in the thirty nine weeks ended November 1, 2014 from $118.7 million in the thirty nine weeks ended November 2, 2013. Cost of merchandise and freight expenses increased by $15.0 million due to increased sales volume as well as the disposal of certain slow-moving inventory during the second quarter of fiscal year 2014. Occupancy costs increased by $7.9 million due to the increase in the number of boutiques in operation during the thirty nine weeks ended November 1, 2014 compared to the same period of the prior year.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 52.4% in the thirty nine weeks ended November 1, 2014 from 47.8% in the thirty nine weeks ended November 2, 2013, an unfavorable variance of 460 basis points. During the year-to-date period, the disposal of certain slow-moving inventory accounted for 130 basis points while deleveraging of fixed occupancy costs accounted for 170 basis points of the total unfavorable variance. The remaining unfavorable variance arose from increased markdowns and promotions and a merchandise mix change to the lower margin categories.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 19% to $86.3 million in the thirty nine weeks ended November 1, 2014 from $72.8 million in the thirty nine weeks ended November 2, 2013. This increase is primarily due to higher boutique and corporate payroll expenses to support the larger boutique. As a percentage of net sales, selling, general and administrative expense increased to 32.0% in the thirty nine weeks ended November 1, 2014 as compared to 29.3% in the thirty nine weeks ended November 2, 2013. This increase was primarily due to deleveraging of expenses due to lower sales growth.

Income Tax Expense

The decrease in provision for income taxes of $6.6 million in the thirty nine weeks ended November 1, 2014 compared to the thirty nine weeks ended November 2, 2013 was primarily due to the decrease in pre-tax income. The effective tax rate was 37.4% and 39.4% in the thirty nine weeks ended November 1, 2014 and November 2, 2013, respectively. The decrease in our effective tax rate was due to a true-up of prior year state taxes.

Sales by Merchandise Category

	Thirteen Weeks Ended				Thirty Nine Weeks Ended
	November 1, 2014		November 2, 2013		November 1, 2014		November 2, 2013
	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales
	(in thousands, except percentages)
Apparel	$44,274	51.0%	$41,604	52.5%	$141,156	52.4%	$127,064	51.3%
Jewelry	18,638	21.5%	17,335	21.9%	57,555	21.4%	59,764	24.1%
Accessories	14,220	16.4%	13,771	17.4%	42,896	15.9%	39,148	15.8%
Gifts	9,606	11.1%	6,540	8.2%	27,895	10.3%	21,643	8.8%
Merchandise sales (1)	$86,738	100.0%	$79,250	100.0%	$269,502	100.0%	$247,619	100.0%

(1)	Excludes gift card breakage income, shipping and change in return reserve.

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

We were in compliance with all covenants under our revolving credit facility as of November 1, 2014. On November 1, 2014, we had $22.8 million of cash and cash equivalents and $75.0 million in borrowing availability under our revolving credit facility. There were no letters of credit outstanding at November 1, 2014.

We expect that our cash flow from operations along with borrowings under our revolving credit facility and tenant allowances for new boutiques will be sufficient to fund capital expenditures and our working capital requirements for at least the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table:

	Thirty Nine Weeks Ended
	November 1, 2014	November 2, 2013
	(In thousands)
Provided by operating activities	$30,816	$26,624
Used in investing activities	(16,772)	(15,564)
Used in financing activities	(28,712)	(9,095)

Net increase (decrease) in cash and cash equivalents	$(14,668)	$1,965

Operating Activities

Operating activities consist of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords. Net cash provided by operating activities was $30.8 million and $26.6 million in each of the thirty nine weeks ended November 1, 2014 and November 2, 2013, respectively. The increase in cash provided by operating activities was primarily due to timing changes with respect to operating assets and liabilities partially offset by a decrease in net income. Our inventory increased from the prior year due to the increase in the number of boutiques in operation since the third quarter of the prior year.

Investing Activities

Investing activities consist primarily of capital expenditures for new boutiques, improvements to existing boutiques, as well as investment in information technology and our distribution facility.

	Thirty Nine Weeks Ended
	November 1, 2014	November 2, 2013
	(In thousands)
Capital expenditures for:
New boutiques	$11,746	$10,638
Existing boutiques	3,939	2,017
Technology	811	2,242
Corporate and distribution	289	749
Total capital expenditures	$16,785	$15,646

Our total capital expenditures for the thirty nine weeks ended November 1, 2014 and November 2, 2013 were $16.8 million and $15.6 million, respectively, with new boutiques accounting for most of our spending at $11.7 million and $10.6 million, respectively. $3.9 million was paid during the thirty nine weeks ended November 1, 2014 in connection with existing boutiques. The majority of this amount was spent on remodeling 43 existing boutiques. Spending for new boutiques included amounts associated with boutiques that will open subsequent to the end of each fiscal quarter. We opened 87 boutiques in the thirty nine weeks ended November 1, 2014 compared to 86 boutiques in the thirty nine weeks ended November 2, 2013. The average cost of the leasehold improvements, equipment, furniture and fixtures, excluding tenant allowances which are reflected in operating cash flows, for new boutiques opened in the thirty nine weeks ended November 1, 2014 and November 2, 2013 was $197,000 and $178,000, respectively. The average tenant allowance per new boutique in the thirty nine weeks ended November 1, 2014 and November 2, 2013 was $87,000 and $70,000, respectively. The increase in average boutique build-out costs and average tenant allowances was principally due to opening more boutiques in mall locations in the current year-to-date period as compared to the prior year period. Tenant allowances are amortized as a reduction in rent expense over the term of the lease. The average collection period for these allowances is approximately six months after boutique opening. As a result, we fund the cost of new boutiques with cash flow from operations, build-out allowances from our landlords, or borrowings under our revolving credit facility. The decrease in technology expenses was primarily due to prior year capital expenditures related to the re-launch of our website as well as the implementation of an enterprise planning software which we did not incur in the current year-to-date period. We expect that our cash flows from operations along with borrowings under our revolving credit facility and tenant allowance for new boutiques will be sufficient to fund our capital expenditures for the rest of fiscal year 2014.

Management anticipates that capital expenditures for the remainder of fiscal year 2014 will be approximately $8.7 million to $9.7 million. The majority of this amount will be spent on investments in new and existing boutiques as well as investments in our merchandising and direct-to-consumer information technology systems.

Financing Activities

Financing activities consist of borrowings and payments under our revolving credit facility, repurchases of our common stock, and proceeds from the exercise of stock options and the related tax consequence.

Net cash used in financing activities was $28.7 million during the thirty nine weeks ended November 1, 2014 compared to net cash used in financing activities of $9.1 million during the thirty nine weeks ended November 2, 2013. The increase in net cash used in financing activities is attributable to repayments of borrowings under our revolving credit facility totaling $25.0 million in the current year period. In the prior year period, proceeds from borrowings of $25.0 million under our revolving credit facility were used to repurchase common stock at a total cost of $36.1 million.

Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc. (“Francesca’s Collections” or the “Borrower”), as borrower, and its parent company, Francesca's LLC, a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto. The credit facility provides capacity of $75.0 million (including up to $10.0 million for letters of credit) and matures on August 30, 2018. The facility also contains an option permitting the Borrower, subject to certain requirements and conditions, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event the Borrower has certain indebtedness outstanding. At November 1, 2014, no amount was outstanding under the credit facility.

The credit facility contains customary events of default and requires the Borrower to comply with certain financial covenants. As of November 1, 2014, the Borrower was in compliance with all covenants under the credit facility. The credit facility restricts the amount of dividends the Borrower can pay; provided that the Borrower is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and the Borrower is in pro forma compliance with a maximum secured leverage ratio. At November 1, 2014, the Borrower would have met the conditions for paying dividends out of the available investment basket. All obligations under the credit facility are secured by substantially all the assets of the Borrower and any subsidiary guarantor, if any. All obligations under the facility are unconditionally guaranteed by, subject to certain exceptions, Francesca’s LLC and each of the Borrower’s existing and future direct and indirect wholly-owned domestic subsidiaries.

During the thirteen and thirty nine weeks ended November 1, 2014, amounts outstanding under the credit facility accrued interest at an average rate of 2.0%.

Share Repurchase Program

There were no share repurchases in the thirteen weeks ended November 1, 2014. For additional information regarding our share repurchase program, please refer to Note 8 to our unaudited consolidated financial statements included in Part I of this report, which is incorporated herein by reference.

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

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014. As of November 1, 2014, there were no significant changes to any of our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility, if drawn upon, carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows could be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future. At November 1, 2014, there were no borrowings under our revolving credit facility.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of November 1, 2014.

There were no changes in our internal control over financial reporting during the quarter ended November 1, 2014 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of November 1, 2014, February 1, 2014 and November 2, 2013, (ii) the Unaudited Consolidated Statements of Operations for the Thirteen and Thirty Nine Weeks Ended November 1, 2014 and November 2, 2013, (iii) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Thirty Nine Weeks Ended November 1, 2014, (iv) Unaudited Consolidated Statements of Cash Flows for the Thirty Nine Weeks ended November 1, 2014 and November 2, 2013 and (v) the Notes to the Unaudited Consolidated Financial Statements.

  * Filed herewith.

** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Francesca’s Holdings Corporation
(Registrant)

Date: December 10, 2014	/s/ Mark Vendetti
Mark Vendetti
Chief Financial Officer (duly authorized officer and Principal Financial and Accounting Officer)

