Form 10-K
period 2015-01-31
Francesca's Holdings CORP
filed 2015-03-27
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of August 1, 2014, the last business day of the registrant’s most recently completed second quarter, was approximately $525.1 million.

As of March 15, 2015, there were 42,297,833 shares (excluding 3,179,581 of treasury stock) of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held June 9, 2015 are incorporated by reference into Part III of this report.

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

PART I

ITEM 1. BUSINESS

General

Francesca’s Holdings Corporation was incorporated in Delaware in 2007. We are a holding company and all of our business operations are conducted through our subsidiaries.  Our principal executive office is located at 8760 Clay Road, Houston, Texas 77080, our telephone number is (713) 864-1358 and our fax number is (713) 426-2751. We maintain a website at www.francescas.com. We may post information that is important to our investors on our website. Information included or referred to on, or otherwise accessible through, our website is not intended to form part or be incorporated by reference into this report. Except where the context otherwise requires or where otherwise indicated, the terms “francesca’s ®,” “we,” “us,” “our,” “the Company,” and “our business” refer to Francesca’s Holdings Corporation and its consolidated subsidiaries as a combined entity.

We operate on a fiscal calendar which, in a given fiscal year, consists of a 52- or 53-week period ending on the Saturday closest to January 31st. The reporting periods contained in our audited consolidated financial statements included in this Annual Report on Form 10-K contain 52 weeks of operations in fiscal year 2014, which ended on January 31, 2015, 52 weeks of operations in fiscal year 2013, which ended on February 1, 2014 and 53 weeks of operations in fiscal year 2012, which ended on February 2, 2013. Our fiscal years 2011 and 2010 each included 52 weeks of operations which ended on January 28, 2012 and January 29, 2011, respectively.

Our Company

francesca’s® is a growing specialty retailer with retail locations designed and merchandised to feel like independently owned, upscale boutiques providing customers a fun and differentiated shopping experience. The merchandise assortment is a diverse and balanced mix of apparel, jewelry, accessories and gifts. As of January 31, 2015, francesca’s ® operated 539 boutiques in 47 states and the District of Columbia and also served its customers through www.francescas.com, our direct-to-consumer website.

By offering a differentiated shopping experience and high-quality, trend-right merchandise at a compelling value, our boutiques have been successful across a wide variety of geographic markets and shopping venues. We believe we have an opportunity to continue to grow our boutique base from 539 locations in 47 states and the District of Columbia as of January 31, 2015 to approximately 900 boutiques in the United States over the next five to six years based on our flexible boutique format, the financial characteristics of our boutiques and our ongoing analysis of shopping venues that meet our criteria for new boutiques.

Our Competitive Strengths

We believe the following strengths differentiate us from our competitors and are key drivers of our success:

•	Proven Trend-Right Merchandise Delivered at a Compelling Value. Our boutiques carry a broad and shallow selection of high-quality, trend-right apparel, jewelry, accessories and gifts at attractive prices. Our buyers closely monitor the marketplace to identify and source proven fashion trends we believe will appeal to our core customers. We primarily offer exclusive items under our proprietary labels, but carry a small selection of third-party, nationally recognized brands that we use opportunistically in certain categories. We offer a broad selection of merchandise, but intentionally purchase small quantities of individual items for each boutique such that we frequently replenish our boutiques with new merchandise, keeping the shopping experience fresh and exciting for our customers. The short lead times of our vendors maximizes our speed to market, as it generally takes four to twelve weeks from the time an order is placed to the time merchandise are available on the boutique floor. With these short lead times, we are able to make more informed buying decisions to meet customers’ merchandise expectations, and to react quickly to changing fashion trends. This approach, combined with our balanced product mix of approximately 50% apparel and 50% jewelry, accessories and gifts, is designed to encourage more frequent visits by our customers and reduce the seasonal fluctuations in sales and merchandise margin. We believe the expertise of our buyers and our broad base of vendors allows us to quickly identify and respond to emerging fashion trends in apparel, jewelry, accessories and gifts to offer quality merchandise at prices that ‘surprise and delight’ our customers.

•	Differentiated Shopping Experience. Each of our retail locations is uniquely designed and merchandised to feel like an independently owned, upscale boutique. Merchandise presentations, including display windows, tables and walls, are refreshed frequently to keep our boutiques new and exciting. Our boutique managers and associates, with the support of corporate guidelines, are encouraged to individualize each boutique with their personality, which increases their motivation and enhances the shopping experience. We believe these attributes, along with our strategy of carrying a broad selection but limited quantities of individual styles, create an atmosphere that strongly appeals to our customers and differentiates us in the marketplace.

•	Powerful Boutique Economics and Rigorous Real Estate Selection Process. We have a proven boutique format that works across a wide variety of shopping venues, market sizes, climates and demographics. Our boutiques average approximately 1,350 square feet, which is meaningfully smaller than most specialty retailers. The performance of our boutiques and our flexible real estate format enhance our ability to secure prominent, highly visible locations in regional malls, lifestyle centers, street locations, strip centers and outlet locations. We deploy a rigorous real estate selection process with all new boutique opportunities measured against specific financial and geographic criteria. We currently fund all of our growth from cash generated from operations. In our real estate selection process, we assess the viability of potential sites by analyzing the demographics of the trade area and the performance of the shopping venue, including selected relevant and adjacent retailers. Based on this analysis, we believe the financial characteristics of our new boutiques, coupled with our ability to operate across different shopping venues and geographies, provide us with a wide scope of new boutique opportunities and enhance our ability to profitably expand our boutique base.

•	Solid and Scalable Infrastructure. We continually invest in systems, controls and human resources to support our growth. In recent years we have made significant improvements to the infrastructure of our finance, buying and planning, real estate, boutique operations and IT departments. For instance, we believe that we have developed an integrated sourcing, distribution and merchandising process that is scalable and will facilitate the continued growth in the number of boutiques we operate, including buyers who work closely with an established and diverse group of vendors to identify trend-right, high-quality merchandise for our boutiques, as well as delivery, distribution and merchandising processes that enable us to execute a broad and shallow merchandising approach as we grow.

•	Experienced Management Team with a Disciplined Operating Philosophy. Our senior management has extensive experience across a broad range of disciplines in the retail industry, including merchandising, real estate, supply chain and finance. Our management team has built a solid operating foundation based on sound retail principles that define our culture. Our disciplined operating philosophy is grounded in a relentless focus on providing great merchandise and a best-in class boutique experience supported by uncompromising site selection and continual enhancements to our infrastructure.

Our Growth Strategy

We believe we can continue to grow our revenues and earnings by executing on the following strategies:

•	Grow Our Boutique Base. We believe there is an opportunity to significantly increase the number of boutiques we operate. Based on our proven ability to open our flexible retail format in various shopping venues in new and existing markets, the financial characteristics of our boutiques and our ongoing analysis of shopping venues that meet our criteria for new boutiques (including a third party research study), we believe we have the potential to grow our base from 539 locations in 47 states and the District of Columbia as of January 31, 2015 to approximately 900 boutiques in the United States over the next five to six years. We opened 88 new boutiques in fiscal year 2014 and we plan to open approximately 85 new boutiques in fiscal year 2015.

•	Drive Comparable Sales. We intend to drive comparable sales by featuring high-quality, trend-right merchandise at a compelling value and refining our distinctive boutique experience. We intend to maintain our broad and shallow merchandising approach, which we believe will drive units and dollars per transaction and protect margins. In addition, we are increasing the sophistication of our buying and planning infrastructure, enhancing our buying team with additional category-specific buyers, and augmenting the field leadership structure.

•	Expand the Penetration and Presence of Our Direct-to-Consumer Business. We complement our boutiques with a growing direct-to-consumer business. Our direct-to-consumer business not only generates incremental sales and profits but also builds brand awareness and boutique traffic and helps us access markets where we do not currently have a boutique. Our direct-to-consumer sales grew by 64% in fiscal year 2014 and represented 3.8% of our total net sales. In fiscal year 2013, we implemented several enhancements to our existing website that improved its overall design and functionality. We will continue to make investments in our direct-to-consumer website that will further enhance our customers’ shopping experience as well as establish the framework of our long-term direct-to-consumer strategies. We expect direct-to-consumer sales growth to continue as consumers discover the complementary nature of shopping with us online and through our boutiques.

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

Our Merchandise Offering and Merchandising Strategy

We offer a broad and shallow selection of fashion apparel, jewelry, accessories and gifts targeted to our core customer, who seeks trend-right, high-quality merchandise at attractive prices. We use the term broad and shallow to refer to a diverse merchandise assortment with relatively small inventory of each product.  We have a well-balanced assortment of product categories with approximately 50% of our fiscal year 2014 sales generated by non-apparel items. Our diverse merchandise contributes to the ‘treasure hunt’ atmosphere in our boutiques and is one which we aim to maintain as we grow. We carry a broad selection but limited quantities of each style and we deliver new merchandise to our boutiques five days a week. This contributes to a sense of scarcity and newness within our boutiques, mitigates fashion risk, reduces the seasonality of the inventory and protects margins.

Our wide range of apparel, jewelry, accessories and gifts fills the various casual and dressy fashion needs of our customers and our selection of gifts ranges from the elegant to the irreverent. Our approximately 1,350 square foot boutiques carry in excess of 3,000 SKUs at any one time and we stock more than 15,000 different styles during the course of a year. The majority of our merchandise are sold under our proprietary labels and we also sell a select assortment of third-party, nationally recognized brands. Our direct-to-consumer business features an edited selection of our boutique merchandise and on-line exclusives. The table below shows the approximate breakdown of our fiscal year 2014 net sales by product category:

Apparel 48% of Net Sales	Jewelry 22% of Net Sales	Accessories 17% of Net Sales	Gifts 13% of Net Sales
Dresses, Fashion Tops, Sweaters, Cardigans and Wraps, Bottoms, Outerwear and Jackets, Tees and Tanks, Intimates	Necklaces, Earrings, Bracelets, Rings	Handbags, Clutches, Wallets, Shoes, Belts, Hats, Scarves, Sunglasses, Watches, Hair Accessories	Fragrance, Candles, Bath and Body, Home Accessories, Books, Wall Art, Nail Polish, Miscellaneous Items

Our buying and planning team is responsible for selecting and sourcing our merchandise, managing inventory levels and allocating items to boutiques. Each product category has a set of dedicated buyers with oversight provided by our Chief Merchandising Officer. The buying and planning team holds weekly meetings to review merchandise performance and identify new fashion trends. Our buyers also make regular trips to important industry markets and trade shows. We have access to the expertise of hundreds of designers employed by our large vendor base who provide us with a large selection of new styles for review each week. Our buyers collaborate with vendors to place special orders and to modify presented styles based on current fashion trends and their in-depth knowledge of our customers’ preferences, which means most of our merchandise are unique to francesca’s ®. Before placing an order, every item is evaluated for style, quality, fit, value and profitability to ensure it meets standards consistent with the francesca’s ® brand. In order to clear slow moving inventory, in addition to normal promotional activities, we regularly mark certain merchandise out-of-stock at a pace suitable for our merchandising strategy.

Our Sourcing Strategy

Our ability to quickly make decisions on trend-right items combined with the short production lead times of our vendors maximizes our speed to market. We use vendors based in the United States that source from both domestic and overseas markets and it generally takes four to twelve weeks from the time an order is placed to the time merchandise are available on the boutique floor. With these short lead times, we are able to make more informed buying decisions in terms of customers’ merchandise expectations, and to quickly react to changing fashion trends. This also supports our merchandise strategy of offering a broad but limited assortment that is infused with new items five days a week. Due to the limited quantity of our buys in any one style, we minimize material inventory positions in individual style which enhances our ability to quickly deliver trend-right merchandise and reduce the risk of fashion misses, which can lead to increased inventory markdowns and diminished gross margins.

We do not own or operate any manufacturing facilities. We have relationships with a diverse base of over 500 vendors and transact business on a purchase order-by-purchase order basis. In fiscal year 2014, we sourced approximately 91% of our merchandise from 200 vendors while our top 10 vendors sourced approximately 25% of our merchandise, with no single vendor accounting for more than 5% of our purchases. We believe that the loss of any of our current vendors will not result in a material disruption to our business.

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

Our Sales Channels

We conduct business through our boutiques and our direct-to-consumer website, www.francescas.com. We do not incorporate the information contained on, or accessible through, our website into this Annual Report on Form 10-K, and it should not be considered a part of this Annual Report on Form 10-K.

Boutiques

In fiscal year 2014, our boutiques generated net sales of $363.1 million which represented 96.2% of total net sales. As of January 31, 2015, we operated 539 boutiques under the name francesca’s ® in 47 states throughout the United States and the District of Columbia. The following list shows the number of boutiques operated by state as of January 31, 2015, and demonstrates that we have been successful in opening boutiques in a wide range of geographies.

	Number of Boutiques		Number of Boutiques
Alabama	15	Montana	1
Arizona	10	Nebraska	3
Arkansas	7	Nevada	7
California	49	New Hampshire	4
Colorado	7	New Jersey	22
Connecticut	8	New Mexico	2
Delaware	3	New York	17
District of Columbia*	1	North Carolina	16
Florida	38	North Dakota	2
Georgia	19	Ohio	17
Idaho	2	Oklahoma	6
Illinois	27	Oregon	8
Indiana	11	Pennsylvania	22
Iowa	5	Rhode Island	3
Kansas	5	South Carolina	8
Kentucky	7	South Dakota	3
Louisiana	11	Tennessee	12
Maine	1	Texas	47
Maryland	12	Utah	3
Massachusetts	18	Vermont	1
Michigan	12	Virginia	15
Minnesota	16	Washington	10
Mississippi	3	West Virginia	2
Missouri	11	Wisconsin	10

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

Our boutiques typically range in size from 1,000 to 1,800 square feet, with an average size of approximately 1,350 square feet. We seek locations that have a boutique front that is at least 20 feet wide, which we adorn with visually appealing architectural lighting, signage and display window presentations. Inside, we use a variety of color palettes and soft lighting. Each boutique’s merchandise presentation, including display windows, tables and walls, is refreshed frequently to keep our shopping experience new and exciting. We believe by constantly changing our visual merchandising and presentation, we give our customers a reason to shop our boutiques frequently, building customer loyalty. Our boutique managers also use our intranet website to share best-practices with each other, such as ideas for displays. We believe these grass-root interactions improve the sense of community among our boutique managers and enhance the shopping experience for our customers.

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

Boutique Economics

We believe that our broad and shallow merchandising strategy and the differentiated shopping experience we offer to our customers contributes to the success of our boutiques and generates attractive returns. Over the previous two fiscal years, we opened 179 boutiques which averaged approximately 1,288 square feet and, of the locations open 12 or more months, boutique sales averaged approximately $636,000 in the first year. On average,these boutiques paid back our net investment on a pre-tax basis in less than one year. In fiscal year 2014, the cost of build-out with related fixtures and equipment to open a new boutique was approximately $200,000 per boutique while tenant allowance averaged approximately $87,000 per boutique. We allocated approximately $51,000 of opening inventory per new boutique in fiscal year 2014. We expect that the costs of opening new boutiques to increase in future years. However, we expect that any such increase will not be material and should not adversely impact our expansion plans or our payback period. Based on our disciplined, rigorous real estate selection process and similarity of site characteristics, we expect new boutique economics to be consistent with our recent history.

Boutique Growth and Site Selection

We have a proven track record of increasing our boutique base. The table below indicates certain historical information regarding our boutiques as of the end of each of the periods indicated below:

	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010
Mall	278	226	180	128	69
Non-mall(1)	261	225	180	155	138
Total Boutiques	539	451	360	283	207
Boutiques Opened	88	91	77	76	62
Boutiques Closed	–	–	–	–	2
Total Gross Square Feet at the end of the period (in thousands)	728	613	499	399	296
Average Square Feet Per Boutique at the end of the period (2)	1,350	1,359	1,385	1,409	1,428
Net Sales Per Average Square Foot for the period (3)	$545	$592	$632	$554	$508
(1)	Non-mall includes boutiques in lifestyle centers, street locations, strip centers and outlet locations.
(2)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.
(3)	Net sales per average square foot are calculated by dividing net sales for the period by the average total square feet during the period. Because of our rapid growth, for purposes of providing net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. Average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.

Our flexible boutique format has enabled us to successfully open boutiques across a variety of shopping venues, market sizes, climates and demographics. We believe this provides us with a wide scope of real estate opportunities and enhances our ability to profitably expand our boutique base. Based on our rigorous real estate selection process, our flexible boutique format and the financial characteristics of our boutiques, we believe that the per boutique costs associated with opening new boutiques over the next twelve months should not be materially different from our current costs for opening new boutiques. We expect to fund the costs of our boutique growth through cash flow generated by our operations and through our revolving credit facility, if necessary. We expect to open boutiques in both new and existing markets and across regional malls, lifestyle centers, street locations, strip centers and outlet locations. We expect our overall boutique mix to consist of approximately 45% mall and 55% non-mall, if we are successful in opening 900 boutiques.

Our real estate committee utilizes a disciplined approach to site selection, which analyzes the prospective shopping venue for factors such as overall shopping venue productivity, competitive environment and specific sales of other retailers deemed most relevant as well as the configuration of available space for potential new boutique locations. We seek prominent locations in high-traffic areas of the shopping venue and in close proximity to other retailers targeting similar customers. We also evaluate each new boutique location based on projected sales and determine whether the capital investment and estimated boutique four-wall contribution satisfies our targeted return threshold, occupancy costs, and boutique contribution. We have closed two boutiques since we began business in 1999.

See Item 1A, “Risk Factors” for certain risks related to our boutique growth and site selection.

Direct-to-Consumer

Our direct-to-consumer business consists of our www.francescas.com website. Through our website, our customers are able to purchase individual items, shop the latest jewelry, gift or fashion merchandise and special promotions, create a wish list, sign up for our emailing list, connect and follow us on social media sites such as Facebook, Twitter, Instagram and Pinterest, as well as obtain current information on our boutique locations. This channel enables us to reach customers in all states and further build our brand. We currently obtain and collect customer email information from our boutiques and website and use it to generate marketing programs, such as our email campaign. In fiscal year 2013, we implemented several enhancements to our existing website that improved its overall design and functionality.  We will continue to make investments to our website that will further enhance our customers’ shopping experience as well as establish the framework for our long-term direct-to-consumer strategies. We believe there is significant potential to expand this channel over time.

Marketing and Advertising

We currently focus on organic, viral and in-boutique marketing to increase customer loyalty and build our brand image. By locating our boutiques in prominent, high-traffic locations and by making very limited use of traditional television and print advertising, we encourage people to ‘discover’ francesca’s ® . We believe that many of our customers develop a personal connection with our boutiques and become our ambassadors in the local community by spreading the word about francesca’s®. We also use email communications, our website and, increasingly, social networking sites, such as Facebook, Twitter, Instagram and Pinterest and fashion related blogs to achieve our marketing goals. Our boutique managers are passionate about francesca’s ® and contribute to our marketing effort by hosting in-boutique activities, such as fashion shows and private parties.

Distribution

We distribute most of our merchandise from our distribution center (located within our corporate headquarters) in Houston, Texas. Our current facility occupies approximately 218,000 square feet, consisting of approximately 165,000 square feet of warehouse and distribution space, which services our boutiques and direct-to-consumer business, and approximately 53,000 square feet of office space for our corporate headquarters. Our merchandise are received, inspected, managed, stored and distributed through our distribution warehouse, with the exception of less than 1% of our merchandise which are drop-shipped by our vendors directly to our boutiques. The majority of our merchandise are currently pre-ticketed and pre-sorted by our vendors, which allows us to efficiently ship from our distribution center directly to our boutiques, thereby reducing labor costs. Due to the relatively smaller size of our sales area, we ship smaller packages of fresh merchandise five days a week. Hence, we are able to utilize third party shipping vendors to effectively distribute fresh merchandise on a continuous basis, ensuring successful implementation of our broad and shallow merchandising strategy. We believe that our current facilities will be sufficient to support our growth plans for several years.

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

We have made significant investments in our management information systems over the last several years. Our core merchandising system consists of software licensed from JDA Software Group, Inc. (“JDA”) which was fully implemented in fiscal year 2013.  The complete JDA suite consists of a merchandise management system, a merchandise performance analysis application, merchandise allocation system, point-of-sale software and an enterprise planning system. In fiscal year 2014, we deployed several upgrades to the JDA suite to enhance its functionalities. We will remain diligent in our efforts to continuously improve the functionality and performance of our existing enterprise applications and infrastructure to support the Company’s continued growth.

Competition

The women’s apparel, jewelry, accessories and gifts market is large, fragmented and highly competitive. Our largest competitors include national and regional department stores, specialty retailers, mass merchants and internet-based retailers. Due to the breadth of our merchandise, it is difficult to identify companies that compete with us in every product category. We generally compete with individual, often owner-operated specialty shops in each of the markets that we operate as well as broadly merchandised department stores and certain specialty stores. We may face new competitors and increased competition from existing competitors as we expand into new markets and increase our presence in existing markets.

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

Insurance

We use insurance for a number of risk management activities, including workers’ compensation, general liability, automobile liability, cyber security and employee-related health care benefits, a portion of which is paid by the employees. We evaluate our insurance requirements on an ongoing basis and believe we maintain adequate levels of coverage.

Our Employees

As of January 31, 2015, we had approximately 4,056 total employees. Of our total employees, approximately 239 were based at our corporate headquarters in Houston, Texas, and approximately 3,817 were boutique employees. We had approximately 1,144 full-time employees and approximately 2,912 part-time employees, who are primarily boutique employees. None of our employees are represented by a labor union, and we have had no labor-related work stoppages as of January 31, 2015. Our relationship with our employees is one of the keys to our success, and we believe that relationship is satisfactory.

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

Our core market, apparel, jewelry, accessories and gifts for women from 18 to 35-years old, is subject to rapidly shifting fashion trends, customer tastes and demands. Accordingly, our success is dependent on our ability to anticipate, identify and respond to the latest fashion trends and customer demands, and to translate such trends and demands into appropriate, saleable product offerings in a timely manner. A small number of our employees are primarily responsible for performing this analysis and making product purchase decisions. Our failure to anticipate, identify or react swiftly and appropriately to new and changing styles, trends or desired image preferences or to accurately anticipate and forecast demand for certain product offerings is likely to lead to lower demand for our merchandise, which could cause, among other things, sales declines, excess inventories and a greater number of markdowns resulting in a decreased merchandise margin. For example, in fiscal year 2014, we disposed of certain slow-moving merchandise at a cost of $4.8 million. We will take such action again in the future in order to clear slow-moving merchandise at a pace suitable for our merchandising strategy. Further, if we are not able to anticipate, identify and respond to changing fashion trends and customer preferences, we may lose customers and market share to those of our competitors who are able to better anticipate, identify and respond to such trends and preferences. In addition, because our success depends on our brand image, our business could be materially adversely affected if new product offerings are not accepted by our customers. Our new product offerings may not be met with the same level of acceptance as our past product offerings and we may not be able to adequately respond to fashion trends in a timely manner or the preferences of our customers. If we do not accurately forecast or analyze fashion trends and sales levels, our business, financial condition and results of operations will be adversely affected.

If we are not able to successfully maintain a broad and shallow merchandise assortment, we may be unable to attract a sufficient number of customers to our boutiques or sell sufficient quantities of our merchandise through our direct-to-consumer business, which could result in excess inventories and markdowns.

We use the term broad and shallow to refer to a diverse merchandise assortment with relatively small inventory of each product. We believe that our strategy to offer our customers a broad and shallow merchandise assortment has contributed significantly to the success of our business. Among other things, we believe that this strategy creates a constant sense of newness and scarcity value, which drives repeat boutique visits and increased sales. In addition, we believe that this strategy helps us reduce markdowns. There can be no assurance that we will be able to continue to adequately stock our boutiques with a sufficiently broad and shallow assortment of merchandise. As we increase order volumes in connection with opening new boutiques and expanding our direct-to-consumer business, it may become increasingly difficult for us to accurately forecast the optimal amount of merchandise to order from our vendors and continue to offer a broad and shallow merchandise assortment at each boutique. If we are unable to offer a broad and shallow merchandise assortment, customers may choose to visit our boutiques less frequently, our brand could be impaired, our market share may decline and our results of operations could deteriorate. Further, any failure to maintain a broad and shallow merchandise assortment could lead to excess inventories which could lead to markdowns and increased promotions, which would result in a decrease in our merchandise margin. For example, in fiscal year 2014, we disposed of certain slow-moving merchandise at a cost of $4.8 million. This caused a 140 basis points decrease to our gross profit, as a percentage of sales, in fiscal year 2014 as compared to fiscal year 2013.

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

Our expansion plans have us opening new boutiques in or near the areas where we have existing boutiques. To the extent that we open boutiques in markets where we already have existing boutiques, we may experience reduced net sales at those existing boutiques. Also, as we expand into new geographic areas, we will need to successfully identify and satisfy the fashion preferences of customers in those areas. In addition, we will need to address competition, merchandising, marketing, distribution and other challenges encountered in connection with any expansion and our limited brand recognition in new markets may limit our expansion strategy and cause our business and growth to suffer.  New geographic areas may also have different operational characteristics, including employment and labor, logistics, real estate and legal requirements which may divert financial, operation and managerial resources from our existing operations.

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

Our success depends on our ability to source and distribute merchandise efficiently. The sourcing of our merchandise are dependent, in part, on our relationships with our vendors. If we are unable to maintain these relationships we may not be able to continue to source merchandise at competitive prices that appeal to our customers. If we do not succeed in maintaining good relationships with our vendors or if our growth outpaces the ability of our vendors to scale up and the company cannot identify new vendors to meet the demand for additional merchandise production, the company could see its costs go up or the delivery time on its new orders substantially increase.

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

As our number of boutiques and our direct-to-consumer sales grow, our operations will become more complex. While we have grown substantially as a company since inception, much of this growth occurred in the last five fiscal years. As we move forward, we expect our growth to bring new challenges that we have not faced before. Among other difficulties that we may encounter, this growth will place a strain on our existing infrastructure, including our distribution facilities, information technology systems, financial controls, real estate and boutique operations staffs, and may make it more difficult for us to adequately forecast expenditures, such as real estate and construction expenses, and budgeting will become more complex. We may also place increased burdens on our vendors, as we will likely increase the size of our merchandise orders. The increased demands that our growth plans will place on our infrastructure may cause us to operate our business less efficiently, which could cause deterioration in the performance of our existing boutiques. New order delivery times could lengthen as a result of the strains that growth will place on our existing resources and our growth may make it otherwise difficult for us to respond quickly to changing trends, consumer preferences and other factors. This could impair our ability to continue to offer trend-right merchandise which could result in excess inventory, greater markdowns, loss of market share and decreased sales.

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

Our comparable sales declined in fiscal years 2014 and 2013 as compared to the prior year periods.  We may not be able to sustain or increase the levels of comparable sales that we have experienced in the recent past. If our future comparable sales continue to decline or fail to meet market expectations, our profitability could be harmed and the price of our common stock could decline. In addition, the aggregate comparable sales levels of our boutiques have fluctuated in the past and can be expected to fluctuate in the future. A variety of factors affect comparable sales, including fashion trends, competition, current national and regional economic conditions, pricing, changes in our merchandise mix, prior period comparable sales levels, inventory shrinkage, the timing and amount of markdowns, the success of our marketing programs, holiday timing and weather conditions. Our planned expansion may cause additional pressure on our comparable sales. These factors may cause our comparable sales results to be materially lower than in recent periods and lower than market expectations, which could harm our business and our earnings and result in a decline in the price of our common stock.

Our inability to maintain our operating margins could adversely affect the price of our common stock.

Our operating margins declined in fiscal years 2014 and 2013 as compared to the prior year periods.  We aim to increase our operating margins through scale efficiencies, improved systems, continued cost discipline and enhancements to our merchandise offerings. If we are unable to successfully manage the potential difficulties associated with our growth plans, we may not be able to capture the scale efficiencies that we expect from expansion. If we are not able to capture scale efficiencies, improve our systems, continue our cost discipline and enhance our merchandise offerings, we may not be able to achieve our goals with respect to operating margins. In addition, if we do not adequately refine and improve our various ordering, tracking and allocation systems, we may not be able to increase sales and reduce inventory shrinkage. As a result, our operating margins may stagnate or further decline, which could adversely affect the price of our common stock.

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

Our future success is substantially dependent on the continued service of our senior management, particularly Mr. Michael Barnes the Chairman of our Board of Directors and our Chief Executive Officer and President since December 4, 2014.  The loss of services of one or more of our named executive officers could impair our ability to manage our business effectively and could have an adverse effect on our business, as we may not be able to find suitable individuals to replace them on a timely basis or at all. In addition, any departures of key personnel could be viewed in a negative light by investors and analysts, which could cause our common stock price to decline. We do not maintain key person insurance on any employee.

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

Our corporate headquarters and our only distribution facility are located in Houston, Texas. Our distribution facility supports both our boutiques and our direct-to-consumer business. A majority of our merchandise are shipped from our vendors to the distribution facility and then packaged and shipped from our distribution facility to our boutiques and our direct-to-consumer customers. The success of our boutiques depends on the timely receipt of merchandise because they must receive merchandise in a timely manner in order to stay current with the fashion preferences of our customers. The efficient flow of our merchandise requires that we have adequate capacity and uninterrupted service in our distribution facility to support both our current level of operations, and the anticipated increased levels that may follow from our growth plans. We believe that our current distribution facility is capable of supporting our growth plans for several years.

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

We have many important vendor relationships that we believe provide us with a competitive advantage. We do not own or operate any manufacturing facilities. Instead, we purchase our merchandise from third-party vendors. Our top 10 vendor vendors sourced approximately 25% of our merchandise in fiscal year 2014 with no single vendor accounting for more than 5% of our purchases. Our business and financial performance depend in large part on our ability to evaluate merchandise quickly for style and then modify any undesirable designs or to improve the quality, look, and fit of the item. We do not have long-term contracts with any of these vendors and we generally operate without any contractual assurances of continued supply, pricing or access to new products. Rather, we receive and review samples almost daily for fit and fashion evaluation. Any of our vendors could discontinue supplying us with desired products in sufficient quantities for a variety of reasons.

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

While accounting for only 3.8% and 2.6% of our net sales in fiscal years 2014 and 2013, respectively, our direct-to-consumer business is steadily growing and is an important element of our brand and relationship with our customers. Net sales attributable to our direct-to-consumer business increased 64% and 92% in fiscal years 2014 and 2013, respectively. Further expanding our direct-to-consumer business is an important part of our growth strategy. In addition to changing consumer preferences, shifting traffic patterns and related customer acquisition costs and buying trends in our direct-to-consumer business, we are vulnerable to certain additional risks and uncertainties associated with direct-to-consumer sales, including rapid changes in technology, diversion of sales from our boutiques, credit card fraud, website downtime and other technical failures, security breaches, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities. Our failure to successfully respond to these risks and uncertainties could reduce our direct-to-consumer sales, increase our costs, diminish our growth prospects, and damage our brand, which could negatively impact our results of operations and stock price.

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

Experienced computer programmers and hackers, or even internal users, may be able to penetrate or create systems disruptions or cause shutdowns of our network security or that of third-party companies with which we have contracted to provide services. We generally collect and store customer information for marketing purposes and any compromise of customer information could subject us to customer or government litigation and harm our reputation, which could adversely affect our business and growth. Breaches of our system, which would compromise our customers’ private information, might cause our customers to lose confidence in our ability to protect their personal information, which could cause them to discontinue usage of our website or stop shopping with us altogether. The loss of confidence from a significant data security breach involving employees could also hurt our reputation, cause employee recruiting and retention challenges, increase our labor costs and adversely affect our business and financial results. Moreover, we could incur significant expenses or disruptions of our operations in connection with system failures or data breaches. An increasing number of websites and retailers, including several large internet companies and retailers, have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their sites. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, sophisticated hardware and operating system software and applications that we buy or license from third-parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the security and operation of the systems. The costs to us to eliminate or alleviate security problems, viruses and bugs, or any problems associated with the outsourced services provided to us, could be significant, and efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution or other critical functions.

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

We operated 49 boutiques in California as of January 31, 2015, making California our largest market, representing approximately 9% of our total boutiques. We also have boutique concentration in Texas, Florida and the Northeast region, operating 47 boutiques, 38 boutiques and 96 boutiques in these regions, respectively, as of January 31, 2015. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our sales and profitability. These factors include, among other things, changes in demographics and population and severe weather or natural disasters.

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

Our vendors source the merchandise sold in our boutiques and our direct-to-consumer website from manufacturers both inside and outside of the United States. Although each of our purchase orders is subject to our vendor manuals, which require compliance with labor, immigration, manufacturing and product safety, environmental and other laws, we do not supervise, control or audit our vendors or the manufacturers that produce the merchandise we sell. The violation, or perception of any violation, of any labor, immigration, manufacturing safety or other laws by any of our vendors or their U.S. and non-U.S. manufacturers, such as use of child labor, or the divergence of the labor practices followed by any of our vendors or these manufacturers from those generally accepted in the United States, could damage our brand image or subject us to boycotts by our customers or activist groups.

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

Disruptions in transportation, including disruptions at shipping ports through which our merchandise are imported, could prevent us from timely distribution and delivery of merchandise, which could reduce our net sales and operating margin.

From time to time, shipping ports experience capacity constraints, labor strikes, work stoppages or other disruptions that may delay the delivery of imported products. A lengthy contract dispute may lead to protracted delays in the movement of our merchandise, which could further delay the delivery of merchandise to our boutiques and impact net sales and operating margin. In addition, other conditions outside of our control, such as adverse weather conditions or acts of terrorism, could significantly disrupt operations at shipping ports or otherwise impact transportation of the imported merchandise we sell.

Future disruptions in transportation services or at a shipping port at which our merchandise are received may result in delays in the transportation of such merchandise to our distribution center and may ultimately delay the distribution to our boutiques resulting in reduced net sales and / or profitability.

Our ability to source our merchandise efficiently and profitably could be hurt if new trade restrictions are imposed, existing trade restrictions become more burdensome, or the countries where our merchandise are sourced experience political instability.

We currently purchase all of our inventory from domestic vendors, who source our merchandise both domestically and internationally. In fiscal years 2014 and 2013, we believe most of the merchandise sourced by our vendors was produced outside the United States. These vendors, to the extent they obtain merchandise from outside of the United States, are subject to trade restrictions, including tariffs, safeguards or quotas, changes to which could increase the cost or reduce the supply of merchandise available to us. Under the World Trade Organization Agreement, effective January 1, 2005, the United States and other World Trade Organization member countries removed quotas on goods from World Trade Organization members, which in certain instances we believe afford our vendors greater flexibility in importing textile and apparel products from World Trade Organization countries from which they source our merchandise. However, as the removal of quotas resulted in an import surge from China, the United States imposed safeguard quotas on a number of categories of goods and apparel from China, and may impose additional quotas in the future. These and other trade restrictions could have a significant impact on our vendors’ sourcing patterns in the future. The extent of this impact, if any, and the possible effect on our purchasing patterns and costs, cannot be determined at this time. We cannot predict whether any of the countries in which our vendors’ merchandise are currently manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States or foreign governments, nor can we predict the likelihood, type or effect of any restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against items we offer in our boutiques, as well as United States or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of merchandise to our vendors, and we would expect the costs to be passed along in increased prices to us, which could hurt our profitability.

Additionally, political instability or acts of terrorism, significant fluctuations in the value of the U.S. dollar against foreign currencies and restrictions on the transfer of funds between the U.S. and foreign jurisdictions, any of which if they effect the countries where our merchandise are sourced, could adversely affect our merchandise flow and, consequently, cause our sales to decline.

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

As a public company, we are required to incur additional legal, accounting, compliance and other expenses that we did not incur as a private company. We are obligated to file with the SEC annual and quarterly information and other reports that are specified in Section 13 and other sections of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, we are also subject to other reporting and corporate governance requirements, including certain requirements of The NASDAQ Stock Market, certain provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), certain provisions of the Dodd-Frank Act of 2010 (“Dodd-Frank”) and the regulations promulgated thereunder, which impose significant compliance obligations upon us. We must be certain that we have the ability to institute and maintain a comprehensive compliance function; established internal policies; ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis; design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with Sarbanes-Oxley; involve and retain outside counsel and accountants in the above activities and maintain an investor relations function.

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

As of January 31, 2015, we had 539 boutiques in 47 states and the District of Columbia and had executed leases for 52 new boutiques we plan to open in fiscal year 2015. In total we have approximately 728,000 gross square feet across all of our boutiques. Our boutiques are leased from third parties with lease terms of five to ten years and many of our lease agreements have additional five-year renewal options. A majority of our leases have early termination clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods or if a shopping center does not meet specified occupancy standards. In addition to fixed minimum lease payments, most of our boutique leases provide for additional rental payments based on a percentage of sales if sales at the respective boutiques exceed specified levels. In addition, a majority of our leases also provide for additional payments associated with common area maintenance, real estate taxes and insurance. In addition, many of our lease agreements have defined escalating rent provisions over the initial term and extensions.

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

Our common stock is listed on the NASDAQ Global Select Market under the symbol “FRAN.” As of March 13, 2015, there were approximately 74 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations or other entities identified in security position listing maintained by depositories.

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the NASDAQ Global Select Market:

	High	Low
Fiscal Year 2014
First Quarter (February 2, 2014 to May 3, 2014)	$21.23	$15.93
Second Quarter (May 4, 2014 to August 2, 2014)	$17.34	$12.39
Third Quarter (August 3, 2014 to November 1, 2014)	$15.01	$11.43
Fourth Quarter (November 2, 2014 to January 31, 2015)	$17.43	$11.02

Fiscal Year 2013
First Quarter (February 3, 2013 to May 4, 2013)	$30.98	$24.02
Second Quarter (May 5, 2013 to August 3, 2013)	$32.43	$24.43
Third Quarter (August 4, 2013 to November 2, 2013)	$25.99	$16.40
Fourth Quarter (November 3, 2013 to February 1, 2014)	$22.60	$15.62

Dividend Policy

We did not declare or pay any dividends on our common stock during fiscal years 2014 and 2013. We presently do not have plans to pay any cash dividends in the near future.  Any future determination to pay dividends will be at the discretion of our Board, subject to compliance with applicable law and any contractual provisions, including under agreements for indebtedness we may incur, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our Board deems relevant. Because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under future indebtedness we may incur.  For information regarding restrictions on the payment of dividends imposed by the Second Amended and Restated Credit Agreement, See Note 5 to our audited consolidated financial statements included in “Financial Statements and Supplementary Data” in Item 8 of this Annual Report, which is incorporated herein by reference.

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

	July 22, 2011	January 28, 2012	February 2, 2013	February 1, 2014	January 31, 2015

Francesca's Holdings Corporation	$100.00	$133.71	$168.53	$111.76	$93.29
NASDAQ Global Select Market Index	$100.00	$98.89	$111.61	$143.64	$162.89
NASDAQ Retail Trade Index	$100.00	$107.63	$127.32	$140.46	$171.03

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

Purchases of Equity Securities by the Issuer

The Company did not purchase any of its common stock in the thirteen weeks ended January 31, 2015.

 ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data for each of the years ended January 31, 2015, February 1, 2014, and February 2, 2013, and the selected consolidated balance sheet data as of January 31, 2015 and February 1, 2014 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the year ended January 28, 2012 and January 29, 2011 and the consolidated balance sheet data as of February 2, 2013, January 28, 2012 and January 29, 2011 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

We operate on a fiscal calendar which, in a given fiscal year, consists of a 52- or 53-week period ending on the Saturday closest to January 31st. The reporting periods contained in our audited consolidated financial statements included in this report contain 52 of weeks of operation in fiscal year 2014, which ended on January 31, 2015, 52 weeks of operations in fiscal year 2013, which ended on February 1, 2014, and 53 weeks of operations in fiscal year 2012, which ended on February 2, 2013. Our fiscal years 2011 and 2010 each included 52 weeks of operations which ended on January 28, 2012 and January 29, 2011, respectively. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read the selected consolidated financial and operating data for the periods presented in conjunction with “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes, which are included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	January 31,	February 1,	February 2,	January 28,	January 29,
	2015	2014	2013	2012	2011
	(in thousands, except per share data and percentages)

Consolidated Statements of Operations

Net sales	$377,497	$340,325	$296,373	$204,158	$135,176
Cost of goods sold and occupancy costs	199,919	164,260	137,873	97,365	65,008
Gross profit	177,578	176,065	158,500	106,793	70,168
Selling, general, and administrative expense	124,804	101,795	80,560	63,262	40,525
Income from operations	52,774	74,270	77,940	43,531	29,643

	Fiscal Year Ended
	January 31,	February 1,	February 2,	January 28,	January 29,
	2015	2014	2013	2012	2011
	(in thousands, except per share data and percentages)
Interest expense	(623)	(588)	(672)	(4,868)	(1,633)
Loss on early extinguishment of debt	-	-	-	(1,591)	-
Other income (expense)	88	208	230	284	(2)
Income before income tax expense	52,239	73,890	77,498	37,356	28,008
Income tax expense	20,131	29,051	30,437	14,855	11,113
Net income	$32,108	$44,839	$47,061	$22,501	$16,895

Basic earnings per common share (1)	$0.76	$1.03	$1.08	$0.53	$0.43
Diluted earnings per common share (1)	$0.76	$1.02	$1.05	$0.52	$0.41
Dividends declared per common share	$-	$-	$-	$-	$2.39

Weighted average shares outstanding:
Basic shares	42,259	43,372	43,744	42,087	39,385
Diluted shares	42,380	44,123	44,807	42,948	40,907

Consolidated Balance Sheet and Operating Data
Total current assets	$85,899	$82,425	$59,685	$36,319	$31,851
Total assets	165,545	150,545	113,174	72,590	59,253
Long-term debt	-	25,000	-	22,000	87,875
Total liabilities	56,331	72,478	41,117	55,687	114,721
Total stockholders’ equity (deficit)	$109,214	$78,067	$72,057	$16,902	$(55,468)

Operating data:
Comparable sales change for period (2)(3)	(5)%	(2)%	16%	11%	16%
Number of boutiques open at end of period (not in thousands)	539	451	360	283	207
Net sales per average square foot for period (not in thousands) (4)	$545	$592	$632	$554	$508
Average square feet per boutique at the end of the period (not in thousands) (5)	1,350	1,359	1,385	1,409	1,428
Total gross square feet at end of period	728	613	499	399	296

(1)	Please see Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of per share calculations.
(2)	A boutique is included in comparable sales on the first day of the fifteenth full month following the boutique’s opening. When a boutique that is included in comparable sales is relocated, we continue to consider sales from that boutique to be comparable sales. If a boutique is closed for thirty days or longer for a remodel or as a result of weather damage, fire or the like, we no longer consider sales from that boutique to be comparable sales. Beginning in the first quarter of fiscal year 2013, comparable sales results include our direct-to-consumer sales. To facilitate comparability with the prior year period, prior year comparable sales change was recalculated and now includes direct-to-consumer sales results.
(3)	Fiscal year 2012 was a 53-week year. In calculating comparable sales change for fiscal year 2013, comparable sales for the period February 3, 2013 through February 1, 2014 were compared against comparable sales for the period February 5, 2012 through February 2, 2013. In calculating comparable sales change for fiscal year 2012, comparable sales in the 53rd week of fiscal year 2012 were excluded.
(4)	Net sales per average square foot for the period is calculated by dividing net sales for the period by the average square feet during the period. Because of our rapid growth, for purposes of providing a net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. Average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average total square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.
(5)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.

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

We operate on a fiscal calendar which, in a given fiscal year, consists of a 52- or 53-week period ending on the Saturday closest to January 31st. The reporting periods contained in our audited consolidated financial statements included in this report contain 52 weeks of operations in fiscal year 2014, which ended on January 31, 2015, 52 weeks of operations in fiscal year 2013, which ended on February 1, 2014, and 53 weeks of operation in fiscal year 2012, which ended on February 2, 2013. Our fiscal years 2011 and 2010 each included 52 weeks of operations, which ended on January 28, 2012 and January 29, 2011, respectively. Historical results are not necessarily indicative of the results to be expected for any future period.

Overview

Our company was founded in 1999. We believe francesca’s® is currently one of the fastest growing specialty retailers in the United States. Our growth and operating results reflect the initiatives taken by our management team which include accelerating the rate of new boutique openings and further investing in our distribution capability and in our internet site and direct-to-consumer capability, as well as the acceptance of our brand and merchandise as we have expanded into additional regions of the United States. We also continue to strengthen our capital and liquidity positions by generating positive cash flows from operations and maintaining appropriate debt levels.

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales, comparable sales, cost of goods sold and occupancy costs, selling, general and administrative expenses and income from operations. A summary of our financial results are as follows.

•	Between fiscal year 2012 and 2014 our net sales increased from $296.4 million to $377.5 million, representing a compound annual growth rate of approximately 13%.

•	Our comparable sales (see footnotes 2 and 3 to the table under “Selected Financial Data” in Item 6 of this Annual Report) decreased by 5% and 2% in fiscal years 2014 and 2013, respectively, after a 16% increase in fiscal year 2012.

•	Between fiscal year 2012 and 2014 our direct-to-consumer sales increased from $4.6 million to $14.4 million, representing a compound annual growth rate of approximately 77%.

•	Our income from operations was $52.8 million, $74.3 million and $77.9 million in fiscal years 2014, 2013 and 2012, respectively.

•	Between the end of fiscal year 2012 and 2014 our boutique count increased from 360 to 539.

Since the beginning of fiscal year 2014, we have increased our boutique base from 451 boutiques to 539 boutiques as of January 31, 2015. We expect to continue our strong growth in the future. We believe there is a significant opportunity to grow our boutique base to approximately 900 boutiques over the next five to six years. We plan to open approximately 85 new boutiques in fiscal year 2015.

We continue to invest capital to build the corporate and distribution infrastructure necessary to support our growth. We also continue to invest in our systems infrastructure, including implementation of a fully integrated enterprise software platform and enhancements to our direct-to-consumer website and other software applications. We will remain diligent in our efforts to continuously improve the functionality and performance of our existing enterprise applications and infrastructure to support the Company’s continued growth.

Results of Operations

Fiscal Year 2014 Compared to Fiscal Year 2013

	Fiscal Year Ended
	January 31, 2015		February 1, 2014		Variance
	In Dollars	As a % of Net Sales(1)	In Dollars	As a % of Net Sales(1)	In Dollars	%	Basis Points(1)
	(in thousands, except percentages)
Net sales	$377,497	100.0%	$340,325	100.0%	$37,172	11%	-
Cost of goods sold and occupancy costs	199,919	53.0%	164,260	48.3%	35,659	22%	470
Gross profit	177,578	47.0%	176,065	51.7%	1,513	1%	(470)
Selling, general and administrative expenses	124,804	33.1%	101,795	29.9%	23,009	23%	320
Income from operations	52,774	14.0%	74,270	21.8%	(21,496)	(29)%	(780)
Interest expense	(623)	(0.2)%	(588)	(0.2)%	(35)	6%	-
Other expense	88	0.0%	208	0.1%	(120)	(58)%	(10)
Income before income tax expense	52,239	13.8%	73,890	21.7%	(21,651)	(29)%	(790)
Income tax expense	20,131	5.3%	29,051	8.5%	(8,920)	(31)%	(320)
Net income	$32,108	8.5%	$44,839	13.2%	$(12,731)	(28)%	(470)

(1) Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales increased 11%, or $37.2 million, to $377.5 million in fiscal year 2014 compared to $340.3 million in fiscal year 2013. This increase is attributable to the increase in non-comparable sales driven by 88 new boutiques opened in fiscal year 2014. This change was partially offset by a 5% decrease in comparable sales driven by a 4% decrease in comparable transactions. Our direct-to-consumer sales increased 64%, or $5.7 million, to $14.4 million in fiscal year 2014 from $8.8 million in fiscal year 2013 primarily due to increased website traffic. There were 446 comparable boutiques and 93 non-comparable boutiques open at January 31, 2015 compared to 359 and 92, respectively, at February 1, 2014.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 22%, or $35.7 million, to $199.9 million in fiscal year 2014 compared to $164.3 million in fiscal year 2013. Cost of merchandise and freight expenses increased by $25.0 million due to increased sales volume as well as the disposal of certain slow-moving inventory in the second and fourth quarters of fiscal year 2014. Occupancy costs increased by $10.7 million principally due to the increase in the number of boutiques in operation during fiscal year 2014 as compared to fiscal year 2013.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 53.0% in fiscal year 2014 from 48.3% in fiscal year 2013, an unfavorable variance of 470 basis points. This unfavorable variance was due to 330 basis points of lower merchandise margin and 140 basis points from deleveraging of occupancy costs. The decrease in merchandise margin was driven by the disposal of certain slow moving inventory in the second and fourth quarters of fiscal year 2014 at a cost of $3.0 million and $1.8 million, respectively, as well as increased markdowns and promotions and a merchandise mix change to the lower margin categories.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 23%, or $23.0 million, to $124.8 million in fiscal year 2014 compared to $101.8 million in fiscal year 2013 due to higher boutique and corporate payroll associated with the expansion of the our field leadership structure and those needed to support the increasing boutique base and our sales growth. Additionally, in the fourth quarter of fiscal year 2014, we incurred approximately $2.2 million of expenses related to the transition to a new Chief Executive Officer (“CEO”). In fiscal year 2014, we also recognized a non-cash impairment charge of $2.5 million in connection with the abandonment of previously capitalized expenses related to the development of our e-commerce website. As a percentage of net sales, selling, general and administrative expenses increased to 33.1% in fiscal year 2014 from 29.9% in fiscal year 2013 due to deleveraging of expenses resulting from lower sales growth as well as the CEO transition costs and impairment charge previously discussed.

Income Tax Expense

Income tax expense decreased to $20.1 million in fiscal year 2014 compared to $29.1 million in fiscal year 2013 due to a decrease in taxable income. Our effective tax rate was 38.5% and 39.3% in fiscal years 2014 and 2013, respectively.

Fiscal Year 2013 Compared to Fiscal Year 2012

	Fiscal Year Ended
	February 1, 2014		February 2, 2013		Variance
		As a %		As a %
	In	of Net	In	of Net			Basis
	Dollars	Sales (1)	Dollars	Sales (1)	In Dollars	%	Points(1)
	(in thousands, except percentages)
Net sales	$340,325	100.0%	$296,373	100.0%	$43,952	15%	0
Cost of goods sold and occupancy costs	164,260	48.3%	137,873	46.5%	26,387	19%	170
Gross profit	176,065	51.7%	158,500	53.5%	17,565	11%	(170)
Selling, general and administrative expenses	101,795	29.9%	80,560	27.2%	21,235	26%	270
Income from operations	74,270	21.8%	77,940	26.3%	(3,670)	(5)%	(450)
Interest income (expense)	(588)	(0.2)%	(672)	(0.2)%	84	(13)%	10
Other income (expense)	208	0.1%	230	0.1%	(22)	(10)%	0
Income before income tax expense	73,890	21.7%	77,498	26.1%	(3,608)	(5)%	(440)
Income tax expense	29,051	8.5%	30,437	10.3%	(1,386)	(5)%	(170)
Net income	$44,839	13.2%	$47,061	15.9%	$(2,222)	(5)%	(270)

(1)	Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales increased 15%, or $44.0 million, to $340.3 million in fiscal year 2013 compared to $296.4 million in fiscal year 2012. This increase is attributable to the increase in non-comparable sales driven by 91 new boutiques opened in fiscal year 2013. This change was partially offset by a 2% decrease in comparable sales due to lower comparable boutique transactions. Our direct-to-consumer sales increased 92%, or $4.2 million, to $8.8 million in fiscal year 2013 from $4.6 million in fiscal year 2012 primarily due to increased website traffic. There were 359 comparable boutiques and 92 non-comparable boutiques open at February 1, 2014 compared to 283 and 77, respectively, at February 2, 2013.

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

Sales by Merchandise Category

The following table presents merchandise by category, in dollars and as a percentage of total sales, for the periods indicated.

	Fiscal Year Ended
	January 31, 2015		February 1, 2014		February 2, 2013
		As a %		As a %		As a %
	In	of Net	In	of Net	In	of Net
	Dollars	Sales	Dollars	Sales	Dollars	Sales
	(in thousands, except percentages)
Apparel	$180,736	48.0%	$163,946	48.3%	$145,935	49.2%
Jewelry	81,751	21.7%	81,186	23.9%	68,039	23.0%
Accessories	65,270	17.3%	56,516	16.6%	45,825	15.5%
Gifts	48,981	13.0%	37,875	11.2%	36,602	12.3%
Merchandise sales (1)	376,738	100.0%	339,523	100.0%	296,401	100.0%
(1)	Excludes gift card breakage income, shipping and change in return reserve.

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

We were in compliance with all covenants under our revolving credit facility as of January 31, 2015. At January 31, 2015, we had $39.1 million of cash and cash equivalents and $75.0 million in borrowing availability under our revolving credit facility. There were no letters of credit outstanding at January 31, 2015.

We expect that our cash flow from operations along with borrowings under our revolving credit facility and tenant allowances for new boutiques will be sufficient to fund capital expenditures, our working capital requirements and our principal and interest requirements under our revolving credit facility for at least the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table.

	Fiscal Year Ended
	January 31,	February 1,	February 2,
	2015	2014	2013
	(in thousands)
Provided by operating activities	$54,444	$49,278	$56,999
Used in investing activities	(24,242)	(24,535)	(23,663)
Used in financing activities	(28,629)	(17,122)	(17,505)
Net increase in cash and cash equivalents	$1,573	$7,621	$15,831

Operating Activities

Net cash provided by operating activities consist primarily of net income adjusted for non-cash items (including depreciation and amortization and deferred taxes), the effect of working capital changes and tenant allowances received from landlords.

Cash provided by operating activities increased $5.2 million in fiscal year 2014 as compared to fiscal year 2013 primarily due to increases in non-cash items (including the impairment charge, inventory write-off and depreciation) and gift card liability as well as decreases in inventory and prepaid and other assets. These changes were partially offset by the decrease in net income. Our merchandise inventory decreased primarily due to improved inventory management, which included the disposal of certain slow-moving inventory, while the decrease in prepaid and other assets was due to lower prepaid marketing and on-hand boutique supplies.

Cash provided by operating activities decreased $7.7 million in fiscal year 2013 as compared to fiscal year 2012 primarily due to lower net income and tenant allowances received as well as increases in income taxes receivable and inventories. Inventories increased due the increase in number of boutique in operations in fiscal year 2013 as compared to the prior year period and carryover clearance inventory from the fourth quarter. This change was partially offset by an increase in non-cash items, primarily depreciation, as well as increases in gift card liability and accounts payable due to the increase in the number of boutiques in operation in fiscal year 2013 as compared to fiscal year 2012.  Additionally, accounts payable increased in connection with build-outs for boutiques that will open in fiscal year 2014.

Investing Activities

Net cash used in investing activities consist primarily of capital expenditures for new boutiques, improvements to existing boutiques, as well as investment in information technology and our distribution facility.

	Fiscal Year Ended
	January 31,	February 1,	February 2,
	2015	2014	2013
	(in thousands)
Capital expenditures for:
New boutiques	$18,668	$17,453	$15,692
Existing boutiques	3,997	2,407	1,263
Technology	1,143	3,563	1,838
Corporate and distribution	447	1,210	4,870
	$24,255	$24,633	$23,663

Our total capital expenditures for fiscal years 2014, 2013 and 2012 were $24.3 million, $24.6 million and $23.7 million, respectively, with new boutiques accounting for most of our spending at $18.7 million, $17.5 million and $15.7 million over the same period, respectively. Spending for new boutiques included amounts associated with boutiques that will open in the subsequent fiscal year. We opened 88 boutiques in fiscal year 2014, 91 boutiques in fiscal year 2013 and 77 boutiques in fiscal year 2012. The average cost of the leasehold improvements, furniture and fixtures, excluding tenant allowances, for new boutiques opened in fiscal year 2014, 2013 and 2012 were $200,000, $175,000 and $186,000, respectively. We expect that the costs of opening new boutiques to increase in future years.  However, we expect that any such increase will not be material and should not adversely impact our expansion plans or our payback period.  The average tenant allowance per new boutique were $87,000, $68,000 and $92,000 in fiscal years 2014, 2013 and 2012, respectively, while total cash inflows from tenant allowances totaled $7.4 million, $6.0 million and $7.5 million over the same period, respectively. The decrease in average tenant allowance in fiscal year 2013 was principally due to opening more boutiques in non-mall locations as compared to the other years.  Tenant allowances are amortized as a reduction in rent expense over the term of the lease. The average collection period for these allowances is approximately six months after boutique opening. As a result, we fund the cost of new boutiques with cash flow from operations, tenant allowances from our landlords, or borrowings under our revolving credit facility. We also spent $4.0 million, $2.4 million and $1.3 million over the same periods, respectively, in connection with existing boutiques. The majority of these amounts were spent on remodeling or relocating 53 boutiques in fiscal years 2014, 27 boutiques in fiscal year 2013 and 17 boutiques in fiscal year 2012. The remaining capital expenditures in each of the fiscal years 2014, 2013 and 2012 were primarily used for investments in information technology (including enhancements to our direct-to consumer website and implementation of an enterprise planning software in fiscal year 2013), our corporate offices (including our new corporate office build out in fiscal year 2012) and for distribution facility enhancements.

Management anticipates that capital expenditures in fiscal year 2015 will be approximately $30.0 million to $32.0 million. The majority of this amount will be spent on investments in new and existing boutiques.

Financing Activities

Net cash used in financing activities consist principally of borrowings and payments under our revolving credit facilities as well as proceeds from the exercise of stock options and the related tax consequence.

Net cash used in financing activities in fiscal year 2014 was $28.6 million. This consisted of cash outflows for the repayment of amounts outstanding under our revolving credit facility amounting to $25.0 million and repurchases of our common stock amounting to $5.3 million. These cash outflows were partially offset by $1.6 million proceeds from stock option exercises and the related tax consequence. Net cash used in financing activities in fiscal year 2013 was $17.1 million.  This consisted of cash outflows for repurchases of our common stock amounting to $54.0 million and $0.4 million payment of debt issuance costs partially offset by $25.0 million proceeds from borrowings under our revolving credit facility and $12.3 million proceeds from the exercise of stock options and the related tax consequence.  Net cash used in financing activities in fiscal year 2012 of $17.5 million consisted of a $22.0 million repayment of borrowings under our revolving credit facility partially offset by $4.5 million of proceeds from stock option exercises and the related tax benefit.

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

The Second Amended and Restated Credit Agreement provides an aggregate amount of $75.0 million in credit facility (including up to $10.0 million for letters of credit) and matures on August 30, 2018. The Second Amended and Restated Credit Agreement also contains an increase option permitting Francesca’s Collections, subject to certain requirements, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event Francesca’s Collections has certain indebtedness outstanding.  At January 31, 2015, there was no amount outstanding under the Second Amended and Restated Credit Agreement.

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

The borrowings under the Second Amended and Restated Credit Agreement bear interest at a rate equal to an applicable margin plus, at the option of Francesca’s Collections, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate of Royal Bank of Canada, (2) the federal funds rate plus 1/2 of 1%, and (3) the LIBOR for an interest period of one month plus 1.00%, or (b) in the case of LIBOR borrowings, a rate equal to the LIBOR for the interest period relevant to such borrowing.  The applicable margin for borrowings under the Second Amended and Restated Credit Agreement ranges from 0.75% to 1.25% with respect to base rate borrowings and from 1.75% to 2.25% with respect to LIBOR borrowings, in each case based upon the achievement of specified levels of a ratio of consolidated total debt to consolidated EBITDA.  In addition, the Borrower is required to pay a commitment fee on the unused portion of the revolver at a rate ranging from 0.25% to 0.38%.   During fiscal year 2014, amounts outstanding under the Second Amended and Restated Credit Agreement accrued interest at an average rate of 2.1%.

The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including limitations on the ability of Francesca’s Collections and its subsidiaries to (i) incur additional debt; (ii) create liens; (iii) make certain investments, acquisitions, loans and advances; (iv) sell assets; (v) pay dividends or make distributions or make other restricted payments; (vi) prepay other indebtedness; (vii) engage in mergers or consolidations; (viii) change the business conducted by Francesca’s Collections and its subsidiaries; (ix) engage in certain transactions with affiliates; (x) enter into agreements that restrict dividends from subsidiaries; and (xi) amend certain charter documents and material agreements governing subordinated and junior indebtedness. However, Francesca’s Collections is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and Francesca’s Collections is in pro forma compliance with  a maximum secured leverage ratio.  At January 31, 2015, Francesca’s Collections would have met the conditions for paying dividends out of the available investment basket, including compliance with the required total secured leverage ratio.

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

As of January 31, 2015, Francesca’s Collections was in compliance with all covenants under the Second Amended and Restated Credit Agreement.

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

Gift Cards and Gift Card Breakage

We account for the sale of gift cards as a liability at the time a gift card is sold. The liability is relieved and revenue is recognized upon redemption of the gift card. The gift cards we issue are owned by an unrelated third party. Our gift cards do not have an expiration date. We recognize income from the breakage of gift cards when the likelihood of redemption of the gift card is deemed to be remote based on historical redemption patterns. We recognized $0.1 million, $0.4 million and $0 of gift card breakage income in fiscal years 2014, 2013 and 2012, respectively.  The gift card breakage income is included in net sales.

Inventory Valuation

We value merchandise inventory at the lower of cost or market on a weighted average cost basis. Inventory costs include cost of merchandise and freight costs. We record merchandise receipts at the time they are delivered to our distribution center or to our boutiques directly from vendors.

We review our inventory levels to identify slow-moving merchandise and generally use promotional markdowns to clear slow-moving merchandise. Each period we evaluate recent selling trends and the related promotional events or pricing strategies in place to sell through the current inventory levels. Promotional markdowns or additions to the lower of cost or market (“LCM”) reserve may occur when inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, lack of consumer acceptance of fashion items, competition or if it is determined that the inventory in stock will not sell at its currently ticketed price. Such markdowns may have an adverse impact on earnings, depending on the extent and amount of inventory affected. In addition, the anticipated deployment of new merchandise are reflected within the estimated future promotional markdown plan as such new inventory, in certain circumstances, will displace merchandise currently on-hand. To accelerate the flow of new merchandise into our boutiques, we disposed of certain slow-moving merchandise in the second and fourth quarters of fiscal year 2014 at a cost of $3.0 million and $1.8 million, respectively. We believed that regular markdowns were insufficient to clear such slow-moving merchandise at a pace suitable for our merchandising strategy.

We also estimate an inventory shrinkage reserve for the period of time between the last physical inventory count and the balance sheet date. The estimate for shrinkage reserve can be affected by changes in merchandise mix and changes in actual shrinkage trends.

Additions to the LCM and shrinkage reserves are included in cost of goods sold and occupancy costs in the consolidated statements of operations.

If there are material changes in the estimates or assumptions we use to calculate our LCM or shrinkage reserves, our operating results could be affected.

Impairment of Long-lived Assets

We evaluate long-lived assets held for use and held for sale whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at a boutique level. Long-lived assets are reviewed for impairment using factors including, but not limited to, our current and future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that asset compared to its carrying value. If the carrying value of the asset is greater than the sum of the undiscounted future cash flows, an impairment loss is recognized for the difference between the carrying value of the asset and its estimated fair value; provided, however, that no other facts or circumstances indicate that recognition of such loss is premature. Fair value is determined using Level 3 inputs based on discounted future cash flows associated with the asset using a discount rate commensurate with the risk.

In addition, at the time a decision is made to close a boutique, we accelerate depreciation over the revised useful life of the asset.

In fiscal year 2014, we recognized a non-cash impairment charge of $2.5 million in connection with the abandonment of previously capitalized expenditures related to the development of the Company’s e-commerce website. No impairment was recognized in fiscal years 2013 and 2012. The impairment charge is included in selling, general and administrative expenses.

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

We recognize tax liabilities for uncertain tax positions and adjust these liabilities when the company’s judgment changes as a result of the evaluation of new information not previously available. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. There were no uncertain tax positions requiring accrual at January 31, 2015 and February 1, 2014.

Stock-based Compensation

Stock-based compensation is measured based on the grant date fair value and is recognized as expense over the requisite service period (which generally is the vesting period of the award) for awards that are expected to vest. We recognized stock-based compensation amounting to $2.7 million, $3.8 million and $3.6 million in fiscal years 2014, 2013 and 2012, respectively.

We generally use the Black-Scholes option pricing model to determine the fair value of stock options, except for stock options subject to market conditions for which we use a Monte-Carlo simulation model. The determination of fair value using each of the models considers the following assumptions.

•	Expected volatility. Due to lack of trading history of our common stock, we estimate expected volatility using historical and implied volatilities of similar entities whose shares prices are publicly available, including Company specific data in fiscal year 2014. Beginning in fiscal year 2015, we expect to estimate volatility using the historical volatility of our own common stock. We do not expect significant change in expected volatility as a result.

•	Expected term. The expected term represents the period of time options are expected to be outstanding. Due to lack of sufficient historical data, we use the “simplified method” as allowed by SEC Staff Accounting Bulletin Topic 14D2 to estimate the expected term. The simplified method defines expected term as the midpoint between the vesting date and the contractual term of the stock option.

•	Risk-free interest rate. The risk-free interest rate is based on the rate of treasury instruments whose maturities are similar to those of the expected term of the award being valued.

•	Expected dividend yield. The expected dividend yield is based on our expectations of not paying dividends on our common stock for the foreseeable future.

In fiscal years 2014, 2013 and 2012, the grant date fair value of stock options was estimated using the following assumptions:

Fiscal Year
	2014	2013	2012
Expected volatility rate	57.0%- 60.3%	59.7% - 61.3%	50.3% - 68.2%
Expected term (in years)	6.0 – 7.5	6.0 – 6.5	6.0 - 6.5
Risk-free interest rate	1.9% - 2.0%	1.0% - 2.0%	0.8% - 1.0%
Expected dividend yield	-	-	-

The fair value of restricted stocks awards is determined based on the closing price of our common stock on the award date. For restricted stock awards subject to performance conditions, compensation expense is recognized when it is probable that the specified performance goals will be achieved. We assess the probability of vesting at each reporting period and adjust stock-based compensation based on the results of such assessment.

Changes in these inputs and assumptions can materially affect the measurement of the estimated fair value of our stock-based compensation.

  Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of January 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands)
Long term debt(1)	$680	$190	$379	$111	$-
Operating lease obligations(2)	242,681	35,785	70,828	63,433	72,635
Merchandise purchase commitments	37,781	37,781	-	-	-
Contracts for software application implementation	1,913	1,485	428	-	-

(1)	This amount represents unused commitment fee. For purposes of this table, we estimated the amount of unused commitment fee using the amount available for borrowing and the average rate at January 31, 2015 of $75.0 million and 0.25%, respectively.
(2)	Excludes common area maintenance charges, real estate taxes and certain other expenses which amounted to approximately 41% of minimum lease obligations in fiscal year 2014.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, please refer to Note 1 to our audited consolidated financial statements included in “Financial Statements and Supplementary Date” in Item 8 of this Annual Report, which is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows could be exposed to changes in interest rates to the extent that we do not use effective hedging arrangements.  We historically have not used derivative financial instruments for speculative or trading purposes, however, this does not preclude our adoption of specific hedging strategies in the future. At January 31, 2015, there was no amount outstanding under the Second Amended and Restated Credit Agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Francesca’s Holdings Corporation

We have audited the accompanying consolidated balance sheets of Francesca’s Holdings Corporation (the “Company”) as of January 31, 2015 and February 1, 2014 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Francesca’s Holdings Corporation at January 31, 2015 and February 1, 2014 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Francesca’s Holdings Corporation’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 27, 2015 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Dallas, Texas

March 27, 2015

Francesca’s Holdings Corporation

Consolidated Balance Sheets

(In thousands, except share data)

	January 31,	February 1,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$39,071	$37,498
Accounts receivable	12,279	8,984
Inventories	23,801	24,614
Deferred income taxes	4,858	4,565
Prepaid expenses and other current assets	5,890	6,764
Total current assets	85,899	82,425
Property and equipment, net	74,095	64,131
Deferred income taxes	3,642	2,335
Other assets, net	1,909	1,654
TOTAL ASSETS	$165,545	$150,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,550	$10,207
Accrued liabilities	11,904	9,823
Total current liabilities	23,454	20,030
Landlord incentives and deferred rent	32,877	27,448
Long-term debt	-	25,000
Total liabilities	56,331	72,478
Commitments and contingencies
Stockholders’ equity:
Common stock-$.01 par value, 80.0 million shares authorized, 45.5 million and 45.2 million shares issued as of January 31, 2015 and February 1, 2014, respectively.	455	452
Additional paid-in capital	105,498	101,192
Retained earnings	63,404	31,296
Treasury stock, at cost – 3.2 million and 2.9 million shares held at January 31, 2015 and February 1, 2014, respectively.	(60,143)	(54,873)
Total stockholders’ equity	109,214	78,067

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$165,545	$150,545

The accompanying notes are an integral part of these Consolidated Financial Statements.

Francesca’s Holdings Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year Ended
	January 31,	February 1,	February 2,
	2015	2014	2013
Net sales	$377,497	$340,325	$296,373
Cost of goods sold and occupancy costs	199,919	164,260	137,873
Gross profit	177,578	176,065	158,500
Selling, general and administrative expenses	124,804	101,795	80,560
Income from operations	52,774	74,270	77,940
Interest expense	(623)	(588)	(672)
Other income	88	208	230
Income before income tax expense	52,239	73,890	77,498
Income tax expense	20,131	29,051	30,437
Net income	$32,108	$44,839	$47,061

Basic earnings per common share	$0.76	$1.03	$1.08
Diluted earnings per common share	$0.76	$1.02	$1.05

Weighted average shares outstanding:
Basic shares	42,259	43,372	43,744
Diluted shares	42,380	44,123	44,807

The accompanying notes are an integral part of these Consolidated Financial Statements.

Francesca’s Holdings Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional	Retained	Treasury	Total
	Shares	Par	Paid-In	Earnings	Stock,	Stockholders’
	Outstanding	Value	Capital	(Deficit)	at cost	Equity
Balance, January 28, 2012	43,538	$435	$77,071	$(60,604)	$-	$16,902
Net income	-	-	-	47,061	-	47,061
Stock-based compensation	-		3,599	-	-	3,599
Restricted stocks vested	3	-	-	-	-	-
Stock options exercised and related tax benefit	339	4	4,491	-	-	4,495
Balance, February 2, 2013	43,880	439	85,161	(13,543)	-	72,057
Net income	-	-	-	44,839	-	44,839
Stock-based compensation	-		3,781	-	-	3,781
Restricted stocks vested	2	-	-	-	-	-
Stock options exercised and related tax benefit	1,361	13	12,250	-	-	12,263
Repurchases of common stock	(2,894)	-	-	-	(54,873)	(54,873)
Balance, February 1, 2014	42,349	452	101,192	31,296	(54,873)	78,067
Net income	-	-	-	32,108	-	32,108
Stock-based compensation	-	-	2,668	-	-	2,668
Restricted stocks vested	2	-	-	-	-	-
Stock options exercised and related tax benefit	232	3	1,638	-	-	1,641
Repurchases of common stock	(285)	-	-	-	(5,270)	(5,270)
Balance, January 31, 2015	42,298	$455	$105,498	$63,404	$(60,143)	$109,214

The accompanying notes are an integral part of these Consolidated Financial Statements.

Francesca’s Holdings Corporation

Consolidated Statements of Cash flows

(In thousands)

	Fiscal Year Ended
	January 31,	February 1,	February 2,
	2015	2014	2013
Cash Flows Provided by Operating Activities:
Net income	$32,108	$44,839	$47,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,151	10,054	7,151
Stock-based compensation expense	2,668	3,781	3,599
Excess tax benefit from stock-based compensation	(309)	(5,846)	(2,296)
Impairment charges	2,470	-	-
Loss on disposal of assets	364	343	188
Inventory write-off	3,831	-	-
Amortization of debt issuance costs	245	278	299
Deferred income taxes	(1,600)	(1,014)	(2,559)
Changes in assets and liabilities:
Accounts receivables	(2,986)	(634)	(70)
Inventories	(3,018)	(5,565)	(4,587)
Prepaid expenses and other assets	373	(2,021)	(1,512)
Accounts payable	(363)	551	(547)
Accrued liabilities	2,081	(844)	3,069
Landlord incentive and deferred rent	5,429	5,356	7,203
Net cash provided by operating activities	54,444	49,278	56,999
Cash Flows Used in Investing Activities:
Purchase of property and equipment	(24,255)	(24,633)	(23,663)
Other	13	98	-
Net cash used in investing activities	(24,242)	(24,535)	(23,663)
Cash Flows Used in Financing Activities:
Repayment of borrowings under the revolving credit facility	(25,000)		(22,000)
Proceeds from borrowings under the revolving credit facility	-	25,000	-
Repurchases of common stock	(5,270)	(54,009)	-
Payment of debt issuance costs	-	(376)	-
Proceeds from the exercise of stock options	1,332	8,697	2,199
Taxes paid related to net settlement of equity awards	-	(2,280)	-
Excess tax benefit from stock-based compensation	309	5,846	2,296
Net cash used in financing activities	(28,629)	(17,122)	(17,505)

Net increase in cash and cash equivalents	1,573	7,621	15,831
Cash and cash equivalents, beginning of year	37,498	29,877	14,046
Cash and cash equivalents, end of year	$39,071	$37,498	$29,877
Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$24,088	$32,401	$32,405
Interest paid	388	293	448

The accompanying notes are an integral part of these Consolidated Financial Statements.

FRANCESCA’S HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. Summary of Significant Accounting Policies

Nature of Business

Francesca’s Holdings Corporation (the “Company” or “Holdings”) is a holding company incorporated in 2007 under the laws of Delaware. The Company’s business operations are conducted through its subsidiaries.  The Company operates a national chain of retail boutiques designed and merchandised to feel like independently owned, upscale boutiques and provide its customers with an inviting, intimate and fun shopping experience. The Company offers a diverse and balanced mix of apparel, jewelry, accessories and gifts at attractive prices. At January 31, 2015, the Company operated 539 boutiques, which are located in 47 states throughout the United States and the District of Columbia, and its direct-to-consumer website.

Fiscal Year

The Company maintains its accounts on a 52- to 53- week year ending on the Saturday closest to January 31. All references herein to fiscal year “2014” represents the 52-week period ended January 31, 2015, fiscal year “2013” represents the 52-week period ended February 1, 2014, and fiscal year “2012” represents the 53-week period ended February 2, 2013.

Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value Measurements

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

Non-financial assets and liabilities, including long-lived assets, are measured at fair value on a non-recurring basis. The fair value of those assets is determined using Level 3 inputs which generally requires that the company to make estimates of future cash flows based on historical experience, current trends, market conditions and other relevant factors deemed material.

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

FRANCESCA’S HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable consist of amounts due from credit card companies, tenant allowances due from landlords and income tax refund receivable. The Company’s management has reviewed accounts receivable for collectability and has determined that an allowance for doubtful accounts is not necessary at January 31, 2015 and February 1, 2014.

Inventory

The Company values merchandise inventory at the lower of cost or market on a weighted-average cost basis. Inventory costs include freight costs. The Company records merchandise receipts at the time they are delivered to the distribution center or to its boutiques directly from vendors.

The Company reviews its inventory levels to identify slow-moving merchandise and generally uses promotional markdowns to clear slow-moving merchandise. Each period, the Company evaluates recent selling trends and the related promotional events or pricing strategies in place to sell through the current inventory levels. To accelerate the flow of new merchandise into its boutiques, the Company disposed of certain slow-moving merchandise in the second and fourth quarters of fiscal year 2014 at a cost of $3.0 million and $1.8 million, respectively.

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

Impairment of Long-lived Assets

The Company evaluates long-lived assets held for use and held for sale whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at the boutique level. Long-lived assets are reviewed for impairment using factors including, but not limited to, the Company’s current and future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to the assets compared to its carrying value. If the carrying value of the asset is greater than the sum of the undiscounted future cash flows, an impairment loss is recognized for the difference between the carrying value and the estimated fair value of the asset; provided, however, that no other facts or circumstances indicate that recognition of such loss is premature. Fair value is determined using Level 3 inputs based on discounted future cash flows associated with the asset using a discount rate commensurate with the risk. In addition, at the time a decision is made to close a boutique, the Company accelerates depreciation over the revised useful life of the asset.

In fiscal year 2014, the Company recognized a non-cash impairment charge of $2.5 million in connection with the abandonment of previously capitalized expenditures related to the development the Company’s e-commerce website. No impairment was recognized in fiscal years 2013 and 2012. The impairment charge is included in selling, general and administrative expenses.

FRANCESCA’S HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases

The Company leases boutiques and its distribution center and office space under operating leases. The majority of the Company’s lease agreements provide for tenant improvement allowances, rent escalation clauses and/or contingent rent provisions.

Landlord incentives, such as tenant improvement allowances, are deferred and amortized on a straight-line basis over the lease term as a reduction of rent expense. The unamortized portion of landlord incentives totaled $23.0 million and $19.2 million at January 31, 2015 and February 1, 2014, respectively.

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

Gift Cards and Gift Card Breakage

The Company accounts for the sale of gift cards as a liability at the time a gift card is sold. The liability is relieved and revenue is recognized upon redemption of the gift card. The gift cards issued by the Company are owned by an unrelated third party.  The Company’s gift cards do not have an expiration date. Income from gift card breakage is recognized when the likelihood of redemption is deemed to be remote based on historical redemption patterns. The Company recognized $0.1 million, $0.4 million and $0 of gift card breakage income in fiscal years 2014, 2013 and 2012, respectively.  The gift card breakage income is included in net sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include boutique and headquarters payroll (including buying department), employee benefits, freight from distribution centers to boutiques, boutique pre-opening expense, credit card merchant fees, costs of maintaining and operating the Company’s direct-to-consumer business, travel and administration costs, corporate asset depreciation, stock-based compensation and other expenses related to operations at the corporate headquarters.

Freight costs included in selling, general and administrative expenses amounted to $3.8 million, $2.8 million and $2.1 million in fiscal years 2014, 2013 and 2012, respectively.

Advertising

Advertising costs are charged to expense as incurred or, in the case of media production costs (such as television or print), when advertising first takes place. Advertising costs were $1.1 million, $0.7 million and less than $0.1 million in fiscal years 2014, 2013 and 2012, respectively.

Stock-Based Compensation

Stock-based compensation is measured at the grant date fair value and recognized as expense over the requisite service period (generally the vesting period of the award) for awards that are expected to vest. Please refer to Note 7 for additional information.

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

A tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. The Company recognizes tax liabilities for uncertain tax positions and adjusts these liabilities when the Company’s judgment changes as a result of the evaluation of new information not previously available. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. The Company has no uncertain tax positions requiring accrual at January 31, 2015 and February 1, 2014.

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

In May 2014 the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This pronouncement was issued to improve the financial reporting of revenue and improve comparability of the top line in financial statements globally and is effective for reporting periods beginning on or after December 15, 2016. The Company is in the process of assessing the provisions of this new guidance and has not yet determined whether the adoption will have a material impact on the Company’s consolidated financial statements or disclosures.

2. Earnings per Share

Basic earnings per common share amounts are calculated using the weighted-average number of common shares outstanding for the period. Diluted earnings per common share amounts are calculated using the weighted-average number of common shares outstanding for the period and include the dilutive impact of stock options and restricted stock using the more dilutive of the treasury stock method or the two-class method. The following table summarizes the potential dilutive impact that could occur if outstanding options to acquire common stock were exercised or if outstanding restricted stocks have fully vested, and reconciles the weighted-average common shares outstanding used in the computation of basic and diluted earnings per share.

	Fiscal Years Ended
	January 31,	February 1,	February 2,
	2015	2014	2013
	(In thousands, except per share data)
Numerator:
Net income	$32,108	$44,839	$47,061

Denominator:
Weighted-average common shares outstanding-basic	42,259	43,372	43,744
Options and other dilutive securities	121	751	1,063
Weighted-average common shares outstanding-diluted	42,380	44,123	44,807
Per common share:

FRANCESCA’S HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Years Ended
	January 31,	February 1,	February 2,
	2015	2014	2013
	(In thousands, except per share data)
Basic earnings per common share	$0.76	$1.03	$1.08
Diluted earnings per common share	$0.76	$1.02	$1.05

Potentially issuable shares under the Company’s stock-based compensation plan amounting to approximately 1.9 million (includes approximately 1.1 million of performance awards), 0.8 million, and 0.7 million shares for the fiscal years 2014, 2013, and 2012, respectively, were outstanding but not included in the computation of diluted earnings per shares due to their anti-dilutive effect.

3. Detail of Certain Balance Sheet Accounts

	As of Fiscal Year Ended
	January 31,	February 1,
	2015	2014
	(in thousands)

Accounts receivable:
Credit card receivables	$2,533	$2,395
Tenant allowances	841	899
Income tax receivable	8,284	5,690
Others	621	-
	$12,279	$8,984

Property and equipment, net:
Signage and leasehold improvements	$73,694	$56,717
Furniture and fixtures	15,009	11,992
Equipment	4,485	4,086
Software	6,371	5,062
Construction in progress	11,331	12,242
	110,890	90,099
Less accumulated depreciation	(36,795)	(25,968)
	$74,095	$64,131

Accrued liabilities:
Gift cards and store credits outstanding	$6,906	$5,757
Accrued payroll, benefits and bonuses	4,014	3,439
Accrued sales tax	968	595
Accrued interest	16	32
	$11,904	$9,823

Landlord incentives and deferred rent:
Landlord incentives	$23,013	$19,228
Deferred rent	9,864	8,220
	$32,877	$27,448

FRANCESCA’S HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Income Taxes

The provision for income tax expense for fiscal years 2014, 2013 and 2012 is as follows:

	Fiscal Years Ended
	January 31,	February 1,	February 2,
	2015	2014	2013
Current:
Federal	$18,498	$25,363	$27,352
State	3,345	4,702	5,644
Total	21,843	30,065	32,996
Deferred:
Federal	(1,069)	(747)	(1,812)
State	(643)	(267)	(747)
Total	(1,712)	(1,014)	(2,559)

Income tax expense	$20,131	$29,051	$30,437

A reconciliation of the statutory federal income tax rate to the effective tax rate follows:

	Fiscal Years Ended
	January 31,	February 1,	February 2,
	2015	2014	2013
Income tax expense at statutory rate	35.0%	35.0%	35.0%
Nondeductible expenses	0.1	0.3	0.2
State tax, net of federal benefit	2.9	4.1	4.1
Other	0.5	(0.1)	-
Effective tax rate	38.5%	39.3%	39.3%

Deferred tax assets and liabilities are recorded due to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences as measured by enacted tax rates, which will be in effect when these temporary differences reverse. These differences consist of the following as of the dates indicated:

	As of Fiscal Year Ended
	January 31,	February 1,
	2015	2014
	(in thousands)
Deferred tax assets:
Inventories	$1,005	$941
Accrued liabilities	3,853	3,624
Landlord incentives and deferred rents	12,514	10,484
Equity based compensation	2,662	2,075
Other	57	61
Total deferred tax assets	20,091	17,185
Deferred tax liabilities
Property and equipment	(11,591)	(10,285)
Total deferred tax liabilities	(11,591)	(10,285)
Net deferred tax assets	$8,500	$6,900

 The Company’s tax years are subject to examination by federal authorities from 2011 forward, and by state taxing authorities from 2010 forward.

FRANCESCA’S HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc., (“Francesca’s Collections”), as borrower, and its parent company, Francesca’s LLC (the “Parent”), a wholly-owned subsidiary of Holdings, entered into a Second Amended and Restated Credit Agreement (“Second Amended and Restated Credit Agreement”) with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto, which amends and restates the existing Amended and Restated Credit Agreement, dated as of July 27, 2011, as amended by Amendment No. 1 to the Amended and Restated Credit Agreement, dated February 7, 2013.  The Second Amended and Restated Credit Agreement provides $75.0 million of credit facility (including up to $10.0 million for letters of credit) that matures on August 30, 2018.  The Second Amended and Restated Credit Agreement also contains an increase option permitting Francesca’s Collections, subject to certain requirements, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event Francesca’s Collections has certain indebtedness outstanding.  At January 31, 2015, no amount was outstanding under the Second Amended and Restated Credit Agreement.

All obligations under the Second Amended and Restated Credit Agreement are unconditionally guaranteed by, subject to certain exceptions, the Parent and each of Francesca’s Collections’ existing and future direct and indirect wholly-owned domestic subsidiaries.  There are currently no subsidiary guarantors for the Second Amended and Restated Credit Agreement because Francesca’s Collections does not currently have any subsidiaries.  All obligations under the Second Amended and Restated Credit Agreement, and the guarantees of those obligations (as well as cash management obligations and any interest rate hedging or other swap agreements), are secured by substantially all of Francesca’s Collections’ assets as well as the assets of any subsidiary guarantor.  Additionally, the Second Amended and Restated Credit Agreement contains customary events of default and requires Francesca’s Collections to comply with certain financial covenants. Francesca’s Collections is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and Francesca’s Collections is in pro forma compliance with a maximum secured leverage ratio.  As of January 31, 2015, Francesca’s Collections was in compliance with all covenants under the Second Amended and Restated Credit Agreement.  At January 31, 2015, Francesca’s Collections would have met the conditions for paying dividends out of the available investment basket, including compliance with the required total secured leverage ratio.

The borrowings under the Second Amended and Restated Credit Agreement bear interest at a rate equal to an applicable margin plus, at the option of Francesca’s Collection’s, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate of Royal Bank of Canada, (2) the federal funds rate plus 1/2 of 1%, and (3) the LIBOR for an interest period of one month plus 1.00%, or (b) in the case of LIBOR borrowings, a rate equal to the LIBOR for the interest period relevant to such borrowing. The applicable margin for borrowings under the Second Amended and Restated Credit Agreement ranges from 0.75% to 1.25% with respect to base rate borrowings and from 1.75% to 2.25% with respect to LIBOR borrowings, in each case based upon the achievement of specified levels of a ratio of consolidated total debt to consolidated EBITDA.  In addition, the Borrower is required to pay a commitment fee on the unused portion of the revolver at a rate ranging from 0.25% to 0.38%.   During fiscal year 2014, amounts outstanding under the Second Amended and Restated Credit Agreement accrued interest at an average rate of 2.1%.

In connection with the revolving credit facility, the Company incurred $0.4 million of debt issuance costs in fiscal year 2013 which is being amortized over the term of the loan.

6.  Share Repurchases

On September 3, 2013, the Company’s Board of Directors authorized a $100.0 million share repurchase program commencing on the same date.  This authorization has no expiration date.  Under the repurchase program, purchases can be made from time to time in the open market, in privately negotiated transactions, under Rule 10b5-1 plans or through other available means.  The specific timing and amount of the repurchases is dependent on market conditions, securities law limitations and other factors. During fiscal year 2014, the Company repurchased 0.3 million shares of its common stock at a cost of approximately $5.3 million or an average price (including brokers’ commission) of $18.49 per share.  During fiscal year 2013, the Company repurchased 2.9 million shares of its common stock at a cost of approximately $54.9 million or an average price (including brokers’ commission) of $18.95 per share.  The cost of repurchased shares is presented as treasury stock in the consolidated balance sheets.  As of January 31, 2015, the remaining balance available for future share repurchase was approximately $39.9 million.

7.  Stock-Based Compensation

Stock-based compensation expense for fiscal years 2014, 2013 and 2012 totaled approximately $2.7 million, $3.8 million and $3.6 million, respectively.

FRANCESCA’S HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Incentive Plans

2010 Stock Incentive Plan

On February 27, 2010, the Company adopted the Francesca’s Holdings Corporation 2010 Stock Incentive Plan (the “2010 Plan”) to be administered by the Board or a Committee. Under the 2010 Plan, awards may be in the form of stock options, stock or restricted stock and may be granted to any officers, directors, eligible employees and consultants of the Company. Exercise prices shall not be less than the fair market value of the Company’s common stock at the date of grant as determined by the Board. The awards generally vest over four to five years and have a ten year contractual term. As of July 14, 2011, the Company can no longer grant awards under the 2010 Plan.

2011 Stock Incentive Plan

On July 14, 2011, the 2011 Equity Incentive Plan (the “2011 Plan”) was approved by the stockholders and became immediately effective. Under the 2011 Plan, awards may be in the form of nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock and other stock-based awards which can be granted to any officers, directors, employees and consultants of the Company. A total of 3,175,365 shares of common stock are authorized for issuance under the 2011 Plan. Awards granted under the 2011 Plan generally vest over three to five years and have a ten-year contractual life. As of January 1, 2015, there were approximately 1.2 million awards remaining that can be granted under the 2011 Plan.

Stock Options

The following table summarizes stock option activity during fiscal year 2014. The intrinsic value of the stock options was calculated based the closing price of the Company’s common stock on the last trading day closest to January 31, 2015.

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise Price	Life	Intrinsic Value
	(in thousands)	(Per share data)	(in Years)	(In thousands)
Stock options outstanding as of February 1, 2014	1,264	$19.39
Granted – service-based	78	$15.68
Granted – service and market-based	1,000	$11.56
Exercised	(232)	$5.73
Forfeited or expired	(237)	$26.69
Stock options outstanding as of January 31, 2015	1,873	$15.83	8	$6,835
Stock options exercisable at January 31, 2015	507	$22.52	3	$1,459

On December 4, 2014, Michael Barnes was appointed as Chairman of the Board of Directors (“Board”), President and Chief Executive Officer (“CEO”) of the Company. In connection with such appointment, the Board awarded him stock options to purchase up to 1,000,000 shares of the Company’s common stock. The option is subject to both service and market conditions. Vesting occurs if the closing price of the Company’s common stock achieves the pre-established targets at any time during the specified performance period and he remains employed by the Company through the end of the vesting period. The award had a grant date fair value of $5.9 million (determined using the Monte Carlo simulation) that is being amortized over the requisite service period.

During fiscal years 2014, 2013 and 2012 stock options were granted at a weighted-average grant date fair value of $6.04, $14.15 and $14.21, respectively. The intrinsic value of stock options at the date of exercise amounted to $2.8 million, $20.8 million and $7.5 million in fiscal years 2014, 2013 and 2012, respectively.

Other than the market-based options described above, all other option grants are subject to service condition only. The fair value of stock options with a service condition was estimated using the Black Scholes option pricing model. The fair value of stock options subject to a service and a market condition was estimated using a Monte-Carlo simulation method. Each model considers the following significant assumptions in determining the fair value of awards. Changes in any of these inputs and assumptions can materially affect the measurement of the estimated fair value of stock-based compensation.

Fiscal Year
	2014	2013	2012
Expected volatility(1)	57.0% - 60.3%	59.7% - 61.3%	50.3% - 68.2%
Expected term (in years)(2)	6.0 – 7.5	6.0 - 6.5	6.0 - 6.5
Risk-free interest rate(3)	1.9% - 2.0%	1.0% - 2.0%	0.8% - 1.0%

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year
	2014	2013	2012
Expected dividend yield(4)	-	-	-

(1)	Due to lack of trading history of the Company’s own stock, expected volatility is estimated using historical and implied volatilities of similar entities whose share prices are publicly available, including Company specific data in fiscal year 2014.
(2)	Due to lack of sufficient historical data, the expected term was determined using the “simplified method” as allowed by SEC Staff Accounting Bulletin Topic 14D2.
(3)	The risk-free interest rate was determined based on the rate of Treasury instruments with maturities similar to those of the expected term of the award being valued.
(4)	The expected dividend yield was based on the Company’s expectations of not paying dividends on its common stock for the foreseeable future.

 As of January 31, 2015, there was approximately $8.7 million of total unrecognized compensation cost related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 4 years.

Restricted Stocks

The following table summarizes restricted stock activity during fiscal year 2014.

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
	(in thousands)	(Per share data)
Non-vested restricted stocks as of February 1, 2014	2	$25.95
Granted – service-based	40	$14.99
Granted – service and performance-based	55	$16.94
Vested	(2)	$25.95
Forfeited or cancelled	(55)	$16.94
Non-vested restricted stocks as of January 31, 2015	40	$14.99

The fair value of restricted stock awards is determined based on the closing price of the Company’s common stock on the award date. For awards subject to performance conditions, compensation expense is recognized when it is probable that the specified performance goals will be achieved.

In fiscal year 2014, the Company awarded a total of 169,964 service- and performance-based restricted stock awards to certain executives and other key employees. Of the total number of shares, 55,369 were considered “granted” as the performance goals related to those shares have been established. The awards are eligible to vest upon the achievement of pre-established performance goals and the employees’ continued employment through the end of the vesting period. In fiscal year 2014, no compensation expense was recognized related to these awards as the specified performance goals were not met, which resulted in the forfeiture of that portion of the award.

8. Employee Benefits

The Company has adopted Francesca’s Collections, Inc. 401(k) Retirement Plan (the “401(k) Plan”) under which full-time and part-time employees who are at least 21 years of age and have completed twelve consecutive months of employment are eligible to participate. Beginning on March 1, 2013, the service requirement period was reduced from twelve months to six months of service.  Employees may elect to contribute a certain percentage of their earnings subject to limitations provided for by the law. The Company makes matching contributions of up to a maximum of 4% of the employees’ salary. The Company may also make discretionary profit sharing contributions to the 401(k) Plan. No profit sharing contributions were made in fiscal years 2014, 2013 and 2012. The Company’s matching contributions were $0.5 million, $0.3 million and $0.2 million in fiscal years 2014, 2013 and 2012, respectively.

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies

Operating leases

The Company leases boutique space and office space under operating leases expiring in various years through the fiscal year ending 2026. Certain of the leases provide that the Company may cancel the lease, with penalties as defined in the lease, if the Company’s boutique sales at that location fall below an established level. Certain leases provide for additional rent payments to be made when sales exceed a base amount. Certain operating leases provide for renewal options for periods from three to five years at the market rate at the time of renewal.

Minimum future rental payments under non-cancellable operating leases as of January 31, 2015 are approximately as follows:

Fiscal Year	Amount
(in thousands)
2015	$35,785
2016	35,987
2017	34,841
2018	33,091
2019	30,342
Thereafter	72,635
$242,681

During fiscal years 2014, 2013 and 2012, rent expense totaled $30.1 million, $26.3 million and $22.5 million, respectively.

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

On each of May 28, 2014 and July 8, 2014, a purported shareholder derivative action entitled Daniell v. De Merritt, et al. and Murphy v. Davis, et al., respectively, purportedly on behalf of the Company, was filed in the Delaware Court of Chancery, naming certain of the Company’s current and former officers, directors, and shareholders as defendants and naming the Company as a nominal defendant. On September 3, 2014, the Court of Chancery consolidated the Daniell and Murphy cases.  Plaintiffs filed a consolidated amended complaint on September 23, 2014 alleging claims of breach of fiduciary duty and unjust enrichment. The consolidated amended complaint seeks damages in an unspecified amount, an order directing the Company “to reform and improve” corporate governance and internal controls, equitable and/or injunctive relief, restitution and disgorgement from the defendants, and costs and attorneys’ fees.  On October 23, 2014, defendants filed a motion to dismiss the consolidated amended complaint, which is now fully briefed.  The Company believes that any loss that may arise from this litigation will not have a material adverse effect on the Company’s results of operations or financial condition.

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

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is net sales information regarding the Company’s major merchandise categories.

	Fiscal Year Ended
	January 31,	February 1,	February 2,
	2015	2014	2013
	(in thousands)
Apparel	$180,736	$163,946	$145,935
Jewelry	81,751	81,186	68,039
Accessories	65,270	56,516	45,825
Gifts	48,981	37,875	36,602
Merchandise sales	376,738	339,523	296,401
Others(1)	759	802	(28)
Net sales	$377,497	$340,325	$296,373
(1)	Includes gift card breakage income, shipping and change in return reserve.

 11. Quarterly Financial Data (Unaudited)

	Fiscal Year 2014
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$107,644	$87,110	$97,319	$85,424
Gross profit	49,246	41,185	45,315	41,832
Income from operations	10,717	11,375	16,662	14,020
Net income	5,971	7,270	10,307	8,560
Basic earnings per common share	0.14	0.17	0.24	0.20
Diluted earnings per common share	0.14	0.17	0.24	0.20

	Fiscal Year 2013
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$92,140	$79,632	$89,566	$78,987
Gross profit	46,580	40,357	47,756	41,372
Income from operations	17,585	14,591	24,073	18,021
Net income	10,612	8,671	14,619	10,937
Basic earnings per common share	0.25	0.20	0.33	0.25
Diluted earnings per common share	0.25	0.20	0.33	0.24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, our Chief Financial Officer and our Chief Administrative Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer, our Chief Financial Officer and our Chief Administrative Officer have concluded that our disclosure controls and procedures as of January 31, 2015, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and the information required to be disclosed by us is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control - Integrated Framework. Based on such assessment, management concluded that, as of January 31, 2015, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of January 31, 2015, as stated in their report, which follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Francesca’s Holdings Corporation

We have audited Francesca’s Holdings Corporation’s (the “Company”) internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Francesca’s Holdings Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Francesca’s Holdings Corporation as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, change in stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2015 and our report dated March 27, 2015 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Dallas, Texas

March 27, 2015

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting to be held on June 9, 2015 and which will be filed with the SEC within 120 days after the end of the fiscal year ended January 31, 2015.

We have adopted a written Code of Ethics and Conduct, which applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. Our Code of Ethics and Conduct is available on our website, www.francescas.com under the heading “Corporate Governance.” The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.  We intend to disclose any amendment to, or waiver from, the Code of Ethics and Conduct for our directors, executive officers and employees of the Company, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, to the extent disclosure is required by applicable rules of the SEC and NASDAQ Stock Market LLC by posting such information on our website, at the address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting to be held on June 9, 2015 and which will be filed with the SEC within 120 days after the end of the fiscal year ended January 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting to be held on June 9, 2015 and which will be filed with the SEC within 120 days after the end of the fiscal year ended January 31, 2015.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding equity securities authorized for issuance under our equity compensation plans as of January 31, 2015.

Number of securities
	Number of	Weighted-	remaining
	Securities to be	average	available for future
	issued upon	Exercise price	issuance
	exercise of	of	under equity
	outstanding	outstanding	compensation
	options,	options,	plans (excluding
	warrants and	warrants and	Securities reflected
	rights	rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,873,153	$15.83	1,206,539
Equity plan not approved by security holders	-	-	-

(1) Approved before our initial public offering.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting to be held on June 9, 2015 and which will be filed with the SEC within 120 days after the end of the fiscal year ended January 31, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting to be held on June 9, 2015 and which will be filed with the SEC within 120 days after the end of the fiscal year ended January 31, 2015.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of January 31, 2015 and February 1, 2014
Consolidated Statements of Operations for the Fiscal Years Ended January 31, 2015, February 1, 2014, and February 2, 2013
Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal years Ended January 31, 2015, February 1, 2014, and February 2, 2013
Consolidated Statements of Cash Flows for the Fiscal Years Ended January 31, 2015, February 1, 2014, and February 2, 2013
Notes to Consolidated Financial Statements

2. Financial Statements Schedules

All schedules are omitted because they are not applicable or because the required information is either not material or is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.3 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

3.2	Amended and Restated Bylaws of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.4 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

4.1	Form of Specimen Common Stock of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 13, 2011).

10.1	Second Amended and Restated Credit Agreement, dated as of August 30, 2013, between Francesca’s Collections, Inc., as Borrower, Francesca’s LLC, as Parent, the guarantors party thereto, the lenders party thereto, and Royal Bank of Canada, as Administrative Agent, Collateral Agent Joint Lead Arranger and Co-Bookrunner and KeyBank National Association, as Syndication Agent, Joint Lead Arranger and Co-Bookrunner (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on September 4, 2013)

10.2	Guaranty and Security Agreement, dated as of November 17, 2010, among Francesca’s Collections, Inc., the other guarantors party thereto, and Royal Bank of Canada, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.4 +	Francesca’s Holdings Corporation 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

Exhibit No.	Description

10.5 +	Nonqualified Stock Option Agreement for Khalid M. Malik, dated as of March 31, 2010 (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.6 +	Nonqualified Stock Option Agreement for Richard J. Emmett, dated as of March 31, 2010 (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.7 +	Francesca’s Holdings Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.8 +	Francesca’s Holdings Corporation 2011 Equity Incentive Plan - Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.14 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.9 +	Francesca’s Holdings Corporation 2011 Equity Incentive Plan - Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.15 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.10 +	Francesca’s Holdings Corporation 2011 Executive Bonus Plan (incorporated by reference to Exhibit 10.16 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.11 +	Amended and Restated Employment Letter Agreement between Francesca’s Holdings Corporation and Kal Malik dated December 28, 2012 (incorporated by reference to Exhibit 10.3 of Form 8-K filed by Francesca’s Holdings Corporation on January 2, 2013).

10.12 +	Employment Letter Agreement between Francesca’s Holdings Corporation and Sei Jin Alt dated December 28, 2012 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by Francesca’s Holdings Corporation on June 7, 2013).

10.13 +	Letter Agreement between Francesca’s Holdings Corporation and Richard J. Emmett, dated as of November 12, 2009 (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on June 14, 2011).

10.14 +	Amendment to Letter Agreement between Francesca’s Holdings Corporation and Richard J. Emmett, dated as of February 26, 2010 (incorporated by reference to Exhibit 10.24 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.15	Commercial Park Lease, dated as of December 27, 2011 between Francesca’s Collections, Inc. and Weingarten / Lufkin, Inc. (incorporated by reference to Exhibit 10.32 of the Registration Statement on Form S-1 (File No. 333-179069) filed by Francesca’s Holdings Corporation on January 18, 2012).

10.16 +	Employment Letter Agreement between Francesca’s Holdings Corporation and Mark Vendetti dated February 6, 2013 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on February 12, 2013).

10.17 +	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by Francesca’s Holdings Corporation on June 11, 2014).

Exhibit No.	Description

10.18 +	Employment Letter Agreement between Francesca’s Holdings Corporation and Michael Barnes dated December 4, 2014 (filed herewith).

10.19 +	Nonqualified Stock Option Agreement between Francesca’s Holdings Corporation and Michael Barnes dated December 4, 2014 (filed herewith).

21.1	Subsidiaries of Francesca’s Holdings Corporation (filed herewith)

23.1	Consent of Ernst & Young, independent registered public accountants (filed herewith)

31.1	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)

31.2	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)

32.1	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer (filed herewith)

101	The following financial information from Francesca’s Holdings Corporation’s Annual Report on Form 10-K for the year ended January 31, 2015, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholder’s Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

 + Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 2015.

FRANCESCA’S HOLDINGS CORPORATION

By:	/s/ Michael Barnes
Name: Michael Barnes
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Michael Barnes	Chairman, President and Chief Executive Officer	March 27, 2015
Michael Barnes	(Principal Executive Officer)

/s/ Mark Vendetti	Chief Financial Officer	March 27, 2015
Mark Vendetti	(Principal Financial and Accounting Officer)

/s/ Greg Brenneman	Director	March 27, 2015
Greg Brenneman

/s/ Patricia A. Bender	Director	March 27, 2015
Patricia A. Bender

/s/ Richard Emmett	Director	March 27, 2015
Richard Emmett

/s/ Laurie Ann Goldman	Director	March 27, 2015
Laurie Ann Goldman

/s/ Richard Kunes	Director	March 27, 2015
Richard Kunes

/s/ Joseph O’Leary	Director	March 27, 2015
Joseph O’Leary

/s/ Marie Toulantis	Director	March 27, 2015
Marie Toulantis

/s/ Richard Zannino	Director	March 27, 2015
Richard Zannino

