Form 10-Q
period 2015-05-02
Francesca's Holdings CORP
filed 2015-06-10
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 2, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The registrant had 42,318,032 shares (excluding 3,179,581 of treasury stock) of its common stock outstanding as of May 15, 2015.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Francesca’s Holdings Corporation

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	May 2, 2015	January 31, 2015	May 3, 2014
ASSETS
Current assets:
Cash and cash equivalents	$46,119	$39,071	$25,413
Accounts receivable	11,858	12,279	10,822
Inventories	31,395	23,801	28,779
Deferred income taxes	5,288	4,858	4,643
Prepaid expenses and other current assets	5,547	5,890	6,179

Total current assets	100,207	85,899	75,836
Property and equipment, net	77,114	74,095	69,799
Deferred income taxes	3,623	3,642	3,113
Other assets, net	1,731	1,909	1,724

TOTAL ASSETS	$182,675	$165,545	$150,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,280	$11,550	$9,758
Accrued liabilities	13,699	11,904	9,640
Total current liabilities	29,979	23,454	19,398
Landlord incentives and deferred rent	36,739	32,877	32,333
Long-term debt	-	-	15,000
Total liabilities	66,718	56,331	66,731

Commitments and contingencies

Stockholders’ equity:
Common stock - $.01 par value, 80.0 million shares authorized; 45.5 million, 45.5 million and 45.4 million shares issued at May 2, 2015, January 31, 2015 and May 3, 2014, respectively.	455	455	454
Additional paid-in capital	105,000	105,498	103,574
Retained earnings	70,645	63,404	39,856
Treasury stock, at cost - 3.2 million shares held at each of May 2, 2015, January 31, 2015 and May 3, 2014.	(60,143)	(60,143)	(60,143)
Total stockholders’ equity	115,957	109,214	83,741

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$182,675	$165,545	$150,472

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Net sales	$95,011	$85,424
Cost of goods sold and occupancy costs	50,118	43,592
Gross profit	44,893	41,832
Selling, general and administrative expenses	33,003	27,812
Income from operations	11,890	14,020
Interest expense	(110)	(221)
Other income (expense)	(66)	103
Income before income tax expense	11,714	13,902
Income tax expense	4,473	5,342
Net income	$7,241	$8,560

Basic earnings per common share	$0.17	$0.20
Diluted earnings per common share	$0.17	$0.20

Weighted average shares outstanding:
Basic shares	42,305	42,189
Diluted shares	42,418	42,362

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost	Total Stockholders' Equity

Balance, January 31, 2015	42,298	$455	$105,498	$63,404	$(60,143)	$109,214
Net income	-	-	-	7,241	-	7,241
Stock-based compensation	-	-	793	-	-	793
Stock options exercised	20	-	109	-	-	109
Tax effect of stock-based compensation	-	-	(1,400)	-	-	(1,400)

Balance, May 2, 2015	42,318	$455	$105,000	$70,645	$(60,143)	$115,957

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Cash Flows From Operating Activities:
Net income	$7,241	$8,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,822	3,043
Stock-based compensation expense	793	832
Excess tax benefit from stock-based compensation	(64)	(581)
Loss on sale of assets	128	17
Deferred income taxes	(1,875)	(855)
Changes in operating assets and liabilities:
Accounts receivable	485	(1,256)
Inventories	(7,594)	(4,164)
Prepaid expenses and other assets	460	453
Accounts payable	6,543	(1,039)
Accrued liabilities	1,795	(185)
Landlord incentive and deferred rent	3,862	4,885
Net cash provided by operating activities	15,596	9,710

Cash Flows Used in Investing Activities:
Purchase of property and equipment	(8,721)	(8,078)
Net cash used in investing activities	(8,721)	(8,078)

Cash Flows Provided by (Used in) Financing Activities:
Proceeds from the exercise of stock options	109	972
Excess tax benefit from stock-based compensation	64	581
Repayments of borrowings under the revolving credit facility	-	(10,000)
Repurchases of common stock	-	(5,270)
Net cash provided by (used in) financing activities	173	(13,717)

Net increase (decrease) in cash and cash equivalents	7,048	(12,085)
Cash and cash equivalents, beginning of year	39,071	37,498
Cash and cash equivalents, end of period	$46,119	$25,413

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$1,763	$459
Interest paid	$47	$181

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Francesca’s Holdings Corporation is a holding company incorporated in 2007 under the laws of the State of Delaware whose business operations are conducted through its subsidiaries.  Unless the context otherwise requires, the “Company,” refers to Francesca’s Holdings Corporation and its consolidated subsidiaries. The Company operates a national chain of retail boutiques designed and merchandised to feel like unique, upscale boutiques and provide its customers with an inviting, intimate and fun shopping experience. The Company offers a diverse and balanced mix of apparel, jewelry, accessories and gifts at attractive values. At May 2, 2015, the Company operated 589 boutiques, which are located in 47 states throughout the United States and the District of Columbia, and its direct-to-consumer website.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations, changes in equity, and cash flows at the dates and for the periods presented. The financial information as of January 31, 2015 was derived from the Company’s audited consolidated financial statements and notes thereto as of and for the fiscal year ended January 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2015.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the fiscal year ended January 31, 2015 included in the Company’s Annual Report on Form 10-K.

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

Fiscal Year

The Company maintains its accounts on a 52- or 53-week year ending on the Saturday closest to January 31st. Fiscal years 2015 and 2014 each include 52 weeks of operations. The fiscal quarters ended May 2, 2015 and May 3, 2014 refer to the thirteen-week periods ended as of those dates.

Reclassifications

Certain prior year amounts in the consolidated statements of cash flows have been reclassified to facilitate comparability with the current year’s presentation.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update is effective for fiscal years beginning after December 15, 2015 with early adoption permitted. The adoption of this standard is not expected to have a material effect on our financial condition, results of operations or cash flows.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. This guidance is effective for annual periods ending after December 15, 2016 and for annual and interim periods thereafter. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This pronouncement was issued to improve the financial reporting of revenue and improve comparability of the top line in financial statements globally and is effective for reporting periods beginning on or after December 15, 2016. In April 2015, the FASB issued a proposed ASU that, if approved, would defer the effective date by one year from the original effective date. The Company is in the process of assessing the provisions of this new guidance and has not determined whether the adoption will have a material impact on our consolidated financial statements.

2.	Earnings Per Share

Basic earnings per common share amounts are calculated using the weighted-average number of common shares outstanding for the period. Diluted earnings per common share amounts are calculated using the weighted-average number of common shares outstanding for the period and include the dilutive impact of stock options and restricted stock grants using the more dilutive of treasury stock method or the two-class method. The following table summarizes the potential dilution that could occur if options to acquire common stock were exercised or if the restricted stock grants were fully vested and reconciles the weighted-average common shares outstanding used in the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
	(in thousands, except per share data)
Numerator:
Net income	$7,241	$8,560
Denominator:
Weighted-average common shares outstanding - basic	42,305	42,189
Options and other dilutive securities	113	173
Weighted-average common shares outstanding - diluted	42,418	42,362

Per common share:
Basic earnings per common share	$0.17	$0.20
Diluted earnings per common share	$0.17	$0.20

Potentially issuable shares under the Company’s stock-based compensation plans amounting to approximately 1.6 million and 0.8 million shares in the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively, were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

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

The provision for income taxes is based on the current estimate of the annual effective tax rate. The effective income tax rates for the thirteen weeks ended May 2, 2015 and May 3, 2014 were 38.2% and 38.4%, respectively. The difference between our effective tax rate and federal statutory tax rate is primarily related to state income taxes.

5.	Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc. (“Francesca’s Collections” or the “Borrower”), as borrower, and its parent company, Francesca’s LLC, a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto. The credit facility provides capacity of $75.0 million (including up to $10.0 million for letters of credit) and matures on August 30, 2018.  The facility also contains an option permitting the Borrower, subject to certain requirements and conditions, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event the Borrower has certain indebtedness outstanding.  At May 2, 2015, no amount or letters of credit were outstanding under the credit facility.

The credit facility contains customary events of default and requires the Borrower to comply with certain financial covenants. As of May 2, 2015, the Borrower was in compliance with all covenants under the credit facility. The credit facility restricts the amount of dividends the Borrower can pay; provided that the Borrower is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and the Borrower is in pro forma compliance with a maximum secured leverage ratio. At May 2, 2015, the Borrower would have met the conditions for paying dividends out of the available investment basket. All obligations under the credit facility are secured by substantially all the assets of the Borrower and any subsidiary guarantor, if any. All obligations under the facility are unconditionally guaranteed by, subject to certain exceptions, by Francesca’s LLC and each of the Borrower’s existing and future direct and indirect wholly-owned domestic subsidiaries.

6.	Stock-based Compensation

Stock-based compensation cost is measured at the grant date fair value and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company estimates forfeitures for grants that are not expected to vest. The stock-based compensation cost was $0.8 million in each of the thirteen weeks ended May 2, 2015 and May 3, 2014.

In March, 2015, the Company established the performance goals for fiscal year 2015 applicable to 114,679 target shares of performance-based restricted stock awarded to certain executives and other key employees. Awards are considered “granted” when the performance goals related to those awards have been established. The number of shares that may ultimately vest will equal 0% to 150% of the target shares subject to the achievement of pre-established performance goals for the applicable fiscal year and the employees’ continued employment through the third year anniversary of the date on which the award was originally approved by the Compensation Committee. The Company recognized approximately $0.1 million and $0 of stock-based compensation costs related to these performance awards in the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively.

7.	Share Repurchases

On September 3, 2013, the Company’s Board of Directors authorized a $100.0 million share repurchase program commencing on the same date.  This authorization has no expiration date.  Under the repurchase program, purchases can be made from time to time in the open market, in privately negotiated transactions, under Rule 10b5-1 plans or through other available means.  The specific timing and amount of the repurchases is dependent on market conditions, securities law limitations and other factors.  No repurchases were made during the thirteen weeks ended May 2, 2015. During the thirteen weeks ended May 3, 2014, the Company repurchased 285,000 shares of its common stock at a cost of approximately $5.3 million or an average price (including brokers’ commission) of $18.49 per share.  The cost of repurchased shares is presented as treasury stock in the unaudited consolidated balance sheets.  As of May 2, 2015, the remaining balance available for future share repurchase was approximately $39.9 million.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

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

Minimum future rental payments under non-cancellable operating leases as of May 2, 2015, are as follows:

Fiscal year	Amount
(In thousands)
Remainder of 2015	$28,029
2016	37,880
2017	36,847
2018	35,144
2019	32,388
Thereafter	82,019
$252,307

Legal Proceedings

On September 27, 2013 and November 4, 2013, two purported class action lawsuits entitled Ortuzar v. Francesca’s Holdings Corp., et al. and West Palm Beach Police Pension Fund v. Francesca’s Holdings Corp., et al. were filed in the United States District Court for the  Southern District of New York against the Company and certain of its current and former directors and officers for alleged violations of the federal securities laws arising from statements in certain public disclosures regarding the Company’s current and future business and financial  condition. On December 19, 2013, the Court consolidated the actions and appointed Arkansas Teacher Retirement System as lead plaintiff. On March 14, 2014, lead plaintiff filed a consolidated class action complaint purportedly on behalf of shareholders that purchased or acquired the Company’s publicly traded common stock between July 22, 2011 and September 3, 2013 against the Company and certain of its current and former directors and officers. The consolidated complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a) (2), and 15 of the Securities Act of 1933 for allegedly false and misleading statements in the Company’s public disclosures concerning, among other things, the Company’s relationship with certain vendors. The lawsuit seeks damages in an unspecified amount. On May 13, 2014 defendants moved to dismiss the consolidated complaint. By Order entered April 1, 2015, the Court granted defendants’ motion to dismiss and dismissed the consolidated complaint in its entirety with prejudice. On April 29, 2015, the Plaintiffs filed a notice of appeal of the Court’s judgment dismissing the consolidated complaint. The Company believes that the allegations contained in the consolidated complaint are without merit and intends to vigorously defend itself against all claims asserted therein. A reasonable estimate of any possible loss or range of loss cannot be made at this time, as such, the Company has not recorded any accrual for possible loss.

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. These risks and uncertainties include, but are not limited to, the following: the risk that we cannot anticipate, identify and respond quickly to changing fashion trends and customer preferences; our ability to attract a sufficient number of customers to our boutiques or sell sufficient quantities of our merchandise through our direct-to-consumer business; our ability to successfully open and operate new boutiques each year; and our ability to efficiently source and distribute additional merchandise quantities necessary to support our growth. For additional information regarding these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward looking statements, please refer to “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 and filed with the Securities and Exchange Commission (“SEC”) on March 27, 2015 and any risk factors contained in subsequent Quarterly Reports on Form 10-Q we file with the SEC.

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

francesca’s® is a growing specialty retailer with retail locations designed and merchandised to feel like unique, upscale boutiques providing customers a fun and differentiated shopping experience. The merchandise assortment is a diverse and balanced mix of apparel, jewelry, accessories and gifts. As of May 2, 2015, francesca’s ® operated 589 boutiques in 47 states and the District of Columbia and also served its customers through www.francescas.com, its direct-to-consumer website. The information contained on our website is not incorporated by reference into this Quarterly Report on Form 10-Q and you should not consider information contained on our website to be part of this Quarterly Report on Form 10-Q.

Our net sales increased 11% to $95.0 million in the thirteen weeks ended May 2, 2015 from $85.4 million in the thirteen weeks ended May 3, 2014. Over the same period, income from operations decreased by 15% to $11.9 million from $14.0 million in the prior comparable prior year period. Net income decreased 15% to $7.2 million, or $0.17 per diluted share, in the first quarter of fiscal year 2015 compared to net income of $8.6 million, or $0.20 per diluted share, in the comparable prior year period.

We have increased our boutique count to 589 boutiques as of May 2, 2015 from 513 boutiques as of May 3, 2014. To complete our planned boutique openings for fiscal year 2015, we plan to open approximately 30 to 35 boutiques during the remainder of the fiscal year.

Results of Operations

The following represents operating data for the thirteen weeks ended May 2, 2015 and May 3, 2014.

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Net sales growth for period	11%	8%
Comparable sales result for period(1)	(2)%	(7)%
Number of boutiques open at end of period	589	513
Net sales per average square foot for period (not in thousands)(2)	$125	$131
Average square feet per boutique (not in thousands)(3)	1,355	1,341
Total gross square feet at end of period (in thousands)	798	688

(1)	A boutique is included in comparable sales on the first day of the fifteenth full month following the boutique’s opening. When a boutique that is included in comparable sales is relocated, we continue to consider sales from that boutique to be comparable sales. If a boutique is closed for thirty days or longer for a remodel or as a result of weather damage, fire or the like, we no longer consider sales from that boutique to be comparable sales. Comparable sales results include our direct-to-consumer sales.
(2)	Net sales per average square foot are calculated by dividing net sales for the period by the average square feet during the period. Because of our rapid growth, for purposes of providing net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. For individual quarterly periods, average square feet is calculated as (a) the sum of total gross square feet at the beginning and end of the period, divided by (b) two. There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.
(3)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques at the end of the period.

Boutique Count

The following table summarizes the number of boutiques open at the beginning and end of the periods indicated.

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Number of boutiques open at beginning of period	539	451
Boutiques added	50	62
Number of boutiques open at the end of period	589	513

Thirteen Weeks Ended May 2, 2015 Compared to Thirteen Weeks Ended May 3, 2014

	Thirteen Weeks Ended
	May 2, 2015		May 3, 2014		Variance
	In USD	As a % of Net Sales (1)	In USD	As a % of Net Sales (1)	In USD	%	Basis Points
	(In thousands, except percentages)
Net sales	$95,011	100.0%	$85,424	100.0%	$9,587	11%	-
Cost of goods sold and occupancy costs	50,118	52.7%	43,592	51.0%	6,526	15%	170
Gross profit	44,893	47.3%	41,832	49.0%	3,061	7%	(170)
Selling, general and administrative expenses	33,003	34.7%	27,812	32.6%	5,191	19%	210
Income from operations	11,890	12.5%	14,020	16.4%	(2,130)	(15)%	(390)
Interest expense	(110)	(0.1)%	(221)	(0.3)%	111	50%	20
Other income (expense)	(66)	(0.1)%	103	0.1%	(169)	(164)%	(20)
Income before income tax expense	11,714	12.3%	13,902	16.3%	(2,188)	(16)%	(400)
Income tax expense	4,473	4.7%	5,342	6.3%	(869)	(16)%	(160)
Net income	$7,241	7.6%	$8,560	10.0%	$(1,319)	(15)%	(240)

(1) Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales increased 11% to $95.0 million in the thirteen weeks ended May 2, 2015 from $85.4 million in the thirteen weeks ended May 3, 2014. This increase is due to the increase in the number of boutiques in operation in the first quarter of fiscal year 2015 as compared to the same period of the prior year partially offset by a 2% decrease in comparable sales. The decrease in comparable sales was driven by a 5% decrease in boutique transactions partially offset by a 19% increase in our direct-to-consumer sales. Our direct-to-consumer sales totaled $3.6 million and $3.0 million in the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively. The increase in direct-to-consumer sales was driven by increased traffic as well as conversion rates. There were 457 comparable boutiques and 132 non-comparable boutiques open at May 2, 2015 compared to 360 and 153, respectively, at May 3, 2014.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 15% to $50.1 million in the thirteen weeks ended May 2, 2015 from $43.6 million in the thirteen weeks ended May 3, 2014. Cost of merchandise and freight expenses increased by $3.3 million driven by the increased sales volume as well as disposal of certain slow-moving inventory. Occupancy costs increased by $3.3 million due to the increase in the number of boutiques in operation during the thirteen weeks ended May 2, 2015 compared to the same period of the prior year. As a percentage of net sales, cost of goods sold and occupancy costs increased to 52.7% in the thirteen weeks ended May 2, 2015 from 51.0% in the thirteen weeks ended May 3, 2014 due to 180 basis points of deleveraging of occupancy costs. Our merchandise margin improved 10 basis points due to lesser promotions and markdowns compared to last year but was partially offset by disposal of certain slow-moving inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 19% to $33.0 million in the thirteen weeks ended May 2, 2015 from $27.8 million in the thirteen weeks ended May 3, 2014. This increase was due to higher corporate and boutique payroll to support the larger boutique base. As a percentage of net sales, selling, general and administrative expense increased to 34.7% in the thirteen weeks ended May 2, 2015 as compared to 32.6% in the thirteen weeks ended May 3, 2014 due to deleveraging of expenses as the growth in expenses outpaced the growth in sales.

Income Tax Expense

Income tax expense decreased $0.9 million in the thirteen weeks ended May 2, 2015 compared to the thirteen weeks ended May 3, 2014 due to the decrease in pre-tax income. The effective tax rate of 38.2% in the thirteen weeks ended May 2, 2015 was comparable to the effective tax rate of 38.4% in the thirteen weeks ended May 3, 2014.

Sales by Merchandise Category

	Thirteen Weeks Ended
	May 2, 2015		May 3, 2014
	In Dollars	As a % of Net Sales(2)	In Dollars	As a % of Net Sales(2)
	(in thousands, except percentages)
Apparel	$48,170	50.5%	$44,764	52.3%
Jewelry	21,972	23.0%	18,321	21.4%
Accessories	15,379	16.1%	14,144	16.5%
Gifts	9,837	10.3%	8,399	9.8%
Merchandise sales(1)	$95,358	100.0%	$85,628	100.0%
(1)	Excludes gift card breakage income, shipping and change in return reserve.
(2)	Percentage totals may not equal the sum of the components due to rounding.

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

We were in compliance with all covenants under our revolving credit facility as of May 2, 2015. On May 2, 2015, we had $46.1 million of cash and cash equivalents and $75.0 million in borrowing availability under our revolving credit facility. There were no letters of credit outstanding at May 2, 2015.

We expect that our cash flow from operations along with borrowings under our revolving credit facility and tenant allowances for new boutiques will be sufficient to fund capital expenditures and our working capital requirements for at least the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
	(In thousands)
Provided by operating activities	$15,596	$9,710
Used in investing activities	(8,721)	(8,078)
Provided by (used in) financing activities	173	(13,717)

Net increase (decrease) in cash and cash equivalents	$7,048	$(12,085)

Operating Activities

Operating activities consist of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords. Net cash provided by operating activities was $15.6 million and $9.7 million in each of the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively. The increase in cash provided by operating activities in the current quarter compared to last year was primarily due to timing of payments for inventory purchases and payroll.

Investing Activities

Investing activities consist primarily of capital expenditures for new boutiques, improvements to existing boutiques, as well as investment in information technology and our distribution facility.

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
	(In thousands)
Capital expenditures for:
New boutiques	$7,171	$6,663
Existing boutiques	1,054	1,309
Technology	377	61
Corporate and distribution	119	45
Net cash used in investing activities	$8,721	$8,078

Our total capital expenditures for the thirteen weeks ended May 2, 2015 and May 3, 2014 were $8.7 million and $8.1 million, respectively, with new boutiques accounting for most of our spending at $7.2 million and $6.7 million, respectively. Spending for new boutiques included amounts associated with boutiques that will open subsequent to the end of each fiscal quarter. We opened 50 boutiques in the thirteen weeks ended May 2, 2015 compared to 62 boutiques in the thirteen weeks ended May 3, 2014. The average cost of the leasehold improvements, equipment, furniture and fixtures, excluding tenant allowances which are reflected in operating cash flows, for new boutiques opened in the thirteen weeks ended May 2, 2015 and May 3, 2014 was $201,000 and $195,000, respectively. The average tenant allowance per new boutique in the thirteen weeks ended May 2, 2015 and May 3, 2014 was $87,000 and $89,000, respectively. Tenant allowances are amortized as a reduction in rent expense over the term of the lease. The average collection period for these allowances is approximately six months after boutique opening. As a result, we fund the cost of new boutiques with cash flow from operations, build-out allowances from our landlords, or borrowings under our revolving credit facility. Our spending for existing boutiques totaled $1.1 million and $1.3 million during the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively. The majority of the amount spent in the current period was used in upgrading display fixtures and equipment while the prior year amount was spent on remodeling 19 boutiques.

Management anticipates that capital expenditures for the remainder of fiscal year 2015 will be approximately $21.3  million to $23.3 million. The majority of this amount will be spent on new boutique leasehold improvements.

Financing Activities

Financing activities consist of borrowings and payments under our revolving credit facility, repurchases of our common stock, and proceeds from the exercise of stock options and the related tax consequence.

Net cash provided by financing activities totaled $0.2 million during the thirteen weeks ended May 2, 2015 which consists of proceeds from stock option exercises and the related tax benefit. Net cash used in financing activities totaled $13.7 million during the thirteen weeks ended May 3, 2014 which consist of $10.0 million repayment of borrowings under our revolving credit facility and $5.3 million of common stock repurchases partially offset by $1.6 million of proceeds from stock option exercises and the related tax benefit.

Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc. (“Francesca’s Collections” or the “Borrower”), as borrower, and its parent company, Francesca's LLC, a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto. The credit facility provides capacity of $75.0 million (including up to $10.0 million for letters of credit) and matures on August 30, 2018. The facility also contains an option permitting the Borrower, subject to certain requirements and conditions, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event the Borrower has certain indebtedness outstanding. At May 2, 2015, no amount or letters of credit were outstanding under the credit facility.

The credit facility contains customary events of default and requires the Borrower to comply with certain financial covenants. As of May 2, 2015, the Borrower was in compliance with all covenants under the credit facility. The credit facility restricts the amount of dividends the Borrower can pay; provided that the Borrower is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and the Borrower is in pro forma compliance with a maximum secured leverage ratio. At May 2, 2015, the Borrower would have met the conditions for paying dividends out of the available investment basket. All obligations under the credit facility are secured by substantially all the assets of the Borrower and any subsidiary guarantor, if any. All obligations under the facility are unconditionally guaranteed by, subject to certain exceptions, by Francesca’s LLC and each of the Borrower’s existing and future direct and indirect wholly-owned domestic subsidiaries.

Share Repurchase Program

For information regarding our share repurchase program, please refer to Note 7 to our unaudited consolidated financial statements included in Part I of this report, which is incorporated herein by reference.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 1 to the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015. As of May 2, 2015, there were no significant changes to any of our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, please refer to Note 1 to our unaudited consolidated financial statements included in Part I of this Report, which is incorporated herein by reference.

Contractual Obligations

There were no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, other than those which occur in the normal course of business.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows could be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future. At May 2, 2015, no amount was outstanding under the Second Amended and Restated Credit Agreement.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective at the reasonable assurance level as of May 2, 2015.

There were no changes in our internal control over financial reporting during the quarter ended May 2, 2015 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings involving us, please refer to Note 8 to our unaudited consolidated financial statements included in Part I of this Report, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 and filed with the SEC on March 27, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not purchase any of its common stock in the thirteen weeks ended May 2, 2015.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1+	Francesca’s Holdings Corporation’s 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Francesca’s Holdings Corporation on June 9, 2015)

31.1*	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of May 2, 2015, January 31, 2015 and May 3, 2014, (ii) the Unaudited Consolidated Statements of Operations for the thirteen weeks ended May 2, 2015 and May 3, 2014, (iii) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the thirteen weeks ended May 2, 2015, (iv) Unaudited Consolidated Statements of Cash Flows for the thirteen weeks ended May 2, 2015 and May 3, 2014 and (v) the Notes to the Unaudited Consolidated Financial Statements.

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Francesca’s Holdings Corporation
(Registrant)

Date: June 10, 2015	/s/ Mark Vendetti
Mark Vendetti
Chief Financial Officer (duly authorized officer and Principal Financial and Accounting Officer)

