Form 10-Q
period 2015-08-01
Francesca's Holdings CORP
filed 2015-09-09
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 1, 2015

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

The registrant had 42,334,032 shares (excluding 3,179,581 of treasury stock) of its common stock outstanding as of August 31, 2015.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Francesca’s Holdings Corporation

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	August 1, 2015	January 31, 2015	August 2, 2014
ASSETS
Current assets:
Cash and cash equivalents	$48,840	$39,071	$24,861
Accounts receivable	9,061	12,279	9,905
Inventories	33,642	23,801	30,191
Deferred income taxes	5,537	4,858	4,726
Prepaid expenses and other current assets	5,915	5,890	6,965
Total current assets	102,995	85,899	76,648
Property and equipment, net	80,176	74,095	71,217
Deferred income taxes	5,426	3,642	4,562
Other assets, net	1,677	1,909	1,538
TOTAL ASSETS	$190,274	$165,545	$153,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,301	$11,550	$11,380
Accrued liabilities	13,465	11,904	9,088
Total current liabilities	26,766	23,454	20,468
Landlord incentives and deferred rent	37,404	32,877	33,097
Long-term debt	-	-	5,000
Total liabilities	64,170	56,331	58,565

Commitments and contingencies

Stockholders’ equity:
Common stock - $0.01 par value, 80.0 million shares authorized; 45.5 million shares issued at each August 1, 2015, January 31, 2015 and August 2, 2014.	455	455	455
Additional paid-in capital	105,843	105,498	104,925
Retained earnings	79,949	63,404	50,163
Treasury stock, at cost - 3.2 million shares at each August 1, 2015, January 31, 2015 and August 2, 2014.	(60,143)	(60,143)	(60,143)
Total stockholders’ equity	126,104	109,214	95,400
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$190,274	$165,545	$153,965

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	$106,033	$97,319	$201,044	$182,743
Cost of goods sold and occupancy costs	55,725	52,004	105,843	95,596
Gross profit	50,308	45,315	95,201	87,147
Selling, general and administrative expenses	35,133	28,653	68,136	56,465
Income from operations	15,175	16,662	27,065	30,682
Interest expense	(112)	(169)	(222)	(390)
Other (expense) income	(54)	56	(120)	159
Income before income tax expense	15,009	16,549	26,723	30,451
Income tax expense	5,705	6,242	10,178	11,584
Net income	$9,304	$10,307	$16,545	$18,867

Basic earnings per common share	$0.22	$0.24	$0.39	$0.45
Diluted earnings per common share	$0.22	$0.24	$0.39	$0.45

Weighted average shares outstanding:
Basic shares	42,332	42,252	42,318	42,220
Diluted shares	42,433	42,367	42,425	42,364

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Common Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost	Total Stockholders' Equity

Balance, January 31, 2015	42,298	$455	$105,498	$63,404	$(60,143)	$109,214
Net income	-	-	-	16,545	-	16,545
Stock-based compensation	-	-	1,591	-	-	1,591
Stock options exercised	36	-	169	-	-	169
Tax effect of stock-based compensation	-	-	(1,415)	-	-	(1,415)
Balance, August 1, 2015	42,334	$455	$105,843	$79,949	$(60,143)	$126,104

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Twenty Six Weeks Ended
	August 1, 2015	August 2, 2014
Cash Flows From Operating Activities:
Net income	$16,545	$18,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,000	6,366
Stock-based compensation expense	1,591	1,629
Excess tax benefit from stock-based compensation	(61)	(775)
Loss on sale of assets	282	121
Deferred income taxes	(3,940)	(2,388)
Changes in operating assets and liabilities:
Accounts receivable	3,279	(146)
Inventories	(9,841)	(5,577)
Prepaid expenses and other assets	86	(208)
Accounts payable	2,466	1,480
Accrued liabilities	1,561	(735)
Landlord incentives and deferred rent	4,527	5,649
Net cash provided by operating activities	24,495	24,283

Cash Flows From Investing Activities:
Purchases of property and equipment	(14,959)	(13,759)
Proceeds from sale of assets	3	2
Net cash used in investing activities	(14,956)	(13,757)

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options	169	1,332
Excess tax benefit from stock-based compensation	61	775
Repayments of borrowings under the revolving credit facility	-	(20,000)
Repurchases of common stock	-	(5,270)
Net cash provided by (used in) financing activities	230	(23,163)

Net increase (decrease) in cash and cash equivalents	9,769	(12,637)
Cash and cash equivalents, beginning of year	39,071	37,498
Cash and cash equivalents, end of period	$48,840	$24,861

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$8,335	$9,413
Interest paid	$94	$288

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Francesca’s Holdings Corporation is a holding company incorporated in 2007 under the laws of the State of Delaware whose business operations are conducted through its subsidiaries.  Unless the context otherwise requires, the “Company,” refers to Francesca’s Holdings Corporation and its consolidated subsidiaries. The Company operates a national chain of retail boutiques designed and merchandised to feel like unique, upscale boutiques and provide its customers with an inviting, intimate and fun shopping experience. The Company offers a diverse and balanced mix of apparel, jewelry, accessories and gifts at attractive values. At August 1, 2015, the Company operated 608 boutiques, which are located in 47 states throughout the United States and the District of Columbia, and its direct-to-consumer website.

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

Fiscal Year

The Company maintains its accounts on a 52- or 53-week year ending on the Saturday closest to January 31st. Fiscal years 2015 and 2014 each include 52 weeks of operations. The fiscal quarters ended August 1, 2015 and August 2, 2014 refer to the thirteen-week periods ended as of those dates. The year-to-date periods ended August 1, 2015 and August 2, 2014 refer to the twenty-six week periods ended as of those dates.

Reclassifications

Certain prior year amounts in the consolidated statements of cash flows have been reclassified to facilitate comparability with the current year’s presentation. These reclassifications do not materially impact the consolidated financial statements for the prior periods presented.

Management Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, net of estimated sales returns, and expenses during the reporting periods. Actual results could differ materially from those estimates.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value.  ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted.  The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In May 2014 the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This pronouncement requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09. Accordingly, this standard is effective for reporting periods beginning on or after December 15, 2017, including interim periods within that fiscal year, with early adoption permitted for interim and annual periods beginning on or after December 15, 2016. The Company is in the process of assessing the provisions of this new guidance and has not determined whether the adoption will have a material impact on our consolidated financial statements.

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

The following table summarizes the potential dilution that could occur if options to acquire common stock were exercised or if restricted stock grants were fully vested and reconciles the weighted-average common shares outstanding used in the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
	(in thousands, except per share data)
Numerator:
Net income	$9,304	$10,307	$16,545	$18,867

Denominator:
Weighted-average common shares outstanding - basic	42,332	42,252	42,318	42,220
Options and other dilutive securities	101	115	107	144
Weighted-average common shares outstanding - diluted	42,433	42,367	42,425	42,364

Per common share:
Basic earnings per common share	$0.22	$0.24	$0.39	$0.45
Diluted earnings per common share	$0.22	$0.24	$0.39	$0.45

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

Potentially issuable shares under the Company’s stock-based compensation plans totaling 0.4 million and 0.5 million shares in the thirteen and twenty six weeks ended August 1, 2015, respectively, and 0.9 million shares in each of the thirteen and twenty six weeks ended August 2, 2014 were excluded in the computation of diluted weighted-average common stock outstanding due to their anti-dilutive effect. The Company also excluded contingently issuable performance awards totaling 1.1 million shares in each of the thirteen and twenty six weeks ended August 1, 2015 and less than 0.1 million shares in each of the thirteen and twenty six weeks ended August 2, 2014 from the computation of diluted earnings per share because the pre-established goals have not been satisfied as of the end of each period.

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

The provision for income taxes is based on the current estimate of the annual effective tax rate. The effective income tax rates for the thirteen and twenty six weeks ended August 1, 2015 were 38.0% and 38.1%, respectively. The effective tax rates for the thirteen and twenty six weeks ended August 2, 2014 were 37.7% and 38.0%, respectively. The difference between our effective tax rate and federal statutory rate primarily relates to state income taxes.

5.	Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc. (“Francesca’s Collections” or the “Borrower”), as borrower, and its parent company, Francesca’s LLC, each a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto. The credit facility provides capacity of $75.0 million (including up to $10.0 million for letters of credit) and matures on August 30, 2018.  The facility also contains an option permitting the Borrower, subject to certain requirements and conditions, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event the Borrower has certain indebtedness outstanding.  At August 1, 2015, no borrowings or letters of credit were outstanding under the credit facility.

The credit facility contains customary events of default and requires the Borrower to comply with certain financial covenants. As of August 1, 2015, the Borrower was in compliance with all covenants under the credit facility. The credit facility restricts the amount of dividends the Borrower can pay; provided that the Borrower is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and the Borrower is in pro forma compliance with a maximum secured leverage ratio. At August 1, 2015, the Borrower would have met the conditions for paying dividends out of the available investment basket. All obligations under the credit facility are secured by substantially all the assets of the Borrower and any subsidiary guarantor, if any. All obligations under the facility are unconditionally guaranteed by, subject to certain exceptions, by Francesca’s LLC and each of the Borrower’s existing and future direct and indirect wholly-owned domestic subsidiaries.

6.	Stock-based Compensation

Stock-based compensation cost is measured at the grant date fair value and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company estimates forfeitures for grants that are not expected to vest. The Company recognized stock-based compensation cost of $0.8 million in each of the thirteen weeks ended August 1, 2015 and August 2, 2014 and $1.6 million in each of the twenty six weeks ended August 1, 2015 and August 2, 2014, respectively.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

Stock Options

During the twenty six weeks ended August 1, 2015 and August 2, 2014, the Company granted 81,460 and 77,584 of stock options to certain employees and members of its Board of Directors at a weighted average grant date fair value of $8.44 and $8.03, respectively.

As of August 1, 2015 there was approximately $7.9 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted-average period of 3 years.

Restricted Stock Awards

In March 2015, the Company established performance goals for fiscal year 2015 applicable to 114,679 target shares of performance-based restricted stock awarded to certain executives and other key employees. Awards are considered “granted” when the performance goals related to those awards have been established. The number of shares that may ultimately vest will equal 0% to 150% of the target shares subject to the achievement of pre-established performance goals for the applicable fiscal year and employees’ continued service through the third anniversary of the date on which the award was originally approved by the Compensation Committee of the Board of Directors. The Company recognized stock-based compensation expense of approximately $0.2 million in each of the thirteen and twenty six weeks ended August 1, 2015 and $0 in each of the thirteen and twenty-six weeks ended August 2, 2014 related to these performance-based restricted stock awards.

7.	Share Repurchases

On September 3, 2013, the Company’s Board of Directors authorized a $100.0 million share repurchase program commencing on the same date. This authorization has no expiration date. Under the repurchase program, purchases can be made from time to time in the open market, in privately negotiated transactions, under Rule 10b5-1 plans or through other available means. The specific timing and amount of the repurchases is dependent on market conditions, securities law limitations and other factors. There were no share repurchases in each of the thirteen weeks ended August 1, 2015 and August 2, 2014 and the twenty six weeks ended August 1, 2015. During the twenty six weeks ended August 2, 2014, the Company repurchased 285,000 shares of its common stock at a cost of approximately $5.3 million or an average price (including brokers’ commission) of $18.49 per share. The cost of repurchased shares is presented as treasury stock in the unaudited consolidated balance sheets. As of August 1, 2015, the remaining balance available for future share repurchase was approximately $39.9 million.

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

Minimum future rental payments under non-cancellable operating leases as of August 1, 2015, are as follows:

Fiscal year	Amount
(In thousands)
Remainder of 2015	$19,095
2016	38,692
2017	37,860
2018	36,168
2019	33,439
Thereafter	85,873
$251,127

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

Legal Proceedings

On September 27, 2013 and November 4, 2013, two purported class action lawsuits entitled Ortuzar v. Francesca’s Holdings Corp., et al. and West Palm Beach Police Pension Fund v. Francesca’s Holdings Corp., et al. were filed in the United States District Court for the  Southern District of New York against the Company and certain of its current and former directors and officers for alleged violations of the federal securities laws arising from statements in certain public disclosures regarding the Company’s current and future business and financial  condition. On December 19, 2013, the Court consolidated the actions and appointed Arkansas Teacher Retirement System as lead plaintiff. On March 14, 2014, lead plaintiff filed a consolidated class action complaint purportedly on behalf of shareholders that purchased or acquired the Company’s publicly traded common stock between July 22, 2011 and September 3, 2013 against the Company and certain of its current and former directors and officers. The consolidated complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 for allegedly false and misleading statements in the Company’s public disclosures concerning, among other things, the Company’s relationship with certain vendors. The lawsuit sought damages in an unspecified amount. On May 13, 2014 the defendants moved to dismiss the consolidated complaint. By Order and Judgment entered April 1, 2015, the Court granted defendants’ motion to dismiss and dismissed the consolidated complaint in its entirety with prejudice and closed the case. On April 29, 2015, the lead plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit of the Court’s judgment dismissing the consolidated complaint. On June 12, 2015, the U.S. Court of Appeals for the Second Circuit granted the parties’ stipulation of voluntary dismissal, which withdrew the appeal with prejudice.

On each of May 28, 2014 and July 8, 2014, a purported shareholder derivative action entitled Daniell v. De Merritt, et al. and Murphy v. Davis, et al., respectively, purportedly on behalf of the Company, was filed in the Delaware Court of Chancery, naming certain of the Company’s current and former officers, directors, and shareholders as defendants and naming the Company as a nominal defendant. On September 3, 2014, the Court of Chancery consolidated the Daniell and Murphy cases. Plaintiffs filed a consolidated amended complaint on September 23, 2014 alleging claims of breach of fiduciary duty and unjust enrichment. The consolidated amended complaint sought damages in an unspecified amount, an order directing the Company “to reform and improve” corporate governance and internal controls, equitable and/or injunctive relief, restitution and disgorgement from the defendants, and costs and attorneys’ fees. On October 23, 2014, defendants filed a motion to dismiss the consolidated amended complaint, which was fully briefed. On June 12, 2015, the plaintiffs voluntary dismissed the action with prejudice as to the named plaintiffs, and the Court entered an order dismissing the action with each party bearing its own fees and costs.

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. These risks and uncertainties include, but are not limited to, the following: the risk that we cannot anticipate, identify and respond quickly to changing fashion trends and customer preferences; our ability to attract a sufficient number of customers to our boutiques or sell sufficient quantities of our merchandise through our direct-to-consumer business; our ability to successfully open and operate new boutiques each year; our ability to efficiently source and distribute additional merchandise quantities necessary to support our growth and; our ability to attract and integrate a new Chief Merchandising Officer. For additional information regarding these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward looking statements, please refer to “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 and filed with the Securities and Exchange Commission (“SEC”) on March 27, 2015 and any risk factors contained in subsequent Quarterly Reports on Form 10-Q we file with the SEC.

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

francesca’s® is a growing specialty retailer with retail locations designed and merchandised to feel like unique, upscale boutiques providing customers a fun and differentiated shopping experience. The merchandise assortment is a diverse and balanced mix of apparel, jewelry, accessories and gifts. As of August 1, 2015, francesca’s ® operated 608 boutiques in 47 states and the District of Columbia and also served its customers through www.francescas.com, its direct-to-consumer website. The information contained on our website is not incorporated by reference into this Quarterly Report on Form 10-Q and you should not consider information contained on our website to be part of this Quarterly Report on Form 10-Q.

During the thirteen weeks ended August 1, 2015, our net sales increased 9% to $106.0 million from $97.3 million, income from operations decreased by 9% to $15.2 million from $16.7 million and net income decreased 10% to $9.3 million, or $0.22 per diluted share, from $10.3 million, or $0.24 per diluted share, over the comparable prior year period. During the twenty six weeks ended August 1, 2015, our net sales increased 10% to $201.0 million from $182.7 million, income from operations decreased by 12% to $27.1 million from $30.7 million and net income decreased 12% to $16.5 million, or $0.39 per diluted share, from $18.9 million, or $0.45 per diluted share, over the comparable prior year period.

We have increased our boutique count to 608 boutiques as of August 1, 2015 from 526 boutiques as of August 2, 2014. We plan to open approximately 14 boutiques during the remainder of the fiscal year.

Results of Operations

The following represents operating data for the thirteen and twenty six weeks ended August 1, 2015 and August 2, 2014.

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Total net sales growth for period	9%	9%	10%	8%
Comparable sales change for period(1)	(4)%	(7)%	(3)%	(7)%
Number of boutiques open at end of period	608	526	608	526
Net sales per average square foot for period (not in thousands) (2)	$130	$140	256	$273
Average square feet per boutique (not in thousands) (3)	1,363	1,345	1,363	1,345
Total gross square feet at end of period (in thousands)	829	707	829	707

(1)	A boutique is included in comparable sales on the first day of the fifteenth full month following the boutique’s opening. When a boutique that is included in comparable sales is relocated, we continue to consider sales from that boutique to be comparable sales. If a boutique is closed for thirty days or longer for a remodel or as a result of weather damage, fire or the like, we no longer consider sales from that boutique to be comparable sales. Comparable sales results include our direct-to-consumer sales.

(2)	Net sales per average square foot is calculated by dividing net sales for the period by the average square feet during the period. Because of our rapid growth, for purposes of providing net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. For individual quarterly periods, average square feet is calculated as (a) the sum of total gross square feet at the beginning and end of the period, divided by (b) two. There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.

(3)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.

 Boutique Count

The following table summarizes the number of boutiques open at the beginning and end of the periods indicated.

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Number of boutiques open at beginning of period	589	513	539	451
Boutiques added	19	13	69	75
Number of boutiques open at the end of period	608	526	608	526

Thirteen Weeks Ended August 1, 2015 Compared to Thirteen Weeks Ended August 2, 2014

	Thirteen Weeks Ended
	August 1, 2015		August 2, 2014		Variance
	In USD	As a % of Net Sales (1)	In USD	As a % of Net Sales (1)	In USD	%	Basis Points
	(In thousands, except percentages)
Net sales	$106,033	100.0%	$97,319	100.0%	$8,714	9%	-
Cost of goods sold and occupancy costs	55,725	52.6%	52,004	53.4%	3,721	7%	(90)
Gross profit	50,308	47.4%	45,315	46.6%	4,993	11%	90
Selling, general and administrative expenses	35,133	33.1%	28,653	29.4%	6,480	23%	370
Income from operations	15,175	14.3%	16,662	17.1%	(1,487)	(9)%	(280)
Interest expense	(112)	(0.1)%	(169)	(0.2)%	57	(34)%	10
Other (expense) income	(54)	(0.1)%	56	0.1%	(110)	(196)%	(20)
Income before income tax expense	15,009	14.2%	16,549	17.0%	(1,540)	(9)%	(280)
Income tax expense	5,705	5.4%	6,242	6.4%	(537)	(9)%	(100)
Net income	$9,304	8.8%	$10,307	10.6%	$(1,003)	(10)%	(180)

 (1) Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales increased 9% to $106.0 million in the thirteen weeks ended August 1, 2015 from $97.3 million in the thirteen weeks ended August 2, 2014. This increase was due to the increase in the number of boutiques in operation in the second quarter of fiscal year 2015 as compared to the same period of the prior year partially offset by a 4% decrease in comparable sales. The decrease in comparable sales was driven by a 3% decrease in comparable transactions. Our direct-to-consumer sales were flat at $3.6 million in each of the thirteen weeks ended August 1, 2015 and August 2, 2014. During the quarter, growth of our direct-to-consumer sales decelerated compared to prior periods. Our website traffic decreased during the quarter compared to the same period of the prior year. There were 513 comparable boutiques and 95 non-comparable boutiques open at August 1, 2015 compared to 416 and 110, respectively, at August 2, 2014.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 7% to $55.7 million in the thirteen weeks ended August 1, 2015 from $52.0 million in the thirteen weeks ended August 2, 2014. Cost of merchandise and freight expenses increased by $0.5 million compared to the same period of the prior year due to increased sales volume partially offset by the decreased amount of charges related to the disposal of slow-moving merchandise. Occupancy costs increased by $3.2 million due to the increase in the number of boutiques in operation during the thirteen weeks ended August 1, 2015 compared to the same period of the prior year.

As a percentage of net sales, cost of goods sold and occupancy costs decreased to 52.6% in the thirteen weeks ended August 1, 2015 from 53.4% in the thirteen weeks ended August 2, 2014, a favorable variance of 90 basis points. This change was driven by 260 basis points improvement in merchandise margin partially offset by 170 basis points deleveraging of occupancy costs. The merchandise margin improvement is primarily attributable to the decreased amount of charges related to the disposal of slow-moving merchandise as well as lower promotions compared to the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 23% to $35.1 million in the thirteen weeks ended August 1, 2015 from $28.7 million in the thirteen weeks ended August 2, 2014. This increase was due to higher corporate and boutique payroll to support the larger boutique base. As a percentage of net sales, selling, general and administrative expense increased to 33.1% in the thirteen weeks ended August 1, 2015 as compared to 29.4% in the thirteen weeks ended August 2, 2014 due to deleveraging of expenses as the growth in expenses outpaced the growth in sales.

Income Tax Expense

The decrease in provision for income taxes of $0.5 million in the thirteen weeks ended August 1, 2015 compared to the thirteen weeks ended August 2, 2014 was primarily due to the decrease in pre-tax income. The effective tax rate of 38.0% in the thirteen weeks ended August 1, 2015 was comparable to the effective tax rate of 37.7% in the thirteen weeks ended August 2, 2014.

Twenty Six Weeks Ended August 1, 2015 Compared to Twenty Six Weeks Ended August 2, 2014

	Twenty Six Weeks Ended
	August 1, 2015		August 2, 2014		Variance
	In USD	As a % of Net Sales (1)	In USD	As a % of Net Sales (1)	In USD	%	Basis Points
	(In thousands, except percentages)
Net sales	$201,044	100.0%	$182,743	100.0%	$18,301	10%	-
Cost of goods sold and occupancy costs	105,843	52.6%	95,596	52.3%	10,247	11%	30
Gross profit	95,201	47.4%	87,147	47.7%	8,054	9%	(30)
Selling, general and administrative expenses	68,136	33.9%	56,465	30.9%	11,671	21%	300
Income from operations	27,065	13.5%	30,682	16.8%	(3,617)	(12)%	(330)
Interest expense	(222)	(0.1)%	(390)	(0.2)%	168	(43)%	10
Other (expense) income	(120)	(0.1)%	159	0.1%	(279)	(175)%	(20)
Income before income tax expense	26,723	13.3%	30,451	16.7%	(3,728)	(12)%	(340)
Income tax expense	10,178	5.1%	11,584	6.3%	(1,406)	(12)%	(130)
Net income	$16,545	8.2%	$18,867	10.3%	$(2,322)	(12)%	(210)

(1) Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales increased 10% to $201.0 million in the twenty six weeks ended August 1, 2015 from $182.7 million in the twenty six weeks ended August 2, 2014. This increase is due to the increase in the number of boutiques in operation in the twenty six weeks ended August 1, 2015 as compared to the same period of the prior year partially offset by a 3% decrease in comparable sales. The decrease in comparable sales was driven by a 5% decrease in comparable boutique transactions partially offset by 9% increase in our direct-to-consumer sales. Our direct-to-consumer sales totaled $7.2 million and $6.6 million in the twenty six weeks ended August 1, 2015 and August 2, 2014, respectively. There were 513 comparable boutiques and 95 non-comparable boutiques open at August 1, 2015 compared to 416 and 110, respectively, at August 2, 2014.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 11% to $105.8 million in the twenty six weeks ended August 1, 2015 from $95.6 million in the twenty six weeks ended August 2, 2014. Cost of merchandise and freight expenses increased by $3.8 million compared to the same period of the prior year due to increased sales volume partially offset by the decreased amount of charges related to the disposal of slow moving merchandise. Occupancy costs increased by $6.5 million due to the increase in the number of boutiques in operation during the twenty six weeks ended August 1, 2015 compared to the same period of the prior year.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 52.6% in the twenty six weeks ended August 1, 2015 from 52.3% in the twenty six weeks ended August 2, 2014, an unfavorable variance of 30 basis points. This change was driven by 170 basis points deleveraging of occupancy costs partially offset by 140 basis points of merchandise margin improvement. Our merchandise margin improved 140 basis points due to lower promotions as well as decreased amount of charges related to the disposal of slow-moving merchandise compared to last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 21% to $68.1 million in the twenty six weeks ended August 1, 2015 from $56.5 million in the twenty six weeks ended August 2, 2014. This increase was due to higher corporate and boutique payroll to support the larger boutique base. As a percentage of net sales, selling, general and administrative expense increased to 33.9% in the twenty six weeks ended August 1, 2015 as compared to 30.9% in the twenty six weeks ended August 2, 2014 due to deleveraging of expenses as the growth in expenses outpaced the growth in sales.

Income Tax Expense

The decrease in provision for income taxes of $1.4 million in the twenty six weeks ended August 1, 2015 compared to the twenty six weeks ended August 2, 2014 was primarily due to the decrease in pre-tax income. The effective tax rate of 38.1% in the twenty six weeks ended August 1, 2015 was comparable to the effective tax rate of 38.0% in the twenty six weeks ended August 2, 2014.

 Sales by Merchandise Category

	Thirteen Weeks Ended				Twenty Six Weeks Ended
	August 1, 2015		August 2, 2014		August 1, 2015		August 2, 2014
	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales
	(in thousands, except percentages)
Apparel	$56,441	53.5%	$52,128	53.7%	$104,611	52.1%	$96,892	53.0%
Jewelry	23,442	22.2%	20,594	21.2%	45,415	22.6%	38,914	21.3%
Accessories	14,537	13.8%	14,526	15.0%	29,891	14.9%	28,670	15.7%
Gifts	11,069	10.5%	9,865	10.1%	20,924	10.4%	18,287	10.0%
Merchandise sales (1)	$105,489	100.0%	$97,113	100.0%	$200,841	100.0%	$182,763	100.0%

(1)	Excludes gift card breakage income, shipping and change in return reserve.

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

We were in compliance with all covenants under our revolving credit facility as of August 1, 2015. On August 1, 2015, we had $48.8 million of cash and cash equivalents and $75.0 million in borrowing availability under our revolving credit facility. There were no borrowings or letters of credit outstanding under our revolving credit facility at August 1, 2015.

We expect that our cash flow from operations along with borrowings under our revolving credit facility and tenant allowances for new boutiques will be sufficient to fund capital expenditures and our working capital requirements for at least the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table:

	Twenty Six Weeks Ended
	August 1, 2015	August 2, 2014
	(In thousands)
Provided by operating activities	$24,495	$24,283
Used in investing activities	(14,956)	(13,757)
Provided by (used in) financing activities	230	(23,163)

Net increase (decrease) in cash and cash equivalents	$9,769	$(12,637)

Operating Activities

Operating activities consist of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords. Net cash provided by operating activities was $24.5 million and $24.3 million in each of the twenty six weeks ended August 1, 2015 and August 2, 2014, respectively. The increase in cash provided by operating activities in the current period as compared to the same period of the prior year was primarily due to timing changes and / or payments with respect to accounts receivable, inventory purchases, payroll and sales tax payable.

Investing Activities

Investing activities consist primarily of capital expenditures for new boutiques, improvements to existing boutiques, as well as investment in information technology and our distribution facility.

	Twenty Six Weeks Ended
	August 1, 2015	August 2, 2014
	(In thousands)
Capital expenditures for:
New boutiques	$9,424	$10,134
Existing boutiques	3,776	2,783
Technology	1,157	696
Corporate and distribution	602	146
Total capital expenditures	$14,959	$13,759

Our total capital expenditures for the twenty six weeks ended August 1, 2015 and August 2, 2014 were $15.0 million and $13.8 million, respectively, with new boutiques accounting for most of our spending at $9.4 million and $10.1 million, respectively. Spending for new boutiques included amounts associated with boutiques that will open subsequent to the end of each fiscal quarter. We opened 69 boutiques in the twenty six weeks ended August 1, 2015 compared to 75 boutiques in the twenty six weeks ended August 2, 2014. The average cost of the leasehold improvements, equipment, furniture and fixtures, excluding tenant allowances which are reflected in operating cash flows, for new boutiques opened in the twenty-six weeks ended August 1, 2015 and August 2, 2014 was $218,000 and $199,000, respectively. The increase in the average boutique build-out costs was principally due to opening larger boutiques in the current year-to-date period, which averaged at approximately 1,460 square feet per boutique, compared to the prior year period, which averaged at approximately 1,260 square feet per boutique. The average tenant allowance per new boutique in the twenty six weeks ended August 1, 2015 decreased to $79,000 from $90,000 in the comparable prior year period. The decrease in average tenant allowance in the current period was principally due to opening more boutiques in non-mall locations. Tenant allowances are amortized as a reduction in rent expense over the term of the lease. The average collection period for these allowances is approximately six months after boutique opening. As a result, we fund the cost of new boutiques with cash flow from operations, build-out allowances from our landlords, or borrowings under our revolving credit facility. Our spending for existing boutiques totaled $3.8 million and $2.8 million during the twenty six weeks ended August 1, 2015 and August 2, 2014, respectively. The majority of the amount spent for existing boutiques in the current period was used in upgrading display fixtures and equipment as well as remodeling 13 boutiques while the prior year amount was spent on remodeling 34 boutiques.

Our expected capital expenditures for the full fiscal year 2015 have decreased to approximately $25.0 million to $27.0 million from approximately $30.0 million to $32.0 million previously disclosed due to the postponement of infrastructure investments in our direct-to-consumer website which we now expect to commence development in fiscal year 2016. Additionally, current year spending for new boutiques that will open in fiscal year 2016 is planned to decrease as we now expect to open fewer boutiques in fiscal year 2016 compared to an average of 85 boutiques we have opened in the last three fiscal years.

Financing Activities

Financing activities consist of borrowings and payments under our revolving credit facility, repurchases of our common stock, and proceeds from the exercise of stock options and the related tax consequence.

Net cash provided by financing activities was $0.2 million during the twenty six weeks ended August 1, 2015 which consist of proceeds from stock option exercises and the related tax benefit. Net cash used in financing activities in the twenty six weeks ended August 2, 2014 totaled $23.1 million which consists of $20.0 million repayments of borrowings under our revolving credit facility, $5.3 million repurchases of our common stock outstanding and $2.1 million proceeds from stock option exercises and the related tax benefit.

Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc. (“Francesca’s Collections” or the “Borrower”), as borrower, and its parent company, Francesca's LLC, each a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto. The credit facility provides capacity of $75.0 million (including up to $10.0 million for letters of credit) and matures on August 30, 2018. The facility also contains an option permitting the Borrower, subject to certain requirements and conditions, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event the Borrower has certain indebtedness outstanding. At August 1, 2015, no borrowings or letters of credit were outstanding under the credit facility.

The credit facility contains customary events of default and requires the Borrower to comply with certain financial covenants. As of August 1, 2015, the Borrower was in compliance with all covenants under the credit facility. The credit facility restricts the amount of dividends the Borrower can pay; provided that the Borrower is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and the Borrower is in pro forma compliance with a maximum secured leverage ratio. At August 1, 2015, the Borrower would have met the conditions for paying dividends out of the available investment basket. All obligations under the credit facility are secured by substantially all the assets of the Borrower and any subsidiary guarantor, if any. All obligations under the facility are unconditionally guaranteed by, subject to certain exceptions, by Francesca’s LLC and each of the Borrower’s existing and future direct and indirect wholly-owned domestic subsidiaries.

Share Repurchase Program

There were no share repurchases in each of the thirteen and twenty six weeks ended August 1, 2015. For additional information regarding our share repurchase program, please refer to Note 7 to our unaudited consolidated financial statements included in Part I of this report, which is incorporated herein by reference.

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

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015. As of August 1, 2015, there were no significant changes to any of our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows could be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future. At August 1, 2015, no borrowings were outstanding under our revolving credit facility.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of August 1, 2015.

There were no changes in our internal control over financial reporting during the quarter ended August 1, 2015 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1+	Francesca’s Holdings Corporation’s 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Francesca’s Holdings Corporation on June 9, 2015)

10.2+*	Form of Non-qualified Stock Option Agreement

10.3+*	Form of Restricted Stock Award Agreement

10.4+	Transition Agreement, dated August 14, 2015, between Francesca’s Holdings Corporation and Sei Jin Alt (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Francesca’s Holdings Corporation on August 18, 2015)

31.1*	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of August 1, 2015, January 31, 2015 and August 2, 2014, (ii) the Unaudited Consolidated Statements of Operations for the Thirteen and Twenty Six Weeks Ended August 1, 2015 and August 2, 2014, (iii) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Twenty Six Weeks Ended August 1, 2015, (iv) Unaudited Consolidated Statements of Cash Flows for the Twenty Six Weeks ended August 1, 2015 and August 2, 2014 and (v) the Notes to the Unaudited Consolidated Financial Statements.

  * Filed herewith.

** Furnished herewith.

+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Francesca’s Holdings Corporation
(Registrant)

Date: September 9, 2015	/s/ Mark Vendetti
Mark Vendetti
Chief Financial Officer (duly authorized officer and Principal Financial and Accounting Officer)

