Form 10-Q
period 2015-10-31
Francesca's Holdings CORP
filed 2015-12-09
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐     No ☒

The registrant had 41,657,350 shares (excluding 4,152,102 of treasury stock) of its common stock outstanding as of November 30, 2015.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Francesca’s Holdings Corporation

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	October 31,	January 31,	November 1,
	2015	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$42,015	$39,071	$22,830
Accounts receivable	8,683	12,279	9,214
Inventories	43,885	23,801	35,428
Deferred income taxes	5,737	4,858	4,797
Prepaid expenses and other current assets	6,023	5,890	5,699
Total current assets	106,343	85,899	77,968
Property and equipment, net	79,017	74,095	70,646
Deferred income taxes	6,659	3,642	6,573
Other assets, net	1,656	1,909	2,776
TOTAL ASSETS	$193,675	$165,545	$157,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,933	$11,550	$13,074
Accrued liabilities	14,817	11,904	8,610
Total current liabilities	30,750	23,454	21,684
Landlord incentives and deferred rent	37,540	32,877	33,299
Total liabilities	68,290	56,331	54,983

Commitments and contingencies

Stockholders’ equity:
Common stock - $.01 par value, 80.0 million shares authorized; 45.5 million shares issued at each October 31, 2015, January 31, 2015 and November 1, 2014, respectively.	455	455	455
Additional paid-in capital	106,722	105,498	105,235
Retained earnings	86,900	63,404	57,433
Treasury stock, at cost – 3.8 million, 3.2 million and 3.2 million shares held at October 31, 2015, January 31, 2015 and November 1, 2014, respectively.	(68,692)	(60,143)	(60,143)
Total stockholders’ equity	125,385	109,214	102,980

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$193,675	$165,545	$157,963

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014

Net sales	$103,728	$87,110	$304,772	$269,853
Cost of goods sold and occupancy costs	55,362	45,925	161,205	141,521
Gross profit	48,366	41,185	143,567	128,332
Selling, general and administrative expenses	37,286	29,810	105,422	86,275
Income from operations	11,080	11,375	38,145	42,057
Interest expense	(122)	(117)	(344)	(507)
Other income (expense)	29	42	(91)	201
Income before income tax expense	10,987	11,300	37,710	41,751
Income tax expense	4,036	4,030	14,214	15,614
Net income	$6,951	$7,270	$23,496	$26,137

Basic earnings per common share	$0.16	$0.17	$0.55	$0.62
Diluted earnings per common share	$0.16	$0.17	$0.55	$0.62

Weighted average shares outstanding:
Basic shares	42,148	42,298	42,262	42,246
Diluted shares	42,246	42,389	42,365	42,373

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional		Treasury	Total
	Shares	Par	Paid-in	Retained	Stock, at	Stockholder’
	Outstanding	Value	Capital	Earnings	cost	Equity
Balance, January 31, 2015	42,298	$455	$105,498	$63,404	$(60,143)	$109,214
Net income	-	-	-	23,496	-	23,496
Stock-based compensation	-	-	2,416	-	-	2,416
Stock options exercised	46	-	206	-	-	206
Tax effect of stock-based compensation	-	-	(1,398)	-	-	(1,398)
Repurchases of common stock	(666)	-	-	-	(8,549)	(8,549)
Balance, October 31, 2015	41,678	$455	$106,722	$86,900	$(68,692)	$125,385

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirty Nine Weeks Ended
	October 31, 2015	November 1, 2014
Cash Flows Provided By Operating Activities:
Net income	$23,496	$26,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,361	9,848
Stock-based compensation expense	2,416	2,488
Excess tax benefit from stock-based compensation	(81)	(226)
Loss on sale of assets	360	191
Deferred income taxes	(5,374)	(4,470)
Changes in operating assets and liabilities:
Accounts receivable	3,677	(4)
Inventories	(20,084)	(10,814)
Prepaid expenses and other assets	(66)	(240)
Accounts payable	6,086	3,268
Accrued liabilities	2,913	(1,213)
Landlord incentive and deferred rent	4,663	5,851
Net cash provided by operating activities	30,367	30,816

Cash Flows Used in Investing Activities:
Purchase of property and equipment	(19,850)	(16,785)
Proceeds from sale of assets	12	13
Net cash used in investing activities	(19,838)	(16,772)

Cash Flows Used in Financing Activities:
Repurchases of common stock	(7,872)	(5,270)
Proceeds from the exercise of stock options	206	1,332
Excess tax benefit from stock-based compensation	81	226
Repayments of borrowings under the revolving credit facility	-	(25,000)
Net cash used in financing activities	(7,585)	(28,712)

Net increase (decrease) in cash and cash equivalents	2,944	(14,668)
Cash and cash equivalents, beginning of year	39,071	37,498
Cash and cash equivalents, end of period	$42,015	$22,830

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$14,909	$17,716
Interest paid	$142	$340

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Francesca’s Holdings Corporation is a holding company incorporated in 2007 under the laws of the State of Delaware whose business operations are conducted through its subsidiaries.  Unless the context otherwise requires, the “Company,” refers to Francesca’s Holdings Corporation and its consolidated subsidiaries. The Company operates a nationwide-chain of boutiques providing customers with a unique, fun and differentiated shopping experience. The Company offers a diverse and balanced mix of apparel, jewelry, accessories and gifts at attractive values. At October 31, 2015, the Company operated 619 boutiques, which are located in 47 states throughout the United States and the District of Columbia, and its direct-to-consumer website.

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

Fiscal Year

The Company maintains its accounts on a 52- or 53-week year ending on the Saturday closest to January 31st. Fiscal years 2015 and 2014 each include 52 weeks of operations. The fiscal quarters ended October 31, 2015 and November 1, 2014 refer to the thirteen-week periods ended on those dates. The year-to-date periods ended October 31, 2015 and November 1, 2014 refer to the thirty nine week periods ended on those dates.

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

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
	(in thousands, except per share data)
Numerator:
Net income	$6,951	$7,270	$23,496	$26,137

Denominator:
Weighted-average common shares outstanding - basic	42,148	42,298	42,262	42,246
Options and other dilutive securities	98	91	103	127
Weighted-average common shares outstanding - diluted	42,246	42,389	42,365	42,373

Per common share:
Basic earnings per common share	$0.16	$0.17	$0.55	$0.62
Diluted earnings per common share	$0.16	$0.17	$0.55	$0.62

Potentially issuable shares under the Company’s stock-based compensation plans amounting to 0.4 million shares in each of the thirteen and thirty nine weeks ended October 31, 2015 and 0.8 million shares in each of the thirteen and thirty nine weeks ended November 1, 2014 were excluded in the computation of diluted earnings per share due to their anti-dilutive effect. The Company also excluded contingently issuable performance awards totaling 1.1 million shares in each of the thirteen and thirty nine weeks ended October 31, 2015 and 0.1 million shares in each of the thirteen and thirty nine weeks ended November 1, 2014 from the computation of diluted earnings per share because the pre-established goals have not been satisfied as of the end of each period.

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

The provision for income taxes is based on the current estimate of the annual effective tax rate. The effective income tax rates for the thirteen and thirty nine weeks ended October 31, 2015 were 36.7% and 37.7%, respectively. The effective tax rates for the thirteen and thirty nine weeks ended November 1, 2014 were 35.7% and 37.4%, respectively. The difference between our effective tax rate and federal statutory rate primarily relates to state income taxes.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

5.	Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc. (“Francesca’s Collections” or the “Borrower”), as borrower, and its parent company, Francesca’s LLC, a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto. The credit facility provides capacity of $75.0 million (including up to $10.0 million for letters of credit) and matures on August 30, 2018.  The facility also contains an option permitting the Borrower, subject to certain requirements and conditions, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event the Borrower has certain indebtedness outstanding.  At October 31, 2015, no borrowings or letters of credit were outstanding under the credit facility.

The credit facility contains customary events of default and requires the Borrower to comply with certain financial covenants. As of October 31, 2015, the Borrower was in compliance with all covenants under the credit facility. The credit facility restricts the amount of dividends the Borrower can pay; provided that the Borrower is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and the Borrower is in pro forma compliance with a maximum secured leverage ratio. At October 31, 2015, the Borrower would have met the conditions for paying dividends out of the available investment basket. All obligations under the credit facility are secured by substantially all the assets of the Borrower and any subsidiary guarantor, if any. All obligations under the facility are unconditionally guaranteed by, subject to certain exceptions, Francesca’s LLC and each of the Borrower’s existing and future direct and indirect wholly-owned domestic subsidiaries.

6.	Stock-based Compensation

Stock-based compensation cost is measured at the grant date fair value and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company estimates forfeitures for grants that are not expected to vest. The stock-based compensation cost recognized in the thirteen and thirty nine weeks ended October 31, 2015 totaled $0.8 million and $2.4 million, respectively. The stock-based compensation cost recognized in the thirteen and thirty nine weeks ended November 1, 2014 totaled $0.9 million and $2.5 million, respectively.

Stock Options

During the thirty nine weeks ended October 31, 2015 and November 1, 2014, the Company granted 81,460 and 77,584 of stock options, respectively, to certain employees and members of its Board of Directors at a weighted grant date fair value of $8.44 and $8.03, respectively.

As of October 31, 2015 there was approximately $7.2 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted-average period of 3 years.

Restricted Stock Awards

In March 2015, the Company established performance goals for fiscal year 2015 applicable to 114,679 target shares of performance-based restricted stock awarded to certain executives and other key employees. Awards are considered “granted” when the performance goals related to those awards have been established. The number of shares that may ultimately vest will equal 0% to 150% of the target shares subject to the achievement of pre-established performance goals for the applicable fiscal year and employees’ continued service through the third anniversary of the date on which the award was originally approved by the Compensation Committee of the Board of Directors. The Company recognized compensation expense of approximately $0.2 million and $0.3 million in the thirteen and thirty nine weeks October 31, 2015, respectively, and $0 in each of the thirteen and thirty nine weeks ended November 1, 2014 related to performance-based restricted stock awards.

7.	Share Repurchases

On September 3, 2013, the Company’s Board of Directors authorized a $100.0 million share repurchase program commencing on the same date. This authorization has no expiration date. Under the repurchase program, purchases can be made from time to time in the open market, in privately negotiated transactions, under Rule 10b5-1 plans or through other available means. The specific timing and amount of the repurchases is dependent on market conditions, securities law limitations and other factors. During the thirteen and thirty nine weeks ended October 31, 2015, the Company repurchased 666,000 shares of its common stock at a cost of approximately $8.5 million or an average price (including brokers’ commission) of $12.83 per share. No common stock was repurchased in the thirteen weeks ended November 1, 2014. During the thirty nine weeks ended November 1, 2014, the Company repurchased 285,000 shares of its common stock at a cost of approximately $5.3 million or an average price (including brokers’ commission) of $18.49 per share. The cost of repurchased shares is presented as treasury stock in the unaudited consolidated balance sheets. As of October 31, 2015, the remaining balance available for future share repurchase was approximately $31.4 million.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

Subsequent to October 31, 2015 through December 7, 2015, the Company repurchased 358,000 shares of common stock for approximately $5.0 million or an average price (including brokers’ commission) of $13.92 per share.

8.	Commitments and Contingencies

Operating Leases

The Company leases boutique space and office space under operating leases expiring in various years through the fiscal year ending 2027. Certain of the leases provide that the Company may cancel the lease, with penalties as defined in the lease, if the Company’s boutique sales at that location fall below an established level. Certain leases provide for additional rent payments to be made when sales exceed a base amount. Certain operating leases provide for renewal options for periods from three to five years at their fair rental value at the time of renewal.

Minimum future rental payments under non-cancellable operating leases as of October 31, 2015, are as follows:

Fiscal year	Amount
(In thousands)
Remainder of 2015	$9,779
2016	39,420
2017	38,880
2018	37,377
2019	34,668
Thereafter	94,646
$254,770

Legal Proceedings

On September 27, 2013 and November 4, 2013, two purported class action lawsuits entitled Ortuzar v. Francesca’s Holdings Corp., et al. and West Palm Beach Police Pension Fund v. Francesca’s Holdings Corp., et al. were filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former directors and officers for alleged violations of the federal securities laws. On December 19, 2013, the Court consolidated these actions. On March 14, 2014, lead plaintiff filed a consolidated class action complaint. The consolidated complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 for allegedly false and misleading statements in the Company’s public disclosures concerning. On May 13, 2014 the defendants moved to dismiss the consolidated complaint. By Order and Judgment entered April 1, 2015, the Court granted defendants’ motion to dismiss and dismissed the consolidated complaint in its entirety with prejudice and closed the case. On April 29, 2015, the lead plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit of the Court’s judgment dismissing the consolidated complaint. On June 12, 2015, the U.S. Court of Appeals for the Second Circuit granted the parties’ stipulation of voluntary dismissal, which withdrew the appeal with prejudice.

On each of May 28, 2014 and July 8, 2014, a purported shareholder derivative action entitled Daniell v. De Merritt, et al. and Murphy v. Davis, et al., respectively, purportedly on behalf of the Company, was filed in the Delaware Court of Chancery, naming certain of the Company’s current and former officers, directors, and shareholders as defendants and naming the Company as a nominal defendant. On September 3, 2014, the Court of Chancery consolidated the Daniell and Murphy cases. Plaintiffs filed a consolidated amended complaint on September 23, 2014 alleging claims of breach of fiduciary duty and unjust enrichment. The consolidated amended complaint sought damages in an unspecified amount, an order directing the Company “to reform and improve” corporate governance and internal controls, equitable and/or injunctive relief, restitution and disgorgement from the defendants, and costs and attorneys’ fees. On October 23, 2014, defendants filed a motion to dismiss the consolidated amended complaint, which was fully briefed. On June 12, 2015, the plaintiff voluntary dismissed the action with prejudice as to the named plaintiffs, and the Court entered an order dismissing the action with each party bearing its own fees and costs.

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. These risks and uncertainties include, but are not limited to, the following: the risk that we cannot anticipate, identify and respond quickly to changing fashion trends and customer preferences; our ability to attract a sufficient number of customers to our boutiques or sell sufficient quantities of our merchandise through our direct-to-consumer business; our ability to successfully open and operate new boutiques each year; our ability to efficiently source and distribute additional merchandise quantities necessary to support our growth; and our ability to attract and integrate a new Chief Financial Officer. For additional information regarding these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward looking statements, please refer to “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 and filed with the Securities and Exchange Commission (“SEC”) on March 27, 2015 and any risk factors contained in subsequent Quarterly Reports on Form 10-Q we file with the SEC.

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

Overview

Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” “us” and “francesca’s ®” refer to Francesca’s Holdings Corporation and its consolidated subsidiaries.

francesca’s® is a growing specialty retailer which operates a nationwide-chain of boutiques providing customers a unique, fun and differentiated shopping experience. The merchandise assortment is a diverse and balanced mix of apparel, jewelry, accessories and gifts. As of October 31, 2015, francesca’s ® operated 619 boutiques in 47 states and the District of Columbia and also served its customers through www.francescas.com, its direct-to-consumer website. The information contained on our website is not incorporated by reference into this Quarterly Report on Form 10-Q and you should not consider information contained on our website to be part of this Quarterly Report on Form 10-Q.

During the thirteen weeks ended October 31, 2015, our net sales increased 19% to $103.7 million from $87.1 million, income from operations decreased by 3% to $11.1 million from $11.4 million and net income decreased 4% to $7.0 million, or $0.16 per diluted share, from $7.3 million, or $0.17 per diluted share, over the comparable prior year period. During the thirty nine weeks ended October 31, 2015, our net sales increased 13% to $304.8 million from $269.9 million, income from operations decreased by 9% to $38.1 million from $42.1 million and net income decreased 10% to $23.5 million, or $0.55 per diluted share, from $26.1 million, or $0.62 per diluted share, over the comparable prior year period.

We have increased our boutique count to 619 boutiques as of October 31, 2015 from 538 boutiques as of November 1, 2014. We expect to finish the year with 616 boutiques as a result of opening 3 new boutiques and closing 6 boutiques in the fourth quarter.

Results of Operations

The following represents operating data for the thirteen and thirty nine weeks ended October 31, 2015 and November 1, 2014.

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Total net sales growth for period	19%	9%	13%	9%
Comparable sales change for period (1)	4%	(6)%	(1)%	(7)%
Number of boutiques open at end of period	619	538	619	538
Net sales per average square foot for period (not in thousands) (2)	$124	$122	$381	$395
Average square feet per boutique (not in thousands) (3)	1,368	1,350	1,368	1,350
Total gross square feet at end of period (in thousands)	847	726	847	726

(1)	A boutique is included in comparable sales on the first day of the fifteenth full month following the boutique’s opening. When a boutique that is included in comparable sales is relocated, we continue to consider sales from that boutique to be comparable sales. If a boutique is closed for thirty days or longer for a remodel or as a result of weather damage, fire or the like, we no longer consider sales from that boutique to be comparable sales. Comparable sales results include our direct-to-consumer sales.
(2)	Net sales per average square foot is calculated by dividing net sales for the period by the average square feet during the period. Because of our rapid growth, for purposes of providing net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. For individual quarterly periods, average square feet is calculated as (a) the sum of total gross square feet at the beginning and end of the period, divided by (b) two. There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.
(3)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.

Boutique Count

The following table summarizes the number of boutiques open at the beginning and end of the periods indicated.

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Number of boutiques open at beginning of period	608	526	539	451
Boutiques added	11	12	80	87
Number of boutiques open at the end of period	619	538	619	538

Thirteen Weeks Ended October 31, 2015 Compared to Thirteen Weeks Ended November 1, 2014

	Thirteen Weeks Ended
	October 31, 2015		November 1, 2014		Variance
	In USD	As a % of Net Sales(1)	In USD	As a % of Net Sales(1)	In USD	%	Basis Points
	(In thousands, except percentages)
Net sales	$103,728	100.0%	$87,110	100.0%	$16,618	19%	-
Cost of goods sold and occupancy costs	55,362	53.4%	45,925	52.7%	9,437	21%	70
Gross profit	48,366	46.6%	41,185	47.3%	7,181	17%	(70)
Selling, general and administrative expenses	37,286	35.9%	29,810	34.2%	7,476	25%	170
Income from operations	11,080	10.7%	11,375	13.1%	(295)	(3)%	(240)
Interest expense	(122)	(0.1)%	(117)	(0.1)%	(5)	4%	-
Other income (expense)	29	0.0%	42	0.0%	(13)	(31)%	-
Income before income tax expense	10,987	10.6%	11,300	13.0%	(313)	(3)%	(240)
Income tax expense	4,036	3.9%	4,030	4.6%	6	0%	(70)
Net income	$6,951	6.7%	$7,270	8.3%	$(319)	(4)%	(160)

(1) Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales increased 19% to $103.7 million in the thirteen weeks ended October 31, 2015 from $87.1 million in the thirteen weeks ended November 1, 2014. This increase is due to the 4% increase in comparable sales, which was primarily driven by a 5% increase in average transaction value partially offset by a 1% decrease in comparable transactions, as well as the increase in the number of boutiques in operation since the third quarter of the prior year period. Our direct-to-consumer sales increased 12% to $3.8 million from $3.4 million during the prior year quarter. There were 526 comparable boutiques and 93 non-comparable boutiques open at October 31, 2015 compared to 436 and 102, respectively, at November 1, 2014.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 21% to $55.4 million in the thirteen weeks ended October 31, 2015 from $45.9 million in the thirteen weeks ended November 1, 2014. Cost of merchandise and freight expenses increased by $6.1 million due to increased sales volume. Occupancy costs increased by $3.4 million due to the increase in the number of boutiques in operation during the thirteen weeks ended October 31, 2015 compared to the same period of the prior year.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 53.4% in the thirteen weeks ended October 31, 2015 from 52.7% in the thirteen weeks ended November 1, 2014, an unfavorable variance of 70 basis points. This unfavorable variance was due to 30 basis points of lower merchandise margin due to charges related to the disposal of slow-moving merchandise and 30 basis points of increased depreciation associated with remodeling and updating existing boutique equipment, furniture and fixtures as well as the increasing boutique build-out costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 25% to $37.3 million in the thirteen weeks ended October 31, 2015 from $29.8 million in the thirteen weeks ended November 1, 2014. As a percentage of net sales, selling, general and administrative expense increased to 35.9% in the thirteen weeks ended October 31, 2015 as compared to 34.2% in the thirteen weeks ended November 1, 2014. This increase is primarily due to higher boutique and corporate payroll to support the larger boutique base and increased sales as well as higher performance-based incentive bonus expense as a result of improved year-to-date performance.

Income Tax Expense

The provision for income taxes was flat to last year. The effective tax rate was 36.7% and 35.7% in the thirteen weeks ended October 31, 2015 and November 1, 2014, respectively. In both periods, the effective tax rate was impacted by the true-up of state taxes related to their respective prior periods.

Thirty Nine Weeks Ended October 31, 2015 Compared to Thirty Nine Weeks Ended November 1, 2014

	Thirty Nine Weeks Ended
	October 31, 2015		November 1, 2014		Variance
	In USD	As a % of Net Sales (1)	In USD	As a % of Net Sales(1)	In USD	%	Basis Points
	(In thousands, except percentages)
Net sales	$304,772	100.0%	$269,853	100.0%	$34,919	13%	-
Cost of goods sold and occupancy costs	161,205	52.9%	141,521	52.4%	19,684	14%	50
Gross profit	143,567	47.1%	128,332	47.6%	15,235	12%	(50)
Selling, general and administrative expenses	105,422	34.6%	86,275	32.0%	19,147	22%	260
Income from operations	38,145	12.5%	42,057	15.6%	(3,912)	(9)%	(310)
Interest expense	(344)	(0.1)%	(507)	(0.2)%	163	(32)%	10
Other income (expense)	(91)	0.0%	201	0.1%	(292)	(145)%	(10)
Income before income tax expense	37,710	12.4%	41,751	15.5%	(4,041)	(10)%	(310)
Income tax expense	14,214	4.7%	15,614	5.8%	(1,400)	(9)%	(110)
Net income	$23,496	7.7%	$26,137	9.7%	$(2,641)	(10)%	(200)

(1) Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales increased 13% to $304.8 million in the thirty nine weeks ended October 31, 2015 from $269.9 million in the thirty nine weeks ended November 1, 2014. This increase is primarily attributable to the increase in the number of boutiques in operation since the third quarter of the prior year period. This change was partially offset by a 1% decrease in comparable sales driven by a 3% decrease in comparable transactions. Our direct-to-consumer sales increased 10% to $11.0 million from $10.0 million over the same period primarily due to increased conversion rate. There were 526 comparable boutiques and 93 non-comparable boutiques open at October 31, 2015 compared to 436 and 102, respectively, at November 1, 2014.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 14% to $161.2 million in the thirty nine weeks ended October 31, 2015 from $141.5 million in the thirty nine weeks ended November 1, 2014. Cost of merchandise and freight expenses increased by $9.9 million due to increased sales volume. Occupancy costs increased by $9.8 million due to the increase in the number of boutiques in operation during the thirty nine weeks ended October 31, 2015 compared to the same period of the prior year.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 52.9% in the thirty nine weeks ended October 31, 2015 from 52.4% in the thirty nine weeks ended November 1, 2014, an unfavorable variance of 50 basis points. This unfavorable variance was due to 130 basis points of deleveraging of occupancy costs partially offset by 80 basis points increase in merchandise margin driven by reduced promotional activity during the current year-to-date period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 22% to $105.4 million in the thirty nine weeks ended October 31, 2015 from $86.3 million in the thirty nine weeks ended November 1, 2014. As a percentage of net sales, selling, general and administrative expense increased to 34.6% in the thirty nine weeks ended October 31, 2015 as compared to 32.0% in the thirty nine weeks ended November 1, 2014. This increase is primarily due to higher boutique and corporate payroll expenses to support the larger boutique base as well as higher performance-based incentive bonus expense as a result of improved year-to-date performance.

Income Tax Expense

The decrease in provision for income taxes of $1.4 million in the thirty nine weeks ended October 31, 2015 compared to the thirty nine weeks ended November 1, 2014 was primarily due to the decrease in pre-tax income. The effective tax rate was 37.7% and 37.4% in the thirty nine weeks ended October 31, 2015 and November 1, 2014, respectively. In both periods, the effective tax rate was impacted by the true-up of state taxes related to their respective prior periods.

Sales by Merchandise Category

	Thirteen Weeks Ended				Thirty Nine Weeks Ended
	October 31, 2015		November 1, 2014		October 31, 2015		November 1, 2014
	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales
	(in thousands, except percentages)
Apparel	$54,326	52.5%	$44,274	51.0%	$158,937	52.2%	$141,156	52.4%
Jewelry	21,265	20.5%	18,638	21.5%	66,679	21.9%	57,555	21.4%
Accessories	17,078	16.5%	14,220	16.4%	46,969	15.5%	42,896	15.9%
Gifts	10,847	10.5%	9,606	11.1%	31,772	10.4%	27,895	10.3%
Merchandise sales (1)	$103,516	100.0%	$86,738	100.0%	$304,357	100.0%	$269,502	100.0%

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

We were in compliance with all covenants under our revolving credit facility as of October 31, 2015. On October 31, 2015, we had $42.0 million of cash and cash equivalents and $75.0 million in borrowing availability under our revolving credit facility. There were no letters of credit outstanding at October 31, 2015.

We expect that our cash flow from operations along with borrowings under our revolving credit facility and tenant allowances for new boutiques will be sufficient to fund capital expenditures and our working capital requirements for at least the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table:

	Thirty Nine Weeks Ended
	October 31, 2015	November 1, 2014
	(In thousands)
Provided by operating activities	$30,367	$30,816
Used in investing activities	(19,838)	(16,772)
Used in financing activities	(7,585)	(28,712)

Net increase (decrease) in cash and cash equivalents	$2,944	$(14,668)

Operating Activities

Operating activities consist of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords. Net cash provided by operating activities was $30.4  million and $30.8 million in the thirty nine weeks ended October 31, 2015 and November 1, 2014, respectively. The decrease in cash provided by operating activities was primarily due to timing changes and / or payments with respect to income tax receivable, inventory purchases and accrued payroll as well as the decrease in net income. Our inventory increased from the prior year due to the increase in the number of boutiques in operation since the third quarter of the prior year as well as the accelerated timing of inventory receipts in preparation for the holiday season.

Investing Activities

Investing activities consist primarily of capital expenditures for new boutiques, improvements to existing boutiques, as well as investment in information technology and our distribution facility.

	Thirty Nine Weeks Ended
	October 31, 2015	November 1, 2014
	(In thousands)
Capital expenditures for:
New boutiques	$12,572	$11,746
Existing boutiques	5,243	3,939
Technology	1,498	811
Corporate and distribution	537	289
Total capital expenditures	$19,850	$16,785

Our total capital expenditures for the thirty nine weeks ended October 31, 2015 and November 1, 2014 were $19.9 million and $16.8 million, respectively, with new boutiques accounting for most of our spending at $12.6 million and $11.7 million, respectively. Spending for new boutiques included amounts associated with boutiques that will open subsequent to the end of each fiscal quarter. We opened 80 boutiques in the thirty nine weeks ended October 31, 2015 compared to 87 boutiques in the thirty nine weeks ended November 1, 2014. The average cost of the leasehold improvements, equipment, furniture and fixtures, excluding tenant allowances which are reflected in operating cash flows, for new boutiques opened in the thirty nine weeks ended October 31, 2015 and November 1, 2014 was $220,000 and $197,000, respectively. The increase in the average boutique build-out costs was principally due to opening larger boutiques in the current year-to-date period, which averaged approximately 1,481 square feet per boutique, compared to the prior year period, which averaged approximately 1,316 square feet per boutique. The average tenant allowance per new boutique in the thirty nine weeks ended October 31, 2015 and November 1, 2014 was $78,000 and $87,000, respectively. The decrease in the average tenant allowance per boutique was principally due to opening more boutiques in non-mall locations. Tenant allowances are amortized as a reduction in rent expense over the term of the lease. The average collection period for these allowances is approximately six months after boutique opening. As a result, we fund the cost of new boutiques with cash flow from operations, build-out allowances from our landlords, or borrowings under our revolving credit facility. Our spending for existing boutiques totaled $5.2 million and $3.9 million during the thirty nine weeks ended October 31, 2015 and November 1, 2014, respectively. The majority of the current year spending was for updating display fixtures and equipment and remodeling 25 boutiques while the prior year amount was for remodeling 43 boutiques.

Management anticipates that capital expenditures for the remainder of fiscal year 2015 will be approximately $5.0 million to $6.0 million. The majority of this amount will be spent on investments in new and existing boutiques as well as investments in our merchandising and direct-to-consumer information technology systems.

Financing Activities

Financing activities consist of borrowings and payments under our revolving credit facility, repurchases of our common stock, and proceeds from the exercise of stock options and the related tax consequence.

Net cash used in financing activities was $7.6 million during the thirty nine weeks ended October 31, 2015 compared to net cash used in financing activities of $28.7 million during the thirty nine weeks ended November 1, 2014. During the current year-to-date period, the Company spent $7.9 million to repurchase common stock which was partially offset by $0.3 million proceeds from the exercise of stock options and the related tax consequence. In the prior year period, the Company repaid $25.0 million of borrowings under our revolving credit facility and repurchased common stock at a total cost of $5.3 million. This was partially offset by $1.6 million proceeds from the exercise of stock options and the related tax consequence.

Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc. (“Francesca’s Collections” or the “Borrower”), as borrower, and its parent company, Francesca's LLC, a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto. The credit facility provides capacity of $75.0 million (including up to $10.0 million for letters of credit) and matures on August 30, 2018. The facility also contains an option permitting the Borrower, subject to certain requirements and conditions, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event the Borrower has certain indebtedness outstanding. At October 31, 2015, no borrowings or letters of credit were outstanding under the credit facility.

The credit facility contains customary events of default and requires the Borrower to comply with certain financial covenants. As of October 31, 2015, the Borrower was in compliance with all covenants under the credit facility. The credit facility restricts the amount of dividends the Borrower can pay; provided that the Borrower is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and the Borrower is in pro forma compliance with a maximum secured leverage ratio. At October 31, 2015, the Borrower would have met the conditions for paying dividends out of the available investment basket. All obligations under the credit facility are secured by substantially all the assets of the Borrower and any subsidiary guarantor, if any. All obligations under the facility are unconditionally guaranteed by, subject to certain exceptions, Francesca’s LLC and each of the Borrower’s existing and future direct and indirect wholly-owned domestic subsidiaries.

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

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015. As of October 31, 2015, there were no significant changes to any of our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility, if drawn upon, carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows could be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future. At October 31, 2015, no borrowings or letters of credit were outstanding under our revolving credit facility.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2015.

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2015 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provide information about the Company’s share repurchase activity during the thirteen weeks ended October 31, 2015.

Period (1)	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of a publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs

August 2, 2015 – September 29, 2015	—	—	—	$39,933,273
September 30, 2015 – October 3, 2015	321,130	$12.16	321,130	$36,033,442
October 4, 2015 – October 31, 2015	344,896	$13.46	344,896	$31,394,956

Total	666,026	$12.83	666,026

(1)	Periodic information is presented by reference to our fiscal monthly periods during the third quarter of fiscal year 2015.
(2)	Average price paid per share includes brokers’ commission.
(3)	On September 3, 2013, the Company's Board of Directors authorized a $100 million share repurchase program commencing on the same date. This authorization has no expiration date. Under the repurchase program, purchases can be made from time to time through open market purchases, in privately negotiated transactions, under a Rule 10b5-1 plans or through other available means. The specific timing and amount of repurchases is dependent on market conditions, securities law limitations and other factors.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of October 31, 2015, January 31, 2015 and November 1, 2014, (ii) the Unaudited Consolidated Statements of Operations for the Thirteen and Thirty Nine Weeks Ended October 31, 2015 and November 1, 2014, (iii) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Thirty Nine Weeks Ended October 31, 2015, (iv) Unaudited Consolidated Statements of Cash Flows for the Thirty Nine Weeks ended October 31, 2015 and November 1, 2014 and (v) the Notes to the Unaudited Consolidated Financial Statements.

* Filed herewith.

** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Francesca’s Holdings Corporation
(Registrant)

Date: December 9, 2015	/s/ Cynthia Thomassee
Cynthia Thomassee
Interim Chief Financial Officer (duly authorized officer and Principal Financial and Accounting Officer)

