Form 10-K
period 2016-01-30
Francesca's Holdings CORP
filed 2016-03-25
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of July 31, 2015, the last business day of the registrant’s most recently completed second quarter, was approximately $512.5 million.

As of March 18, 2016, there were 40,481,200 shares (excluding 5,369,631 of treasury stock) of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held June 8, 2016 are incorporated by reference into Part III of this report.

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. These risks and uncertainties include, but are not limited to, the following: the risk that we cannot anticipate, identify and respond quickly to changing fashion trends and customer preferences; our ability to attract a sufficient number of customers to our boutiques or sell sufficient quantities of our merchandise through our direct-to-consumer business; our ability to successfully open and operate new boutiques each year; our ability to efficiently source and distribute additional merchandise quantities necessary to support our growth; and our ability to integrate a new Chief Financial Officer.  For additional information regarding these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors,” contained in Part I of this Annual Report on Form 10-K and any risk factors contained in subsequent Quarterly Reports on Form 10-Q we file with the Securities and Exchange Commission (“SEC”).

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

We operate on a fiscal calendar which, in a given fiscal year, consists of a 52- or 53-week period ending on the Saturday closest to January 31st. The reporting periods contained in our audited consolidated financial statements included in this Annual Report on Form 10-K contain 52 weeks of operations in fiscal year 2015, which ended on January 30, 2016, 52 weeks of operations in fiscal year 2014, which ended on January 31, 2015, and 52 weeks of operations in fiscal year 2013, which ended on February 1, 2014. Our fiscal year 2012 included 53 weeks of operations, which ended on February 2, 2013, and our fiscal year 2011 included 52 weeks of operations which ended on January 28, 2012.

Our Company

francesca’s® is a growing specialty retailer which operates a nationwide-chain of boutiques providing customers a unique, fun and differentiated shopping experience. The merchandise assortment is a diverse and balanced mix of apparel, jewelry, accessories and gifts. As of January 30, 2016, francesca’s® operated 616 boutiques in 47 states and the District of Columbia and also served its customers through www.francescas.com, our direct-to-consumer website.

By offering a differentiated shopping experience and high-quality, trend-right merchandise at a compelling value, our boutiques have been successful across a wide variety of geographic markets and shopping venues. We believe we have an opportunity to continue to grow our boutique base from 616 locations in 47 states and the District of Columbia as of January 30, 2016 to approximately 900 boutiques in the United States over the next five years based on our flexible boutique format, the financial characteristics of our boutiques and our ongoing analysis of shopping venues that meet our criteria for new boutiques.

Our Competitive Strengths

We believe the following strengths differentiate us from our competitors and are key drivers of our success:

•	Proven Trend-Right Merchandise Delivered at a Compelling Value. Our boutiques carry a broad and shallow selection of high-quality, trend-right apparel, jewelry, accessories and gifts at attractive prices. Our buyers closely monitor the marketplace to identify and source proven fashion trends we believe will appeal to our core customers. We primarily offer exclusive items under our proprietary labels, but carry a small selection of third-party, nationally recognized brands that we use opportunistically in certain categories. We offer a broad selection of merchandise, but intentionally purchase small quantities of individual items for each boutique such that we frequently replenish our boutiques with new merchandise, keeping the shopping experience fresh and exciting for our customers. The short lead times of our vendors maximizes our speed to market, as it generally takes four to twelve weeks from the time an order is placed to the time merchandise is available on the boutique floor. With these short lead times, we are able to make more informed buying decisions to meet customers’ merchandise expectations, and to react quickly to changing fashion trends. This approach, combined with our balanced product mix of approximately 50% apparel and 50% jewelry, accessories and gifts, is designed to encourage more frequent visits by our customers and reduce the seasonal fluctuations in sales and merchandise margin. We believe the expertise of our buyers and our broad base of vendors allows us to quickly identify and respond to emerging fashion trends in apparel, jewelry, accessories and gifts to offer quality merchandise at prices that ‘surprise and delight’ our customers.

•	Differentiated Shopping Experience. Each of our retail locations is designed and merchandised to feel like an upscale boutique. Merchandise presentations, including display windows, tables and walls, are refreshed frequently to keep our boutiques new and exciting. Our boutique managers, with the support of corporate guidelines, individualize each boutique increasing their engagement and enhancing the shopping experience. We believe these attributes, along with our strategy of carrying a broad selection but limited quantities of individual styles, create an atmosphere that strongly appeals to our customers and differentiates us in the marketplace.

•	Powerful Boutique Economics and Rigorous Real Estate Selection Process. We have a proven boutique format that works across a wide variety of shopping venues, market sizes, climates and demographics. Our boutiques average approximately 1,368 square feet, which is meaningfully smaller than most specialty retailers. The performance of our boutiques and our flexible real estate format enhance our ability to secure prominent, highly visible locations in regional malls, lifestyle centers, street locations, strip centers and outlet locations. We deploy a rigorous real estate selection process with all new boutique opportunities measured against specific financial and geographic criteria. We currently fund all of our growth from cash generated from operations, including tenant allowances. In our real estate selection process, we assess the viability of potential sites by analyzing the demographics of the trade area and the performance of the shopping venue, including selected relevant and adjacent retailers. Based on this analysis, we believe the financial characteristics of our new boutiques, coupled with our ability to operate across different shopping venues and geographies, provide us with a wide scope of new boutique opportunities and enhance our ability to profitably expand our boutique base.

•	Solid and Scalable Infrastructure. We continually invest in systems, controls and human resources to support our growth. In recent years we have made significant improvements to the infrastructure of our finance, buying and planning, real estate, boutique operations and IT departments. For instance, we believe that we have developed an integrated sourcing, distribution and merchandising process that is scalable and will facilitate the continued growth in the number of boutiques we operate. This includes buyers who work closely with an established and diverse group of vendors to identify trend-right, high-quality merchandise for our boutiques, as well as delivery, distribution and merchandising processes that enable us to execute a broad and shallow merchandising approach as we grow.

•	Experienced Management Team with a Disciplined Operating Philosophy. Our senior management has extensive experience across a broad range of disciplines in the retail industry, including merchandising, real estate, supply chain and finance. Our management team has built a solid operating foundation based on sound retail principles that define our culture. Our disciplined operating philosophy is grounded in a relentless focus on providing great merchandise and a best-in class boutique experience supported by uncompromising site selection and continual enhancements to our infrastructure.

Our Growth Strategy

We believe we can continue to grow our revenues and earnings by executing on the following strategies:

•	Grow Our Boutique Base. We believe there is an opportunity to optimize real estate and significantly increase the number of boutiques we operate. Based on our proven ability to open our flexible retail format in various shopping venues, including outlet centers, in new and existing markets, the financial characteristics of our boutiques and our ongoing analysis of shopping venues that meet our criteria for new boutiques (including a third party research study), we believe we have the potential to grow our base from 616 locations in 47 states and the District of Columbia as of January 30, 2016 to approximately 900 boutiques in the United States over the next five years. We opened 83 new boutiques and closed six underperforming boutiques in fiscal year 2015. We plan to open approximately 50 to 60 new boutiques and to close 5 to 10 existing boutiques in fiscal year 2016.

•	Drive Comparable Sales. We intend to drive comparable sales by featuring high-quality, trend-right merchandise at a compelling value, refining our distinctive boutique experience and strengthening our brand image. We intend to maintain our broad and shallow merchandising approach, which we believe will drive units and dollars per transaction and protect margins. In addition, we are increasing the sophistication of our buying and planning infrastructure, enhancing our buying team with additional category-specific buyers, and augmenting the field leadership structure.

•	Expand the Penetration and Presence of Our Direct-to-Consumer Business. We complement our boutiques with a growing direct-to-consumer business. Our direct-to-consumer business not only generates incremental sales and profits but also builds brand awareness and boutique traffic and helps us access markets where we do not currently have a boutique. Our direct-to-consumer sales grew by 18% in fiscal year 2015 and represented 3.9% of our total net sales. We will continue to make investments in our direct-to-consumer website that will further enhance our customers’ shopping experience as well as establish the framework of our long-term direct-to-consumer strategies. We expect direct-to-consumer sales growth to continue as consumers discover the complementary nature of shopping with us online and through our boutiques.

During fiscal 2015, the Company developed a five-year plan to help implement these strategies. The plan is called “Vision 2020” and is composed of the following pillars: (1) invigorate merchandising, (2) optimize real estate, (3) differentiate and personalize in-boutique guest experience, (4) develop and integrate the digital ecosystem, (5) cultivate and expand branding and marketing, and (6) focus and drive outlets. The Company believes the Vision 2020 plan will provide our teams the necessary focus and effectively execute our growth initiatives.

Our History

Our Company was founded in 1999. We opened our first boutique in Houston, Texas that same year. Initially, we focused on selling fashion jewelry, accessories and selected home décor. As our boutique base grew across the United States we expanded our merchandise offering to include apparel, which has become our largest category and, we believe, a significant driver of growing customer loyalty and return visits. In July 2011, we became a publicly-traded company.

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

Our Merchandise Offering and Merchandising Strategy

We offer a broad and shallow selection of fashion apparel, jewelry, accessories and gifts targeted to our core customer, who seeks trend-right, high-quality merchandise at attractive prices. We use the term broad and shallow to refer to a diverse merchandise assortment with relatively small inventory of each product.  We have a well-balanced assortment of product categories with approximately 50% of our fiscal year 2015 sales generated by non-apparel items. Our diverse merchandise contributes to the ‘treasure hunt’ atmosphere in our boutiques and is one which we aim to maintain as we grow. We carry a broad selection but limited quantities of each style and we deliver new merchandise to our boutiques five days a week. This contributes to a sense of scarcity and newness within our boutiques, mitigates fashion risk, reduces the seasonality of the inventory and protects margins.

Our wide range of apparel, jewelry, accessories and gifts fills the various casual and dressy fashion needs of our customers and our selection of gifts ranges from the elegant to the irreverent. Our approximately 1,368 square foot boutiques carry in excess of 3,000 SKUs at any one time and we stock approximately 15,000 different styles during the course of a year. The majority of our merchandise is sold under our proprietary labels and we also sell a select assortment of third-party, nationally recognized brands. Our direct-to-consumer business features an edited selection of our boutique merchandise and on-line exclusives. The table below shows the approximate breakdown of our fiscal year 2015 net sales by product category:

Apparel 49% of Net Sales	Jewelry 22% of Net Sales	Accessories 16% of Net Sales	Gifts 13% of Net Sales
Dresses, Fashion Tops, Sweaters, Cardigans and Wraps, Bottoms, Outerwear and Jackets, Tees and Tanks, Intimates	Necklaces, Earrings, Bracelets, Rings	Handbags, Clutches, Wallets, Shoes, Belts, Hats, Scarves, Sunglasses, Watches, Hair Accessories	Fragrance, Candles, Bath and Body, Home Accessories, Books, Wall Art, Nail Polish, Miscellaneous Items

Our buying and planning team is responsible for selecting and sourcing our merchandise, managing inventory levels and allocating items to boutiques. Each product category has a set of dedicated buyers with oversight provided by our Chief Merchandising Officer. The buying and planning team holds weekly meetings to review merchandise performance and identify new fashion trends. Our buyers also make regular trips to important industry markets and trade shows. We have access to the expertise of hundreds of designers employed by our large vendor base who provide us with a large selection of new styles for review each week. Our buyers collaborate with vendors to place special orders and to modify presented styles based on current fashion trends and their in-depth knowledge of our customers’ preferences, which means most of our merchandise is unique to francesca’s® . Before placing an order, every item is evaluated for style, quality, fit, value and profitability to ensure it meets standards consistent with the francesca’s® brand. In order to clear slow moving inventory, in addition to normal promotional activities, we regularly mark certain merchandise out-of-stock and dispose of such inventory at a pace suitable for our merchandising strategy.

Our Sourcing Strategy

Our ability to quickly make decisions on trend-right items combined with the short production lead times of our vendors maximizes our speed to market. We primarily use vendors based in the United States that source from both domestic and overseas markets and it generally takes four to twelve weeks from the time an order is placed to the time merchandise is available on the boutique floor. With these short lead times, we are able to make more informed buying decisions in terms of customers’ merchandise expectations, and to quickly react to changing fashion trends. This also supports our merchandise strategy of offering a broad but limited assortment that is infused with new items five days a week. Due to the limited quantity of our buys in any one style, we minimize material inventory positions in individual style which enhances our ability to quickly deliver trend-right merchandise and reduce the risk of fashion misses, which can lead to increased inventory markdowns and diminished gross margins.

We do not own or operate any manufacturing facilities. We have relationships with a diverse base of over 500 vendors and transact business on a purchase order-by-purchase order basis. In fiscal year 2015, we sourced approximately 91% of our merchandise from 200 vendors while our top 10 vendors sourced approximately 24% of our merchandise, with no single vendor accounting for more than 5% of our purchases. We believe that the loss of any of our current vendors will not result in a material disruption to our business.

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

Boutiques

In fiscal year 2015, our boutiques generated net sales of $422.3 million which represented 96.1% of total net sales. As of January 30, 2016, we operated 616 boutiques under the name francesca’s® in 47 states throughout the United States and the District of Columbia. The following list shows the number of boutiques operated by state as of January 30, 2016, and demonstrates that we have been successful in opening boutiques in a wide range of geographies.

State	Number of Boutiques	State	Number of Boutiques
Alabama	15	Montana	2
Arizona	11	Nebraska	5
Arkansas	8	Nevada	9
California	52	New Hampshire	3
Colorado	10	New Jersey	24
Connecticut	10	New Mexico	2
Delaware	4	New York	23
District of Columbia*	3	North Carolina	17
Florida	43	North Dakota	4
Georgia	22	Ohio	19
Idaho	2	Oklahoma	8
Illinois	27	Oregon	8
Indiana	12	Pennsylvania	26
Iowa	5	Rhode Island	4
Kansas	6	South Carolina	10
Kentucky	7	South Dakota	2
Louisiana	12	Tennessee	13
Maine	1	Texas	51
Maryland	14	Utah	3
Massachusetts	21	Vermont	1
Michigan	17	Virginia	19
Minnesota	16	Washington	12
Mississippi	6	West Virginia	2
Missouri	14	Wisconsin	11

* Not considered a state.

Boutique Design and Environment

The differentiated shopping experience offered through our boutiques is central to the francesca’s® brand. Our boutiques are designed and merchandised to deliver a warm and inviting atmosphere that creates the sense for our customers that they are shopping in an upscale boutique. We also aim to provide a personalized in-boutique guest experience. Although we strive to maintain a relatively consistent look and feel in all of our boutiques, the intricacies of each boutique’s physical properties, geographic market and shopping venue, as well as the limited autonomy we provide to our boutique managers in visually merchandising the boutiques, make each feel different and in tune with its local clientele.

 Our boutiques typically range in size from 1,000 to 2,000 square feet, with an average size of approximately 1,368 square feet. We seek locations that have a boutique front that is at least 20 feet wide, which we adorn with visually appealing architectural lighting, signage and display window presentations. Inside, we use a variety of color palettes and soft lighting. Each boutique’s merchandise presentation, including display windows, tables and walls, is refreshed frequently to keep our shopping experience new and exciting. We believe by constantly changing our visual merchandising and presentation, we give our customers a reason to shop our boutiques frequently, building customer loyalty. Our boutique managers also use our intranet website to share best-practices with each other. We believe these grass-root interactions improve the sense of community among our boutique managers and enhance the shopping experience for our customers.

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

New Boutique Economics

We believe that our broad and shallow merchandising strategy and the differentiated shopping experience we provide to our customers contributes to the success of our boutiques and generates attractive economic returns. During fiscal year 2014, we opened 88 boutiques with an average size of approximately 1,318 square feet. These boutiques generated average sales of approximately $598,000 in the first year and paid back our net investment, on average, in less than 14 months. Our average pre-tax net investment consisted of $113,000 in average boutique build-out costs (net of $87,000 average tenant allowance) and $51,000 in average inventory. The payback period for boutiques opened in fiscal year 2014 was slightly longer compared to the payback period for boutiques opened in prior years primarily due to lower than expected first year sales and increasing boutique build-out costs. We continue to refine our real estate strategy and selection process to improve the payback period of our investment in new boutiques.

Boutique Growth and Site Selection

We have a proven track record of increasing our boutique base. The table below indicates certain historical information regarding our boutiques as of the end of each of the periods indicated below:

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
Mall	313	278	226	180	128
Non-mall (1)	303	261	225	180	155
Total Boutiques	616	539	451	360	283
Boutiques Opened	83	88	91	77	76
Boutiques Closed	6	–	–	–	–
Total Gross Square Feet at the end of the period (in thousands)	843	728	613	499	399
Average Square Feet Per Boutique at the end of the period (2)	1,368	1,350	1,359	1,385	1,409
Net Sales Per Average Square Foot for the period (3)	$543	$545	$592	$632	$554

1)	Non-mall includes boutiques in lifestyle centers, street locations, strip centers and outlet locations.
2)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.
3)	Net sales per average square foot are calculated by dividing net sales for the period by the average total square feet during the period. Because of our rapid growth, for purposes of providing net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. Average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.

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

 In order to optimize real estate, our real estate committee utilizes a disciplined approach to site selection, which analyzes the prospective shopping venue for factors such as overall shopping venue productivity, competitive environment and specific sales of other retailers deemed most relevant as well as the configuration of available space for potential new boutique locations. We seek prominent locations in high-traffic areas of the shopping venue and in close proximity to other retailers targeting similar customers. We also evaluate each new boutique location based on projected sales and determine whether the capital investment and estimated boutique four-wall contribution satisfies our targeted return threshold, occupancy costs, and boutique contribution.

We continuously review the overall economic performance of our boutiques. As part of our economic review process, we evaluate a variety of factors such as expected future revenue, applicable market conditions, unamortized portion of leasehold improvements, our ability to terminate the underlying lease obligation and related cost of any such early termination. As a result of such review, we closed six underperforming boutiques during fiscal year 2015 and we plan to close approximately 5 to 10 existing boutiques in fiscal year 2016.

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

Marketing and Advertising

We currently focus on organic, viral and in-boutique marketing to increase customer loyalty and build our brand image. By locating our boutiques in prominent, high-traffic locations and by making very limited use of traditional television and print advertising, we encourage people to ‘discover’ francesca’s® . We believe that many of our customers develop a personal connection with our boutiques and become our ambassadors in the local community by spreading the word about francesca’s®. We also use email communications, our website and, increasingly, social networking sites, such as Facebook, Twitter, Instagram and Pinterest and fashion related blogs to achieve our marketing goals. Our boutique managers are passionate about francesca’s® and contribute to our marketing effort by hosting in-boutique activities, such as fashion shows and private parties.

Distribution

We distribute most of our merchandise from our distribution center (located within our corporate headquarters) in Houston, Texas. Our current facility occupies approximately 218,000 square feet, consisting of approximately 165,000 square feet of warehouse and distribution space, which services our boutiques and direct-to-consumer business, and approximately 53,000 square feet of office space for our corporate headquarters. Our merchandise is generally received, inspected, managed, stored and distributed through our distribution warehouse. The majority of our merchandise is currently pre-ticketed and pre-sorted by our vendors, which allows us to efficiently ship from our distribution center directly to our boutiques, thereby reducing labor costs. Due to the relatively smaller size of our sales area, we ship smaller packages of fresh merchandise five days a week. Hence, we are able to utilize third party shipping vendors to effectively distribute fresh merchandise on a continuous basis, ensuring successful implementation of our broad and shallow merchandising strategy. We believe that our current facilities will be sufficient to support our growth plans for several years.

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

Our Employees

As of January 30, 2016, we had approximately 5,211 total employees. Of our total employees, approximately 265 were based at our corporate headquarters in Houston, Texas, and approximately 4,946 were boutique employees. We had approximately 1,316 full-time employees and approximately 3,895 part-time employees, who are primarily boutique employees. None of our employees are represented by a labor union, and we have had no labor-related work stoppages as of January 30, 2016. Our relationship with our employees is one of the keys to our success, and we believe that relationship is satisfactory.

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

Our core market, which is comprised of apparel, jewelry, accessories and gifts for women from 18 to 35-years old, is subject to rapidly shifting fashion trends, customer tastes and demands. Accordingly, our success is dependent on our ability to anticipate, identify and respond to the latest fashion trends and customer demands, and to translate such trends and demands into appropriate, saleable product offerings in a timely manner. A small number of our employees are primarily responsible for performing this analysis and making product purchase decisions. Our failure to anticipate, identify or react swiftly and appropriately to new and changing styles, trends or desired image preferences or to accurately anticipate and forecast demand for certain product offerings is likely to lead to lower demand for our merchandise, which could cause, among other things, sales declines, disposing excess inventories and a greater number of markdowns resulting in a decreased merchandise margin. Further, if we are not able to anticipate, identify and respond to changing fashion trends and customer preferences, we may lose customers and market share to those of our competitors who are able to better anticipate, identify and respond to such trends and preferences. In addition, because our success depends on our brand image, our business could be materially adversely affected if new product offerings are not accepted by our customers. Our new product offerings may not be met with the same level of acceptance as our past product offerings and we may not be able to adequately respond to fashion trends in a timely manner or the preferences of our customers. If we do not accurately forecast or analyze fashion trends and sales levels, our business, financial condition and results of operations will be adversely affected.

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

Finally, newly opened boutiques may not be received as well as, or achieve net sales, profitability levels or payback period on our net investment comparable to those of, our existing boutiques in our estimated time periods, or at all. If our boutiques fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business may be materially harmed and we may incur significant costs associated with closing or relocating boutiques. In addition, our current expansion plans are only estimates, and the actual number of boutiques we open or close each year and the actual number of suitable locations for our new boutiques could differ significantly from these estimates. If we fail to successfully open and operate new boutiques and execute our growth plans, the price of our common stock could decline.

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

As our number of boutiques and our direct-to-consumer sales grow, our operations will become more complex. While we have grown substantially as a company since inception, much of this growth occurred in recent years. As we move forward, we expect our growth to bring new challenges that we have not faced before. Among other difficulties that we may encounter, this growth will place a strain on our existing infrastructure, including our distribution facilities, information technology systems, financial controls, real estate and boutique operations staffs, and may make it more difficult for us to adequately forecast expenditures, such as real estate and construction expenses, and budgeting will become more complex. We may also place increased burdens on our vendors, as we will likely increase the size of our merchandise orders. The increased demands that our growth plans will place on our infrastructure may cause us to operate our business less efficiently, which could cause deterioration in the performance of our existing boutiques. New order delivery times could lengthen as a result of the strains that growth will place on our existing resources and our growth may make it otherwise difficult for us to respond quickly to changing trends, consumer preferences and other factors. This could impair our ability to continue to offer trend-right merchandise which could result in excess inventory, greater markdowns, loss of market share and decreased sales.

In addition, our planned expansion is expected to place increased demands on our existing operational, managerial, administrative and other resources. Specifically, our inventory management and personnel processes may need to be further upgraded to keep pace with our current growth strategy.  We cannot anticipate all of the demands that our expanding operations will impose on our business, and our failure to appropriately address these demands could have an adverse effect on us.

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

We also compete with a wide variety of large and small retailers for customers, vendors, suitable boutique locations and personnel. The competitive landscape we face, particularly among specialty retailers, is subject to rapid change as new competitors emerge and existing competitors change their offerings. We cannot provide assurance that we will be able to compete successfully and navigate the shifts in our market.

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

Our competitors may also sell certain products or substantially similar products through the Internet or through outlet centers or discount stores, increasing the competitive pressure for those products. Additionally, the internet and other new technologies facilitate competitive entry and comparison shopping. We cannot assure you that we will continue to be able to compete successfully against existing or future competitors. Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on us. Competitive forces and pressures may intensify as our presence in the retail marketplace grows.

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

Our future success is substantially dependent on the continued service of our senior management, particularly Mr. Michael Barnes, the Chairman of our Board of Directors and our Chief Executive Officer and President since December 4, 2014.  The loss of services of one or more of our named executive officers could impair our ability to manage our business effectively and could have an adverse effect on our business, as we may not be able to find suitable individuals to replace them on a timely basis or at all. In addition, any departures of key personnel could be viewed in a negative light by investors and analysts, which could cause our common stock price to decline. We do not maintain key person insurance on any employee.

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

We do not own any real estate. Instead, we lease all of our boutique locations, as well as our corporate headquarters and distribution facility in Houston, Texas. Our boutiques are leased from third parties, with initial lease terms of five to ten years. Many of our lease agreements also have additional five-year renewal options. We believe that we have been able to negotiate favorable rental rates and tenant allowances over the last few years due in large part to the state of the economy and higher than usual vacancy rates in a number of regional malls and shopping centers. These trends may not continue, and there is no guarantee that we will be able to continue to negotiate such favorable terms. Many of our leases have early cancellation clauses, which permit the lease to be terminated by us or the landlord if certain sales levels are not met in specific periods or if the shopping venue does not meet specified occupancy standards. In addition to fixed minimum lease payments, most of our boutique leases provide for additional rental payments based on a percentage of sales, or “percentage rent,” if sales at the respective boutiques exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. Increases in our already substantial occupancy costs and difficulty in identifying economically suitable new boutique locations could have significant negative consequences, which include:

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

We have many important vendor relationships that we believe provide us with a competitive advantage. We do not own or operate any manufacturing facilities. Instead, we purchase our merchandise from third-party vendors. Our top 10 vendor vendors sourced approximately 24% of our merchandise in fiscal year 2015 with no single vendor accounting for more than 5% of our purchases. Our business and financial performance depend in large part on our ability to evaluate merchandise quickly for style and then modify any undesirable designs or to improve the quality, look, and fit of the item. We do not have long-term contracts with any of these vendors and we generally operate without any contractual assurances of continued supply, pricing or access to new products. Rather, we receive and review samples almost daily for fit and fashion evaluation. Any of our vendors could discontinue supplying us with desired products in sufficient quantities for a variety of reasons.

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

While accounting for only 3.9% and 3.8% of our net sales in fiscal years 2015 and 2014, respectively, our direct-to-consumer business is growing and is an important element of our brand and relationship with our customers. Net sales attributable to our direct-to-consumer business increased 18% and 64% in fiscal years 2015 and 2014, respectively. Further expanding our direct-to-consumer business is an important part of our growth strategy. In addition to changing consumer preferences, shifting traffic patterns and related customer acquisition costs and buying trends in our direct-to-consumer business, we are vulnerable to certain additional risks and uncertainties associated with direct-to-consumer sales, including rapid changes in technology, diversion of sales from our boutiques, credit card fraud, website downtime and other technical failures, security breaches, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities. Our failure to successfully respond to these risks and uncertainties could reduce our direct-to-consumer sales, increase our costs, diminish our growth prospects, and damage our brand, which could negatively impact our results of operations and stock price.

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

We operated 52 boutiques in California as of January 30, 2016, making California our largest market, representing approximately 8% of our total boutiques. We also have boutique concentration in Texas, Florida and the Northeast region, operating 51 boutiques, 43 boutiques and 113 boutiques in these regions, respectively, as of January 30, 2016. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our sales and profitability. These factors include, among other things, changes in demographics and population and severe weather or natural disasters.

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

Due to the seasonal nature of the retail industry, we have historically experienced and expect to continue to experience some fluctuations in our net sales and net income. Our net sales and earnings are typically highest in the fourth fiscal quarter due to the year-end holiday season. Net sales during this period cannot be used as an accurate indicator of annual results. Likewise, as is the case with many retailers of apparel, jewelry, accessories and gifts, we typically experience lower net sales in the first fiscal quarter relative to other quarters. If for any reason, including for example poor weather conditions, soft economic environments and loss of consumer confidence, our net sales were below seasonal norms or expectations during typically higher-volume time periods, our net sales, inventory levels and results of operations could be adversely affected. In addition, in order to prepare for these periods, we must order and keep in stock significantly more merchandise than we carry during other parts of the year. This inventory build-up may require us to expend cash faster than is generated by our operations during these periods. Any unanticipated decrease in demand for our merchandise during peak shopping periods could result in excess inventory levels which could require us to sell or dispose excess inventory at a substantial markdown, which could have an adverse effect on our business, profitability and brand image. In addition, we may experience variability in net sales as a result of a variety of other factors, including the timing of new boutique openings, boutique events, other marketing activities, sales tax holidays and other holidays, which may cause our results of operations to fluctuate on a quarterly basis and relative to corresponding periods in prior years.

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

We believe that our trademarks are integral to our boutique design, our direct-to-consumer business and our success in building our brand image and customer loyalty. We rely on trademark registrations and common law trademark rights to protect the distinctiveness of our brand and have registered those trademarks that we believe are important to our business with the United States Patent and Trademark Office. We cannot provide assurance that these registrations will prevent imitation of our name, merchandising concept, boutique design or private label merchandise, or the infringement of our other intellectual property rights by others. In most cases, the merchandise we sell is purchased on a non-exclusive basis from vendors that also sell to our competitors. While we use our brand name on these items, our competitors may seek to replicate aspects of our business strategy and in-boutique experience, thereby diluting the experience we offer and adversely affecting our brand and competitive position. Imitation of our name, concept, boutique design or merchandise in a manner that projects lesser quality or carries a negative connotation of our brand image could have an adverse effect on our business, financial condition and results of operations.

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

We currently purchase all of our inventory from domestic vendors, who source our merchandise both domestically and internationally. In fiscal years 2015 and 2014, we believe most of the merchandise sourced by our vendors was produced outside the United States. These vendors, to the extent they obtain merchandise from outside of the United States, are subject to trade restrictions, including tariffs, safeguards or quotas, changes to which could increase the cost or reduce the supply of merchandise available to us. Under the World Trade Organization Agreement, effective January 1, 2005, the United States and other World Trade Organization member countries removed quotas on goods from World Trade Organization members, which in certain instances we believe afford our vendors greater flexibility in importing textile and apparel products from World Trade Organization countries from which they source our merchandise. However, as the removal of quotas resulted in an import surge from China, the United States imposed safeguard quotas on a number of categories of goods and apparel from China, and may impose additional quotas in the future. These and other trade restrictions could have a significant impact on our vendors’ sourcing patterns in the future. The extent of this impact, if any, and the possible effect on our purchasing patterns and costs, cannot be determined at this time. We cannot predict whether any of the countries in which our vendors’ merchandise are currently manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States or foreign governments, nor can we predict the likelihood, type or effect of any restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against items we offer in our boutiques, as well as United States or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of merchandise to our vendors, and we would expect the costs to be passed along in increased prices to us, which could hurt our profitability.

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

As of January 30, 2016, we had 616 boutiques in 47 states and the District of Columbia and had executed leases for 30 new boutiques we plan to open in fiscal year 2016. In total we have approximately 843,000 gross square feet across all of our boutiques. Our boutiques are leased from third parties with initial lease terms of five to ten years and many of our lease agreements have additional five-year renewal options. A majority of our leases have early termination clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods or if a shopping center does not meet specified occupancy standards. In addition to fixed minimum lease payments, most of our boutique leases provide for additional rental payments based on a percentage of sales if sales at the respective boutiques exceed specified levels. In addition, a majority of our leases also provide for additional payments associated with common area maintenance, real estate taxes and insurance. In addition, many of our lease agreements have defined escalating rent provisions over the initial term and extensions.

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

Our common stock is listed on the NASDAQ Global Select Market under the symbol “FRAN.” As of March 18, 2016, there were approximately 81 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations or other entities identified in security position listing maintained by depositories.

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the NASDAQ Global Select Market:

	High	Low
Fiscal Year 2015
First Quarter (February 1, 2015 to May 2, 2015)	$18.23	$13.95
Second Quarter (May 3, 2015 to August 1, 2015)	$17.40	$11.96
Third Quarter (August 2, 2015 to October 31, 2015)	$14.86	$10.05
Fourth Quarter (November 1, 2015 to January 30, 2016)	$18.61	$12.43

Fiscal Year 2014
First Quarter (February 2, 2014 to May 3, 2014)	$21.23	$15.93
Second Quarter (May 4, 2014 to August 2, 2014)	$17.34	$12.39
Third Quarter (August 3, 2014 to November 1, 2014)	$15.01	$11.43
Fourth Quarter (November 2, 2014 to January 31, 2015)	$17.43	$11.02

Dividend Policy

We did not declare or pay any dividends on our common stock during fiscal years 2015 and 2014. We presently do not have plans to pay any cash dividends in the near future.  Any future determination to pay dividends will be at the discretion of our Board, subject to compliance with applicable law and any contractual provisions, including under agreements for indebtedness we may incur, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our Board deems relevant. Because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under future indebtedness we may incur.  For information regarding restrictions on the payment of dividends imposed by the Second Amended and Restated Credit Agreement, See Note 5 to our audited consolidated financial statements included in “Financial Statements and Supplementary Data” in Item 8 of this Annual Report, which is incorporated herein by reference.

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

	July 22, 2011	January 28, 2012	February 2, 2013	February 1, 2014	January 31, 2015	January 30, 2016

Francesca's Holdings Corporation	$100.00	$133.71	$168.53	$111.76	$93.29	$107.24
NASDAQ Global Select Market Index	$100.00	$98.89	$111.61	$143.64	$162.89	$163.10
NASDAQ Retail Trade Index	$100.00	$107.63	$127.32	$140.46	$171.03	$173.37

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

Purchases of Equity Securities by the Issuer

The following table provides information about the Company’s share repurchase activity during the thirteen weeks ended January 30, 2016.

Period (1)	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of a publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs
November 1, 2015 – November 28, 2015	294,386	$13.70	294,386	27,366,798
November 29, 2015 – January 2, 2016	233,225	$16.63	233,225	23,492,702
January 3, 2016 – January 30, 2016	382,435	$17.56	382,435	16,783,837
Total	910,046	$16.07	910,046

(1)	Periodic information is presented by reference to our fiscal monthly periods during the fourth quarter of fiscal year 2015.
(2)	Average price paid per share includes brokers’ commission.
(3)	On September 3, 2013, the Company's Board of Directors authorized a $100 million share repurchase program commencing on the same date. On March 15, 2016, the Company’s Board of Directors authorized an additional $100 million share repurchase program to commence immediately. These authorizations have no expiration date. Under the repurchase programs, purchases can be made from time to time through open market purchases, in privately negotiated transactions, under a Rule 10b5-1 plans or through other available means. The specific timing and amount of repurchases is dependent on market conditions, securities law limitations and other factors.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data for each of the years ended January 30, 2016, January 31, 2015 and February 1, 2014, and the selected consolidated balance sheet data as of January 30, 2016 and January 31, 2015 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the year ended February 2, 2013 and January 28, 2012 and the consolidated balance sheet data as of February 1, 2014, February 2, 2013 and January 28, 2012 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

We operate on a fiscal calendar which, in a given fiscal year, consists of a 52- or 53-week period ending on the Saturday closest to January 31st. The reporting periods contained in our audited consolidated financial statements included in this report contain 52 weeks of operations in fiscal year 2015, which ended on January 30, 2016, 52 of weeks of operations in fiscal year 2014, which ended on January 31, 2015 and 52 weeks of operations in fiscal year 2013, which ended on February 1, 2014. Our fiscal year 2012 included 53 weeks of operations which ended on February 2, 2013 and our fiscal year 2011 included 52 weeks of operations which ended on January 28, 2012. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read the selected consolidated financial and operating data for the periods presented in conjunction with “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes, which are included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	January 30,	January 31,	February 1,	February 2,	January 28,
	2016	2015	2014	2013	2012
	(in thousands, except per share data and percentages)

Consolidated Statements of Operations
Net sales	$439,377	$377,497	$340,325	$296,373	$204,158
Cost of goods sold and occupancy costs	229,673	199,919	164,260	137,873	97,365
Gross profit	209,704	177,578	176,065	158,500	106,793
Selling, general, and administrative expense	147,387	124,804	101,795	80,560	63,262
Income from operations	62,317	52,774	74,270	77,940	43,531
Interest expense	(457)	(623)	(588)	(672)	(4,868)
Loss on early extinguishment of debt	-	-	-	-	(1,591)
Other income (expense)	(151)	88	208	230	284
Income before income tax expense	61,709	52,239	73,890	77,498	37,356
Income tax expense	23,557	20,131	29,051	30,437	14,855
Net income	$38,152	$32,108	$44,839	$47,061	$22,501

Basic earnings per common share (1)	$0.91	$0.76	$1.03	$1.08	$0.53
Diluted earnings per common share (1)	$0.91	$0.76	$1.02	$1.05	$0.52

Weighted average shares outstanding:
Basic shares	42,013	42,259	43,372	43,744	42,087
Diluted shares	42,117	42,380	44,123	44,807	42,948

	Fiscal Year Ended
	January 30,	January 31,	February 1,	February 2,	January 28,
	2016	2015	2014	2013	2012
	(in thousands, except per share data and percentages)

Total current assets	$110,769	$85,899	$82,425	$59,685	$36,319
Total assets	$193,577	$165,545	$150,545	$113,174	$72,590
Long-term debt	$-	$-	$25,000	$-	$22,000
Total liabilities	$67,185	$56,331	$72,478	$41,117	$55,687
Total stockholders’ equity	$126,392	$109,214	$78,067	$72,057	$16,902

Operating data:
Comparable sales change for period (2)(3)	3%	(5)%	(2)%	16%	11%
Number of boutiques open at end of period (not in thousands)	616	539	451	360	283
Net sales per average square foot for period (not in thousands) (4)	$543	$545	$592	$632	$554
Average square feet per boutique at the end of the period (not in thousands) (5)	1,368	1,350	1,359	1,385	1,409
Total gross square feet at end of period	843	728	613	499	399

1)	Please see Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of per share calculations.
2)	A boutique is included in comparable sales on the first day of the fifteenth full month following the boutique’s opening. When a boutique that is included in comparable sales is relocated, we continue to consider sales from that boutique to be comparable sales. If a boutique is closed for thirty days or longer for a remodel or as a result of weather damage, fire or the like, we no longer consider sales from that boutique to be comparable sales. If a boutique is permanently closed, we exclude sales from that boutique from comparable sales on the first day of the fiscal month that it did not register full month of sales. Beginning in the first quarter of fiscal year 2013, comparable sales results include our direct-to-consumer sales. To facilitate comparability with the prior year period, prior year comparable sales change was recalculated and now includes direct-to-consumer sales results.
3)	Fiscal year 2012 was a 53-week year. In calculating comparable sales change for fiscal year 2013, comparable sales for the period February 3, 2013 through February 1, 2014 were compared against comparable sales for the period February 5, 2012 through February 2, 2013. In calculating comparable sales change for fiscal year 2012, comparable sales in the 53rd week were excluded.
4)	Net sales per average square foot for the period is calculated by dividing net sales for the period by the average square feet during the period. Because of our rapid growth, for purposes of providing a net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. Average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average total square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.
5)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.

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

We operate on a fiscal calendar which, in a given fiscal year, consists of a 52- or 53-week period ending on the Saturday closest to January 31st. The reporting periods contained in our audited consolidated financial statements included in this report contain 52 weeks of operations in fiscal year 2015, which ended on January 30, 2016, 52 weeks of operations in fiscal year 2014, which ended on January 31, 2015 and 52 weeks of operations in fiscal year 2013, which ended on February 1, 2014. Our fiscal year 2012 included 53 weeks of operations, which ended on February 2, 2013 and our fiscal year 2011 included 52 weeks of operations, which ended on January 28, 2012. Historical results are not necessarily indicative of the results to be expected for any future period.

Overview

Our company was founded in 1999. francesca’s® is a specialty retailer which operates a nationwide-chain of boutiques providing customers a unique, fun and differentiated shopping experience. Our growth and operating results reflect the initiatives taken by our management team which include new boutique openings, improving inventory management, enhancing merchandise assortment, elevating guest experience and investing in our distribution capability and in our internet site and direct-to-consumer capabilities. We also continue to strengthen our capital and liquidity positions by generating positive cash flows from operations and maintaining appropriate debt levels.

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales, comparable sales, cost of goods sold and occupancy costs, selling, general and administrative expenses and income from operations. A summary of our financial results are as follows.

•	Between fiscal year 2013 and 2015 our net sales increased from $340.3 million to $439.4 million, representing a compound annual growth rate of approximately 14%.

•	Our comparable sales (see footnotes 2 and 3 to the table under “Selected Financial Data” in Item 6 of this Annual Report) increased by 3% and decreased by 5% and 2% in fiscal years 2015, 2014 and 2013, respectively.

•	Between fiscal year 2013 and 2015 our direct-to-consumer sales increased from $8.8 million to $17.1 million, representing a compound annual growth rate of approximately 39%.

•	Our income from operations was $62.3 million, $52.8 million and $74.3 million in fiscal years 2015, 2014 and 2013, respectively.

•	Between the end of fiscal year 2013 and 2015 our boutique count increased from 451 to 616.

Since the beginning of fiscal year 2015, we have increased our boutique base from 539 boutiques to 616 boutiques as of January 30, 2016. During fiscal year 2015, we opened 83 boutiques and closed six underperforming boutiques. We believe there is a significant opportunity to grow our boutique base to approximately 900 boutiques over the next five years. We expect to open approximately 50 to 60 new boutiques and to close 5 to 10 existing boutiques in fiscal year 2016.

Results of Operations

Fiscal Year 2015 Compared to Fiscal Year 2014

	Fiscal Year Ended
	January 30, 2016		January 31, 2015		Variance
	In Dollars	As a % of Net Sales (1)	In Dollars	As a % of Net Sales (1)	In Dollars	%	Basis Points (1)
	(in thousands, except percentages)
Net sales	$439,377	100.0%	$377,497	100.0%	$61,880	16%	-
Cost of goods sold and occupancy costs	229,673	52.3%	199,919	53.0%	29,754	15%	(70)
Gross profit	209,704	47.7%	177,578	47.0%	32,126	18%	70
Selling, general and administrative expenses	147,387	33.5%	124,804	33.1%	22,583	18%	50
Income from operations	62,317	14.2%	52,774	14.0%	9,543	18%	20
Interest expense	(457)	(0.1)%	(623)	(0.2)%	166	(27)%	10
Other income (expense)	(151)	0.0%	88	0.0%	(239)	(272)%	-
Income before income tax expense	61,709	14.0%	52,239	13.8%	9,470	18%	20
Income tax expense	23,557	5.4%	20,131	5.3%	3,426	17%	10
Net income	$38,152	8.7%	$32,108	8.5%	$6,044	19%	20

(1) Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales increased 16%, or $61.9 million, to $439.4 million in fiscal year 2015 compared to $377.5 million in fiscal year 2014. This increase is due to the 3% increase in comparable sales as well as the 83 new boutiques opened during fiscal year 2015. The increase in comparable sales was due to a 2% increase in average transaction value while the number of comparable transactions was flat compared to last year. Our direct-to-consumer sales increased 18%, or $2.6 million, to $17.1 million in fiscal year 2015 from $14.4 million in fiscal year 2014 primarily due to increased conversion rate. There were 532 comparable boutiques and 84 non-comparable boutiques open at January 30, 2016 compared to 446 and 93, respectively, at January 31, 2015.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 15%, or $29.8 million, to $229.7 million in fiscal year 2015 compared to $199.9 million in fiscal year 2014. Cost of merchandise and freight expenses increased by $16.6 million due to increased sales volume. Occupancy costs increased by $13.2 million principally due to the increase in the number of boutiques in operation during fiscal year 2015 as compared to fiscal year 2014.

As a percentage of net sales, cost of goods sold and occupancy costs decreased to 52.3% in fiscal year 2015 from 53.0% in fiscal year 2014, a favorable variance of 70 basis points. This favorable variance was due to 140 basis points improvement in merchandise margin partially offset by 70 basis points deleveraging of occupancy costs and increased depreciation. The improved merchandise margin was driven by reduced promotional activity in fiscal year 2015 compared to fiscal year 2014 while the higher depreciation is associated with remodeling and updating existing boutique equipment, furniture and fixture as well as the increasing boutique build-out costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 18%, or $22.6 million, to $147.4 million in fiscal year 2015 compared to $124.8 million in fiscal year 2014. This increase is primarily due to higher boutique and corporate payroll to support the increasing boutique base and increased sales as well as higher performance-based incentive bonus expense resulting from meeting our financial performance target for the year. As a percentage of net sales, selling, general and administrative expenses increased to 33.5% in fiscal year 2015 from 33.1% in fiscal year 2014 due to deleveraging of expenses as the growth in expenses outpaced the growth in sales.

Income Tax Expense

Income tax expense increased to $23.6 million in fiscal year 2015 compared to $20.1 million in fiscal year 2014 due to the increase in taxable income. Our effective tax rate was 38.2% and 38.5% in fiscal years 2015 and 2014, respectively.

Fiscal Year 2014 Compared to Fiscal Year 2013

	Fiscal Year Ended
	January 31, 2015		February 1, 2014		Variance
	In Dollars	As a % of Net Sales (1)	In Dollars	As a % of Net Sales (1)	In Dollars	%	Basis Points (1)
	(in thousands, except percentages)
Net sales	$377,497	100.0%	$340,325	100.0%	$37,172	11%	-
Cost of goods sold and occupancy costs	199,919	53.0%	164,260	48.3%	35,659	22%	470
Gross profit	177,578	47.0%	176,065	51.7%	1,513	1%	(470)
Selling, general and administrative expenses	124,804	33.1%	101,795	29.9%	23,009	23%	320
Income from operations	52,774	14.0%	74,270	21.8%	(21,496)	(29)%	(780)
Interest expense	(623)	(0.2)%	(588)	(0.2)%	(35)	6%	-
Other income	88	0.0%	208	0.1%	(120)	(58)%	(10)
Income before income tax expense	52,239	13.8%	73,890	21.7%	(21,651)	(29)%	(790)
Income tax expense	20,131	5.3%	29,051	8.5%	(8,920)	(31)%	(320)
Net income	$32,108	8.5%	$44,839	13.2%	$(12,731)	(28)%	(470)

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

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 22%, or $35.7 million, to $199.9 million in fiscal year 2014 compared to $164.3 million in fiscal year 2013. Cost of merchandise and freight expenses increased by $25.0 million due to increased sales volume as well as the disposal of certain slow-moving inventory in fiscal year 2014. Occupancy costs increased by $10.7 million principally due to the increase in the number of boutiques in operation during fiscal year 2014 as compared to fiscal year 2013.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 53.0% in fiscal year 2014 from 48.3% in fiscal year 2013, an unfavorable variance of 470 basis points. This unfavorable variance was due to 330 basis points of lower merchandise margin and 140 basis points from deleveraging of occupancy costs. The decrease in merchandise margin was driven by the disposal of certain slow moving inventory in fiscal year 2014 as well as increased markdowns and promotions and a merchandise mix change to the lower margin categories.

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

Sales by Merchandise Category

The following table presents merchandise by category, in dollars and as a percentage of total sales, for the periods indicated.

	Fiscal Year Ended
	January 30, 2016		January 31, 2015		February 1, 2014
		As a %		As a %		As a %
	In	of Net	In	of Net	In	of Net
	Dollars	Sales	Dollars	Sales	Dollars	Sales
	(in thousands, except percentages)
Apparel	$212,371	48.5%	$180,736	48.0%	$163,946	48.3%
Jewelry	96,337	22.0%	81,751	21.7%	81,186	23.9%
Accessories	71,252	16.2%	65,270	17.3%	56,516	16.6%
Gifts	58,387	13.3%	48,981	13.0%	37,875	11.2%
Merchandise sales (1)	$438,347	100.0%	$376,738	100.0%	$339,523	100.0%

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

We were in compliance with all covenants under our revolving credit facility as of January 30, 2016. At January 30, 2016, we had $56.2 million of cash and cash equivalents and $75.0 million in borrowing availability under our revolving credit facility. There were no letters of credit outstanding at January 30, 2016.

We expect that our cash flow from operations along with borrowings under our revolving credit facility and tenant allowances for new boutiques will be sufficient to fund capital expenditures, our working capital requirements and our principal and interest requirements under our revolving credit facility for at least the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table.

	Fiscal Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
	(in thousands)
Provided by operating activities	$62,867	$54,444	$49,278
Used in investing activities	(24,264)	(24,242)	(24,535)
Used in financing activities	(21,450)	(28,629)	(17,122)
Net increase in cash and cash equivalents	$17,153	$1,573	$7,621

Operating Activities

Net cash provided by operating activities consist primarily of net income adjusted for non-cash items (including depreciation and amortization and deferred taxes), the effect of working capital changes and tenant allowances received from landlords.

Cash provided by operating activities increased $8.4 million in fiscal year 2015 compared to fiscal year 2014 primarily due to higher net income, accounts payable, and accrued liabilities as well as a decrease in income tax receivable. These changes were partially offset by the increase in merchandise inventory. The increase in accounts payable and accrued liabilities and the decrease in income tax receivable was due to timing changes with respect to inventory purchases, accrued payroll and income taxes. The increase in merchandise inventory was primarily due to the increase in the number of boutiques in operation in fiscal year 2015 compared to fiscal year 2014. Additionally, prior year inventory levels were at a historical low due to the disposal of certain slow-moving inventory closer to year-end.

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

	Fiscal Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
	(in thousands)
Capital expenditures for:
New boutiques	$16,758	$18,668	$17,453
Existing boutiques	5,656	3,997	2,407
Technology	1,099	1,143	3,563
Corporate and distribution	763	447	1,210
	$24,276	$24,255	$24,633

Our total capital expenditures for fiscal years 2015, 2014 and 2013 were $24.3 million, $24.3 million and $24.6 million, respectively, with new boutiques accounting for most of our spending at $16.8 million, $18.7 million and $17.5 million over the same period, respectively. Spending for new boutiques include amounts associated with boutiques that will open in the subsequent fiscal year. We opened 83 boutiques in fiscal year 2015, 88 boutiques in fiscal year 2014 and 91 boutiques in fiscal year 2013. The average cost of the leasehold improvements and furniture and fixtures, excluding tenant allowances, for new boutiques opened in fiscal year 2015, 2014 and 2013 were $221,000, $200,000 and $175,000, respectively. The increase in the average boutique build-out costs was principally due to opening larger boutiques in fiscal year 2015, which averaged approximately 1,482 square feet per boutique, compared to the prior period, which averaged approximately 1,318 square feet per boutique. The average tenant allowance per new boutique were $77,000, $87,000 and $68,000 in fiscal years 2015, 2014 and 2013, respectively, while total cash inflows from tenant allowances totaled $6.8 million, $7.4 million and $6.0 million over the same period, respectively. The decrease in average tenant allowance in fiscal years 2015 and 2013 was principally due to opening more boutiques in non-mall locations.  Tenant allowances are amortized as a reduction in rent expense over the term of the lease. The average collection period for these allowances is approximately six months after boutique opening. As a result, we fund the cost of new boutiques with cash flow from operations, tenant allowances from our landlords, or borrowings under our revolving credit facility. Our spending for existing boutiques totaled $5.7 million, $4.0 million and $2.4 million in fiscal year 2015, 2014 and 2013, respectively. The majority of the current year spending was for updating display furniture and equipment as well as remodeling or relocating 28 boutiques. Fiscal years 2014 and 2013 spending was for remodeling or relocating 53 boutiques and 27 boutiques, respectively. The remaining capital expenditures in each of the fiscal years 2015, 2014 and 2013 were primarily used for investments in information technology (including enhancements to our direct-to consumer website and implementation of an enterprise planning software in fiscal year 2013), our corporate offices and for distribution facility enhancements.

Management anticipates that capital expenditures in fiscal year 2016 will be approximately $28.0 million to $31.0 million. The majority of this amount will be spent on investments in new and existing boutiques.

Financing Activities

Net cash used in financing activities consist principally of borrowings and payments under our revolving credit facilities, repurchases of common stock as well as proceeds from the exercise of stock options and the related tax consequence.

Net cash used in financing activities in fiscal year 2015 was $21.5 million. This consisted of repurchases of our common stock amounting to $22.2 million partially offset by $0.7 million proceeds from exercise of stock options and the related tax consequence. Net cash used in financing activities in fiscal year 2014 was $28.6 million. This consisted of cash outflows for the repayment of amounts outstanding under our revolving credit facility amounting to $25.0 million and repurchases of our common stock amounting to $5.3 million. These cash outflows were partially offset by $1.6 million proceeds from stock option exercises and the related tax consequence. Net cash used in financing activities in fiscal year 2013 was $17.1 million.  This consisted of cash outflows for repurchases of our common stock amounting to $54.0 million and $0.4 million payment of debt issuance costs partially offset by $25.0 million proceeds from borrowings under our revolving credit facility and $12.3 million proceeds from the exercise of stock options and the related tax consequence.

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

The Second Amended and Restated Credit Agreement provides an aggregate amount of $75.0 million in credit facility (including up to $10.0 million for letters of credit) and matures on August 30, 2018. The Second Amended and Restated Credit Agreement also contains an increase option permitting Francesca’s Collections, subject to certain requirements, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event Francesca’s Collections has certain indebtedness outstanding.  At January 30, 2016, there was no amount or letters of credit outstanding under the Second Amended and Restated Credit Agreement.

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

The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including limitations on the ability of Francesca’s Collections and its subsidiaries to (i) incur additional debt; (ii) create liens; (iii) make certain investments, acquisitions, loans and advances; (iv) sell assets; (v) pay dividends or make distributions or make other restricted payments; (vi) prepay other indebtedness; (vii) engage in mergers or consolidations; (viii) change the business conducted by Francesca’s Collections and its subsidiaries; (ix) engage in certain transactions with affiliates; (x) enter into agreements that restrict dividends from subsidiaries; and (xi) amend certain charter documents and material agreements governing subordinated and junior indebtedness. However, Francesca’s Collections is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and Francesca’s Collections is in pro forma compliance with  a maximum secured leverage ratio.  At January 30, 2016, Francesca’s Collections would have met the conditions for paying dividends out of the available investment basket, including compliance with the required total secured leverage ratio.

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

As of January 30, 2016, Francesca’s Collections was in compliance with all covenants under the Second Amended and Restated Credit Agreement.

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

Gift Cards and Gift Card Breakage

We account for the sale of gift cards as a liability at the time a gift card is sold. The liability is relieved and revenue is recognized upon redemption of the gift card. The gift cards we issue are owned by an unrelated third party. Our gift cards do not have an expiration date. We recognize income from the breakage of gift cards when the likelihood of redemption of the gift card is deemed to be remote based on historical redemption patterns. We recognized $0.2 million, $0.1 million and $0.4 million of gift card breakage income in fiscal years 2015, 2014 and 2013, respectively.  The gift card breakage income is included in net sales.

Inventory Valuation

We value merchandise inventory at the lower of cost or market on a weighted average cost basis. Inventory costs include cost of merchandise and freight costs. We record merchandise receipts at the time they are delivered to our distribution center or to our boutiques directly from vendors.

We regularly review our inventory levels to identify slow-moving merchandise. In order to clear slow-moving merchandise, we use promotional markdowns or mark certain items out-of-stock and dispose of such inventory at pace suitable for our merchandising strategy. Each period, we evaluate recent selling trends and the related promotional events or pricing strategies in place to sell through the current inventory levels. Promotional markdowns, additions to the lower of cost or market (“LCM”) reserve or inventory disposal may occur when inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, lack of consumer acceptance of fashion items, competition or if it is determined that the inventory in stock will not sell at its currently ticketed price. Such markdowns or disposals may have an adverse impact on earnings, depending on the extent and amount of inventory affected. In addition, the anticipated deployment of new merchandise is reflected within the estimated future promotional markdown plan as such new inventory, in certain circumstances, will displace merchandise currently on-hand.

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

In fiscal year 2015 and 2014, we recognized a non-cash impairment charge of $0.6 million and $2.5 million, respectively, in connection with the abandonment of previously capitalized expenditures related to the development of the Company’s e-commerce website. No impairment was recognized in fiscal year 2013. The impairment charge is included in selling, general and administrative expenses.

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

We recognize tax liabilities for uncertain tax positions and adjust these liabilities when the company’s judgment changes as a result of the evaluation of new information not previously available. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. There were no uncertain tax positions requiring accrual at January 30, 2016 and January 31, 2015.

Stock-based Compensation

Stock-based compensation is measured based on the grant date fair value and is recognized as expense over the requisite service period (which generally is the vesting period of the award) for awards that are expected to vest. We recognized stock-based compensation amounting to $2.9 million, $2.7 million and $3.8 million in fiscal years 2015, 2014 and 2013, respectively.

We generally use the Black-Scholes option pricing model to determine the fair value of stock options, except for stock options subject to market conditions for which we use a Monte-Carlo simulation model. The determination of fair value using each of the models considers the following assumptions.

•	Expected volatility. Prior to fiscal year 2015, we estimated expected volatility using historical and implied volatilities of similar entities whose shares prices are publicly available, including Company specific data. Beginning in fiscal year 2015, we estimated volatility using the historical volatility of our own common stock.

•	Expected term. The expected term represents the period of time options are expected to be outstanding. Due to lack of sufficient historical data, we use the “simplified method” as allowed by SEC Staff Accounting Bulletin Topic 14D2 to estimate the expected term. The simplified method defines expected term as the midpoint between the vesting date and the contractual term of the stock option.

•	Risk-free interest rate. The risk-free interest rate is based on the rate of treasury instruments whose maturities are similar to those of the expected term of the award being valued.

•	Expected dividend yield. The expected dividend yield is based on our expectations of not paying dividends on our common stock for the foreseeable future.

 In fiscal years 2015, 2014 and 2013, the grant date fair value of stock options was estimated using the following assumptions:

	Fiscal Year
	2015	2014	2013
Expected volatility rate	54.0%	57.0%- 60.3%	59.7% - 61.3%
Expected term (in years)	6.5	6.0 – 7.5	6.0 – 6.5
Risk-free interest rate	1.9%	1.9% - 2.0%	1.0% - 2.0%
Expected dividend yield	-	-	-

The fair value of restricted stocks awards is determined based on the closing price of our common stock on the award date. For restricted stock awards subject to performance conditions, compensation expense is recognized over the requisite service period when it is probable that the specified performance goals will be achieved. We assess the probability of vesting at each reporting period and adjust stock-based compensation based on the results of such assessment.

Changes in these inputs and assumptions can materially affect the measurement of the estimated fair value of our stock-based compensation.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of January 30, 2016 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands)
Long term debt (1)	$491	$190	$301	$-	$-
Operating lease obligations (2)	255,269	40,321	78,898	66,162	69,888
Merchandise purchase commitments	46,669	46,669	-	-	-
Contracts for software application implementation	1,019	851	168	-	-

1)	This amount represents unused commitment fee. For purposes of this table, we estimated the amount of unused commitment fee using the amount available for borrowing and the average rate at January 30, 2016 of $75.0 million and 0.25%, respectively.
2)	Excludes common area maintenance charges, real estate taxes and certain other expenses which amounted to approximately 43% of minimum lease obligations in fiscal year 2015.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows could be exposed to changes in interest rates to the extent that we do not use effective hedging arrangements.  We historically have not used derivative financial instruments for speculative or trading purposes, however, this does not preclude our adoption of specific hedging strategies in the future. At January 30, 2016, no amount or letters of credit were outstanding under the Second Amended and Restated Credit Agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Francesca’s Holdings Corporation

We have audited the accompanying consolidated balance sheets of Francesca’s Holdings Corporation (the “Company”) as of January 30, 2016 and January 31, 2015 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Francesca’s Holdings Corporation at January 30, 2016 and January 31, 2015 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Francesca’s Holdings Corporation’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 25, 2016 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP
Houston, Texas
March 25, 2016

Francesca’s Holdings Corporation

Consolidated Balance Sheets

(In thousands, except share data)

	January 30,	January 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$56,224	$39,071
Accounts receivable	9,580	12,279
Inventories	31,541	23,801
Deferred income taxes	6,411	4,858
Prepaid expenses and other current assets	7,013	5,890
Total current assets	110,769	85,899
Property and equipment, net	77,894	74,095
Deferred income taxes	3,847	3,642
Other assets, net	1,067	1,909
TOTAL ASSETS	$193,577	$165,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,305	$11,550
Accrued liabilities	16,328	11,904
Total current liabilities	30,633	23,454
Landlord incentives and deferred rent	36,552	32,877
Total liabilities	67,185	56,331
Commitments and contingencies
Stockholders’ equity:
Common stock-$.01 par value, 80.0 million shares authorized, 45.9 million and 45.5 million shares issued as of January 30, 2016 and January 31, 2015, respectively.	459	455
Additional paid-in capital	107,693	105,498
Retained earnings	101,556	63,404
Treasury stock, at cost – 4.8 million and 3.2 million shares held at January 30, 2016 and January 31, 2015, respectively.	(83,316)	(60,143)
Total stockholders’ equity	126,392	109,214

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$193,577	$165,545

The accompanying notes are an integral part of these Consolidated Financial Statements.

Francesca’s Holdings Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Net sales	$439,377	$377,497	$340,325
Cost of goods sold and occupancy costs	229,673	199,919	164,260
Gross profit	209,704	177,578	176,065
Selling, general and administrative expenses	147,387	124,804	101,795
Income from operations	62,317	52,774	74,270
Interest expense	(457)	(623)	(588)
Other income (expense)	(151)	88	208
Income before income tax expense	61,709	52,239	73,890
Income tax expense	23,557	20,131	29,051
Net income	$38,152	$32,108	$44,839

Basic earnings per common share	$0.91	$0.76	$1.03
Diluted earnings per common share	$0.91	$0.76	$1.02

Weighted average shares outstanding:
Basic shares	42,013	42,259	43,372
Diluted shares	42,117	42,380	44,123

The accompanying notes are an integral part of these Consolidated Financial Statements.

Francesca’s Holdings Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional	Retained	Treasury	Total
	Shares	Par	Paid-In	Earnings	Stock,	Stockholders’
	Outstanding	Value	Capital	(Deficit)	at cost	Equity
Balance, February 2, 2013	43,880	$439	$85,161	$(13,543)	$-	$72,057
Net income	-	-	-	44,839	-	44,839
Stock-based compensation	-		3,781	-	-	3,781
Restricted stocks issued, net of forfeitures	2	-	-	-	-	-
Stock options exercised	1,361	13	8,684	-	-	8,697
Tax effect of stock-based compensation			3,566	-	-	3,566
Repurchases of common stock	(2,894)	-	-	-	(54,873)	(54,873)
Balance, February 1, 2014	42,349	$452	$101,192	$31,296	$(54,873)	$78,067
Net income	-	-	-	32,108	-	32,108
Stock-based compensation	-	-	2,668	-	-	2,668
Restricted stocks issued, net of forfeitures	2	-	-	-	-	-
Stock options exercised	232	3	1,329	-	-	1,332
Tax effect of stock-based compensation	-	-	309	-	-	309
Repurchases of common stock	(285)	-	-	-	(5,270)	(5,270)
Balance, January 31, 2015	42,298	$455	$105,498	$63,404	$(60,143)	$109,214
Net income	-	-	-	38,152	-	38,152
Stock-based compensation	-	-	2,932	-	-	2,932
Restricted stocks issued, net of forfeitures	273	3	(3)	-	-	-
Stock options exercised	100	1	498	-	-	499
Tax effect of stock-based compensation	-	-	(1,232)	-	-	(1,232)
Repurchases of common stock	(1,576)	-	-	-	(23,173)	(23,173)
Balance, January 30, 2016	41,095	$459	$107,693	$101,556	$(83,316)	$126,392

The accompanying notes are an integral part of these Consolidated Financial Statements.

Francesca’s Holdings Corporation

Consolidated Statements of Cash flows

(In thousands)

	Fiscal Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Cash Flows Provided by Operating Activities:
Net income	$38,152	$32,108	$44,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,816	13,151	10,054
Stock-based compensation expense	2,932	2,668	3,781
Excess tax benefit from stock-based compensation	(236)	(309)	(5,846)
Impairment charges	790	2,470	-
Loss on disposal of assets	487	364	343
Amortization of debt issuance costs	245	245	278
Deferred income taxes	(3,226)	(1,600)	(1,014)
Changes in assets and liabilities:
Accounts receivable	2,935	(2,986)	(634)
Inventories	(7,740)	813	(5,565)
Prepaid expenses and other assets	(524)	373	(2,021)
Accounts payable	4,137	(363)	551
Accrued liabilities	4,424	2,081	(844)
Landlord incentives and deferred rent	3,675	5,429	5,356
Net cash provided by operating activities	62,867	54,444	49,278

Cash Flows Used in Investing Activities:
Purchase of property and equipment	(24,276)	(24,255)	(24,633)
Other	12	13	98
Net cash used in investing activities	(24,264)	(24,242)	(24,535)

Cash Flows Used in Financing Activities:
Repurchases of common stock	(22,185)	(5,270)	(54,009)
Proceeds from the exercise of stock options	499	1,332	8,697
Excess tax benefit from stock-based compensation	236	309	5,846
Taxes paid related to net settlement of equity awards	-	-	(2,280)
Repayment of borrowings under the revolving credit facility	-	(25,000)	-
Proceeds from borrowings under the revolving credit facility	-	-	25,000
Payment of debt issuance costs	-	-	(376)
Net cash used in financing activities	(21,450)	(28,629)	(17,122)

Net increase in cash and cash equivalents	17,153	1,573	7,621
Cash and cash equivalents, beginning of year	39,071	37,498	29,877
Cash and cash equivalents, end of year	$56,224	$39,071	$37,498

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$23,958	$24,088	$32,401
Interest paid	$190	$388	$293

The accompanying notes are an integral part of these Consolidated Financial Statements.

FRANCESCA’S HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of Business

Francesca’s Holdings Corporation (the “Company” or “Holdings”) is a holding company incorporated in 2007 under the laws of Delaware. The Company’s business operations are conducted through its subsidiaries.  The Company operates a nationwide-chain of boutiques providing customers a unique, fun and differentiated shopping experience. The Company offers a diverse and balanced mix of apparel, jewelry, accessories and gifts at attractive values. At January 30, 2016, the Company operated 616 boutiques, which are located in 47 states throughout the United States and the District of Columbia, and its direct-to-consumer website.

Fiscal Year

The Company maintains its accounts on a 52- to 53- week year ending on the Saturday closest to January 31. All references herein to fiscal year “2015” represents the 52-week period ended January 30, 2016, fiscal year “2014” represents the 52-week period ended January 31, 2015, and fiscal year “2013” represents the 52-week period ended February 1, 2014.

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

Reclassifications

Certain prior year amounts in the consolidated statements of changes in stockholders’ equity and the consolidated statements of cash flows have been reclassified to facilitate comparability with the current year’s presentation. These reclassifications do not materially impact the consolidated financial statements for the prior periods presented.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation at the measurement date.

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.
•	Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
•	Level 3 - Unobservable inputs based on the Company’s own assumptions.

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

Accounts Receivable

Accounts receivable consist of amounts due from credit card companies, tenant allowances due from landlords and income tax refund receivable. The Company’s management has reviewed accounts receivable for collectability and has determined that an allowance for doubtful accounts is not necessary at January 30, 2016 and January 31, 2015.

Inventory

The Company values merchandise inventory at the lower of cost or market on a weighted-average cost basis. Inventory costs include freight costs. The Company records merchandise receipts at the time they are delivered to the distribution center or to its boutiques directly from vendors.

The Company reviews its inventory levels to identify slow-moving merchandise. In order to clear slow-moving merchandise, the Company uses promotional markdowns or marks certain items out-of-stock and disposes of such inventory at a pace suitable for its merchandising strategy. Each period, the Company evaluates recent selling trends and the related promotional events or pricing strategies in place to sell through the current inventory levels.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation of property and equipment is provided on a straight-line basis for financial reporting purposes using the following useful lives:

Assets	Estimated Useful Lives
Equipment	3 - 5 years
Furniture and fixtures	5 years
Software, including software developed for internal use	3 - 9 years
Signage and leasehold improvements	the lesser of 5 - 10 years or lease term

Assets under construction are not depreciated until the asset is placed in service and / or ready for use.

When a decision is made to dispose of property and equipment prior to the end of its previously estimated useful life, the Company accelerates depreciation to reflect the use of the asset over the shortened estimated useful life. Maintenance and repairs of property and equipment are expensed as incurred, and major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is reflected in current earnings.

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

FRANCESCA’S HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized a non-cash impairment charge of $0.6 million and $2.5 million in fiscal years 2015 and 2014, respectively, in connection with the abandonment of previously capitalized expenditures related to the development of the Company’s e-commerce website. No impairment charge was recognized in fiscal year 2013. The impairment charge is included in selling, general and administrative expenses.

Operating Leases

The Company leases boutiques and its distribution center and office space under operating leases. The majority of the Company’s lease agreements provide for tenant improvement allowances, rent escalation clauses and/or contingent rent provisions.

Landlord incentives, such as tenant improvement allowances, are deferred and amortized on a straight-line basis over the lease term as a reduction of rent expense. The unamortized portion of landlord incentives totaled $25.1 million and $23.0 million at January 30, 2016 and January 31, 2015, respectively.

The Company records straight-line rent expense beginning on the possession date. Certain leases provide for contingent rents, in addition to a basic fixed rent, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

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

Gift Cards and Gift Card Breakage

The Company accounts for the sale of gift cards as a liability at the time a gift card is sold. The liability is relieved and revenue is recognized upon redemption of the gift card. The gift cards issued by the Company are owned by an unrelated third party.  The Company’s gift cards do not have an expiration date. Income from gift card breakage is recognized when the likelihood of redemption is deemed to be remote based on historical redemption patterns. The Company recognized $0.2 million, $0.1 million and $0.4 million of gift card breakage income in fiscal years 2015, 2014 and 2013, respectively.  The gift card breakage income is included in net sales.

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

Freight costs included in selling, general and administrative expenses amounted to $5.0 million, $3.8 million and $2.8 million in fiscal years 2015, 2014 and 2013, respectively.

FRANCESCA’S HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

Advertising costs are charged to expense as incurred or, in the case of media production costs (such as television or print), when advertising first takes place. Advertising costs were $1.1 million, $1.1 million and $0.7 million in fiscal years 2015, 2014 and 2013, respectively.

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

A tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. The Company recognizes tax liabilities for uncertain tax positions and adjusts these liabilities when the Company’s judgment changes as a result of the evaluation of new information not previously available. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. The Company has no uncertain tax positions requiring accrual at January 30, 2016 and January 31, 2015.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-4 “Liabilities - Extinguishments of Liabilities (Subtopic 405-20), Recognition of Breakage for Certain Prepaid Stored-Value Products.” The new guidance addresses diversity in practice related to the derecognition of a prepaid stored-value product liability. Liabilities related to the sale of prepaid stored-value products within the scope of this update are financial liabilities. ASU 2016-4 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The amended standard may be adopted on either a modified retrospective or a retrospective basis. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-2, “Leases (Topic 842).” The new guidance, among other things, requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. ASU 2016-2 will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes – Balance Sheet Classification of Deferred Taxes.” The new guidance simplifies the presentation of deferred income taxes by permitting classification of all deferred tax assets and liabilities as noncurrent on the consolidated balance sheet. The new guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that fiscal year, with early adoption permitted. The amended standard may be adopted on either a prospective or a retrospective basis. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value.  ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted.  The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

FRANCESCA’S HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2014 the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This pronouncement requires entities recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods and services. In July 2015, the FASB deferred the effective date of ASU 2014-09. Accordingly, this standard is effective for reporting periods beginning on or after December 15, 2017, including interim periods within that fiscal year, with early adoption permitted for interim and annual periods beginning on or after December 15, 2016. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

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

	Fiscal Years Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
	(In thousands, except per share data)
Numerator:
Net income	$38,152	$32,108	$44,839

Denominator:
Weighted-average common shares outstanding-basic	42,013	42,259	43,372
Options and other dilutive securities	104	121	751
Weighted-average common shares outstanding-diluted	42,117	42,380	44,123
Per common share:
Basic earnings per common share	$0.91	$0.76	$1.03
Diluted earnings per common share	$0.91	$0.76	$1.02

Potentially issuable shares under the Company’s stock-based compensation plan amounting to approximately 0.5 million, 0.8 million and 0.8 million shares for fiscal years 2015, 2014 and 2013, respectively, were excluded in the computation of diluted earnings per share due to their anti-dilutive effect. The Company also excluded contingently issuable performance awards totaling 1.0 million, 1.1 million and 0 shares for fiscal years 2015, 2014 and 2013, respectively, from the computation of diluted earnings per share because the pre-established goals have not been satisfied.

3.	Detail of Certain Balance Sheet Accounts

	As of Fiscal Year Ended
	January 30,	January 31,
	2016	2015
	(in thousands)

Accounts receivable:
Credit card receivables	$3,241	$2,533
Tenant allowances	548	841
Income tax receivable	5,627	8,284
Others	164	621
	$9,580	$12,279

Property and equipment, net:
Signage and leasehold improvements	$90,051	$73,694
Furniture and fixtures	18,094	15,009
Equipment	5,234	4,485
Software	7,368	6,371
Construction in progress	7,371	11,331
Total	128,118	110,890
Less accumulated depreciation	(50,224)	(36,795)
	$77,894	$74,095

FRANCESCA’S HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of Fiscal Year Ended
	January 30,	January 31,
	2016	2015
	(in thousands)

Accrued liabilities:
Gift cards	$8,435	$6,906
Accrued payroll, benefits and bonuses	6,622	4,014
Accrued sales tax	1,256	968
Accrued interest	15	16
	$16,328	$11,904

Landlord incentives and deferred rent:
Landlord incentives	$25,161	$23,013
Deferred rent	11,391	9,864
	$36,552	$32,877

4.	Income Taxes

The provision for income tax expense for fiscal years 2015, 2014 and 2013 is as follows:

	Fiscal Years Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
	(in thousands)
Current:
Federal	$23,472	$18,498	$25,363
State	3,311	3,345	4,702
Total	26,783	21,843	30,065
Deferred:
Federal	(2,684)	(1,069)	(747)
State	(542)	(643)	(267)
Total	(3,226)	(1,712)	(1,014)

Income tax expense	$23,557	$20,131	$29,051

The reconciliation of the statutory federal income tax rate to the effective tax rate follows:

	Fiscal Years Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Income tax expense at statutory rate	35.0%	35.0%	35.0%
Nondeductible expenses	0.1	0.1	0.3
State tax, net of federal benefit	3.1	2.9	4.1
Other	0.0	0.5	(0.1)
Effective tax rate	38.2%	38.5%	39.3%

FRANCESCA’S HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities are recorded due to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences as measured by enacted tax rates, which will be in effect when these temporary differences reverse. These differences consist of the following as of the dates indicated:

	As of Fiscal Year Ended
	January 30,	January 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Inventories	$1,058	$1,005
Accrued liabilities	5,201	3,853
Landlord incentives and deferred rents	14,032	12,514
Equity based compensation	2,114	2,662
Other	53	57
Total deferred tax assets	22,458	20,091
Deferred tax liabilities
Property and equipment	(12,200)	(11,591)
Total deferred tax liabilities	(12,200)	(11,591)
Net deferred tax assets	$10,258	$8,500

 The Company’s tax years are subject to examination by federal authorities from 2012 forward, and by state taxing authorities from 2011 forward.

5.	Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc., (“Francesca’s Collections”), as borrower, and its parent company, Francesca’s LLC (the “Parent”), a wholly-owned subsidiary of Holdings, entered into a Second Amended and Restated Credit Agreement (“Second Amended and Restated Credit Agreement”) with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto, which amends and restates the existing Amended and Restated Credit Agreement, dated as of July 27, 2011, as amended by Amendment No. 1 to the Amended and Restated Credit Agreement, dated February 7, 2013.  The Second Amended and Restated Credit Agreement provides $75.0 million of credit facility (including up to $10.0 million for letters of credit) that matures on August 30, 2018.  The Second Amended and Restated Credit Agreement also contains an increase option permitting Francesca’s Collections, subject to certain requirements, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event Francesca’s Collections has certain indebtedness outstanding.  At January 30, 2016, no amount or letter of credit were outstanding under the Second Amended and Restated Credit Agreement.

All obligations under the Second Amended and Restated Credit Agreement are unconditionally guaranteed by, subject to certain exceptions, the Parent and each of Francesca’s Collections’ existing and future direct and indirect wholly-owned domestic subsidiaries.  There are currently no subsidiary guarantors for the Second Amended and Restated Credit Agreement because Francesca’s Collections does not currently have any subsidiaries.  All obligations under the Second Amended and Restated Credit Agreement, and the guarantees of those obligations (as well as cash management obligations and any interest rate hedging or other swap agreements), are secured by substantially all of Francesca’s Collections’ assets as well as the assets of any subsidiary guarantor.  Additionally, the Second Amended and Restated Credit Agreement contains customary events of default and requires Francesca’s Collections to comply with certain financial covenants. Francesca’s Collections is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and Francesca’s Collections is in pro forma compliance with a maximum secured leverage ratio.  As of January 30, 2016, Francesca’s Collections was in compliance with all covenants under the Second Amended and Restated Credit Agreement.  At January 30, 2016, Francesca’s Collections would have met the conditions for paying dividends out of the available investment basket, including compliance with the required total secured leverage ratio.

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

FRANCESCA’S HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Share Repurchases

On September 3, 2013, the Company’s Board of Directors authorized a $100.0 million share repurchase program (“Previous Repurchase Plan”) commencing on the same date.  This authorization has no expiration date.  Under the repurchase program, purchases can be made from time to time in the open market, in privately negotiated transactions, under Rule 10b5-1 plans or through other available means.  The specific timing and amount of the repurchases is dependent on market conditions, securities law limitations and other factors. During fiscal year 2015, the Company repurchased 1.6 million shares of its common stock at a cost of approximately $23.2 million or an average price (including brokers’ commission) of $14.70 per share.  During fiscal year 2014, the Company repurchased 0.3 million shares of its common stock at a cost of approximately $5.3 million or an average price (including brokers’ commission) of $18.49 per share.  During fiscal year 2013, the Company repurchased 2.9 million shares of its common stock at a cost of approximately $54.9 million or an average price (including brokers’ commission) of $18.95 per share.  The cost of repurchased shares is presented as treasury stock in the consolidated balance sheets.  As of January 30, 2016, the remaining balance available for future share repurchase was approximately $16.8 million.

On March 15, 2016, the Company’s Board of Directors authorized an additional $100.0 million share repurchase program (“New Repurchase Plan”) to commence immediately. This authorization is in addition to the Company’s Previous Repurchase Plan and has the same features described above.

Subsequent to year-end and through March 18, 2016, the Company repurchased 0.6 million shares of common stock for approximately $11.1 million or an average price (including brokers’ commission) of $18.05 per share and had a remaining balance available for future purchases of approximately $5.7 million under the Previous Plan. No repurchases have been made under the New Repurchase Plan.

7.	Stock-Based Compensation

Stock-based compensation expense for fiscal years 2015, 2014 and 2013 totaled approximately $2.9 million, $2.7 million and $3.8 million, respectively.

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

2011 Stock Incentive Plan

On July 14, 2011, the 2011 Equity Incentive Plan (the “2011 Plan”) was approved by the stockholders and became immediately effective. Under the 2011 Plan, awards may be in the form of nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock and other stock-based awards which can be granted to any officers, directors, employees and consultants of the Company. A total of 3,175,365 shares of common stock are authorized for issuance under the 2011 Plan. Awards granted under the 2011 Plan generally vest over three to five years and have a ten-year contractual life. As of June 9, 2015, the Company can no longer grant awards under the 2011 Plan.

2015 Stock Incentive Plan

On June 9, 2015, the 2015 Equity Incentive Plan (the “2015 Plan”) was approved by the stockholders and became immediately effective. Under the 2015 Plan, awards may be in the form of nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units, performance stock and other stock-based awards which can be granted to any officers, directors, employees and consultants of the Company. A total of 1,247,589 shares of common stock are authorized for issuance under the 2015 Plan which may be increased by the number of awards cancelled, forfeited, expired, or for any reason terminated under the 2011 Plan after June 9, 2015. Awards granted under the 2015 Plan generally vest over three to five years and options and stock appreciation rights have a ten-year contractual life. As of January 30, 2016, there were approximately 1.3 million shares remaining that can be subject to new awards granted under the 2015 Plan.

FRANCESCA’S HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The following table summarizes stock option activity during fiscal year 2015. The intrinsic value of the stock options was calculated based the closing price of the Company’s common stock on the last trading day closest to January 30, 2016.

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise Price	Life	Intrinsic Value
	(in thousands)	(Per share data)	(in Years)	(In thousands)
Stock options outstanding as of January 31, 2015	1,873	$15.83
Granted	81	$14.76
Exercised	(100)	$4.98
Forfeited	(82)	$24.73
Expired	(253)	$30.62
Stock options outstanding as of January 30, 2016	1,519	$13.55	8	$8,892
Stock options exercisable as of January 30, 2016	303	$16.15	6	$1,767

During fiscal years 2015, 2014 and 2013 stock options were granted at a weighted-average grant date fair value of $8.44, $6.04 and $14.15, respectively. The intrinsic value of stock options at the date of exercise amounted to $1.2 million, $2.8 million and $20.8 million in fiscal years 2015, 2014 and 2013, respectively.

On December 4, 2014, Michael Barnes was appointed as Chairman of the Board of Directors, President and Chief Executive Officer of the Company. In connection with such appointment, the Board awarded him stock options to purchase up to 1,000,000 shares of the Company’s common stock. The options are subject to both service and market conditions. Vesting occurs if the closing price of the Company’s common stock achieves the pre-established targets at any time during the specified performance period and he remains employed by the Company through the end of the vesting period. The award had a grant date fair value of $5.9 million (determined using the Monte Carlo simulation) that is being amortized over the requisite service period.

Other than the service and market-based options granted to Mr. Barnes during fiscal year 2014 described above, all other option grants are subject to service condition only. The fair value of stock options with a service condition was estimated using the Black Scholes option pricing model. The fair value of stock options subject to a service and a market condition was estimated using a Monte-Carlo simulation method. Each model considers the following significant assumptions in determining the fair value of awards. Changes in any of these inputs and assumptions can materially affect the measurement of the estimated fair value of stock-based compensation.

	Fiscal Year
	2015	2014	2013
Expected volatility (1)	54.0%	57.0% - 60.3%	59.7% - 61.3%
Expected term (in years) (2)	6.5	6.0 – 7.5	6.0 - 6.5
Risk-free interest rate (3)	1.9%	1.9% - 2.0%	1.0% - 2.0%
Expected dividend yield (4)	-	-	-

1)	Prior to fiscal year 2015, expected volatility is estimated using historical and implied volatilities of similar entities whose share prices are publicly available, including Company specific data. Beginning in fiscal year 2015, volatility was estimated using the historical volatility of the Company’s own common stock.
2)	Due to lack of sufficient historical data, the expected term was determined using the “simplified method” as allowed by SEC Staff Accounting Bulletin Topic 14D2.
3)	The risk-free interest rate was determined based on the rate of Treasury instruments with maturities similar to those of the expected term of the award being valued.
4)	The expected dividend yield was based on the Company’s expectations of not paying dividends on its common stock for the foreseeable future.

As of January 30, 2016, there was approximately $6.1 million of total unrecognized compensation cost related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3 years.

FRANCESCA’S HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stocks

The following table summarizes restricted stock activity during fiscal year 2015.

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
	(in thousands)	(Per share data)
Non-vested restricted stocks as of January 31, 2015	40	$14.99
Granted	145	$15.48
Forfeited	(68)	$15.42
Non-vested restricted stocks as of January 30, 2016	117	$15.35

During fiscal year 2015, the Company established performance goals applicable to performance-based restricted stock awards originally granted by the Compensation Committee of the Board of Directors in fiscal years 2015 and 2014 to certain executives and other key employees. A portion of each of these awards was eligible to vest based on the Company’s performance in fiscal year 2015 against established performance goals. The target number of shares subject to awards granted in fiscal year 2015 that related to fiscal year 2015 performance was approximately 85,000 shares, and the target number of shares subject to awards granted in fiscal year 2014 that related to fiscal year 2015 performance was approximately 30,000 shares. Awards are considered “granted” when the performance goals related to those awards have been established. The number of shares that may ultimately vest will equal to 0% to 150% of the target shares subject to the achievement of pre-established performance goals for the applicable fiscal year and the employees’ continued service through the third anniversary of the date on which the award was originally approved by the Compensation Committee. The remaining restricted stock granted during fiscal year 2015 are subject to service condition only.

The fair value of restricted stock awards is determined based on the closing price of the Company’s common stock on the award date. For awards subject to performance conditions, compensation expense is recognized over the requisite service period when it is probable that the specified performance goals will be achieved. The Company recognized compensation expense of approximately $0.5 million, $0.1 million and $0 in each fiscal year 2015, 2014 and 2013, respectively, related to these restricted stock awards.

As of January 30, 2016, there was approximately $1.5 million of total unrecognized compensation cost related to non-vested stock awards that is expected to be recognized over a weighted-average period of 2 years.

8.	Employee Benefits

The Company has adopted Francesca’s Collections, Inc. 401(k) Retirement Plan (the “401(k) Plan”) under which full-time and part-time employees who are at least 21 years of age and have completed twelve consecutive months of employment are eligible to participate. Beginning on March 1, 2013, the service requirement period was reduced from twelve months to six months of service.  Employees may elect to contribute a certain percentage of their earnings subject to limitations provided for by the law. The Company makes matching contributions of up to a maximum of 4% of the employees’ salary. The Company may also make discretionary profit sharing contributions to the 401(k) Plan. No profit sharing contributions were made in fiscal years 2015, 2014 and 2013. The Company’s matching contributions were $0.5 million, $0.5 million and $0.3 million in fiscal years 2015, 2014 and 2013, respectively.

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

Minimum future rental payments under non-cancellable operating leases as of January 30, 2016 are approximately as follows:

Fiscal Year	Amount
(in thousands)
2016	$40,321
2017	40,184
2018	38,714
2019	36,013
2020	30,149
Thereafter	69,888
$255,269

During fiscal years 2015, 2014 and 2013, rent expense totaled $35.3 million, $30.1 million and $26.3 million, respectively.

FRANCESCA’S HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Proceedings

On September 27, 2013 and November 4, 2013, two purported class action lawsuits entitled Ortuzar v. Francesca’s Holdings Corp., et al. and West Palm Beach Police Pension Fund v. Francesca’s Holdings Corp., et al. were filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former directors and officers for alleged violations of the federal securities laws. On December 19, 2013, the Court consolidated these actions. On March 14, 2014, lead plaintiff filed a consolidated class action complaint. The consolidated complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 for allegedly false and misleading statements in the Company’s public disclosures. On May 13, 2014 the defendants moved to dismiss the consolidated complaint. By Order and Judgment entered April 1, 2015, the Court granted defendants’ motion to dismiss and dismissed the consolidated complaint in its entirety with prejudice and closed the case. On April 29, 2015, the lead plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit of the Court’s judgment dismissing the consolidated complaint. On June 12, 2015, the U.S. Court of Appeals for the Second Circuit granted the parties’ stipulation of voluntary dismissal, which withdrew the appeal with prejudice.

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

10.	Segment Reporting

The Company determined that it has one operating and reportable segment, which includes the operation of boutiques and its direct-to-consumer website. The single segment was identified based on how the Company internally manages and evaluates its business. The Company also considered the similarity of merchandise offered, the customers served in boutiques and through the direct-to-consumer business and materiality. All of the Company’s identifiable assets are located in the United States.

The following is net sales information regarding the Company’s major merchandise categories.

	Fiscal Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
	(in thousands)
Apparel	$212,371	$180,736	$163,946
Jewelry	96,337	81,751	81,186
Accessories	71,252	65,270	56,516
Gifts	58,387	48,981	37,875
Merchandise sales	438,347	376,738	339,523
Others (1)	1,030	759	802
Net sales	$439,377	$377,497	$340,325
1)	Includes gift card breakage income, shipping and change in return reserve.

FRANCESCA’S HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Quarterly Financial Data (Unaudited)

	Fiscal Year 2015
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$134,605	$103,728	$106,033	$95,011
Gross profit	66,137	48,366	50,308	44,893
Income from operations	24,172	11,080	15,175	11,890
Net income	14,656	6,951	9,304	7,241
Basic earnings per common share	0.36	0.16	0.22	0.17
Diluted earnings per common share	0.35	0.16	0.22	0.17

	Fiscal Year 2014
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$107,644	$87,110	$97,319	$85,424
Gross profit	49,246	41,185	45,315	41,832
Income from operations	10,717	11,375	16,662	14,020
Net income	5,971	7,270	10,307	8,560
Basic earnings per common share	0.14	0.17	0.24	0.20
Diluted earnings per common share	0.14	0.17	0.24	0.20

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, our Interim Chief Financial Officer and our Chief Administrative Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer, our Interim Chief Financial Officer and our Chief Administrative Officer have concluded that our disclosure controls and procedures as of January 30, 2016, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and the information required to be disclosed by us is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control - Integrated Framework (“2013 Framework”). Based on such assessment, management concluded that, as of January 30, 2016, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of January 30, 2016, as stated in their report, which follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Francesca’s Holdings Corporation

We have audited Francesca’s Holdings Corporation’s (the “Company”) internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Francesca’s Holdings Corporation maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Francesca’s Holdings Corporation as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended January 30, 2016 and our report dated March 25, 2016 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP
Houston, Texas
March 25, 2016

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting to be held on June 8, 2016 and which will be filed with the SEC within 120 days after the end of the fiscal year ended January 30, 2016.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting to be held on June 8, 2016 and which will be filed with the SEC within 120 days after the end of the fiscal year ended January 30, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting to be held on June 8, 2016 and which will be filed with the SEC within 120 days after the end of the fiscal year ended January 30, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting to be held on June 8, 2016 and which will be filed with the SEC within 120 days after the end of the fiscal year ended January 30, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting to be held on June 8, 2016 and which will be filed with the SEC within 120 days after the end of the fiscal year ended January 30, 2016.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of January 30, 2016 and January 31, 2015
Consolidated Statements of Operations for the Fiscal Years Ended January 30, 2016, January 31, 2015 and February 1, 2014
Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal years Ended January 30, 2016, January 31, 2015 and February 1, 2014
Consolidated Statements of Cash Flows for the Fiscal Years Ended January 30, 2016, January 31, 2015 and February 1, 2014
Notes to Consolidated Financial Statements

2.	Financial Statements Schedules

All schedules are omitted because they are not applicable or because the required information is either not material or is included in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.3 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

3.2	Amended and Restated Bylaws of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.4 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

4.1	Form of Specimen Common Stock of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 13, 2011).

10.1	Second Amended and Restated Credit Agreement, dated as of August 30, 2013, between Francesca’s Collections, Inc., as Borrower, Francesca’s LLC, as Parent, the guarantors party thereto, the lenders party thereto, and Royal Bank of Canada, as Administrative Agent, Collateral Agent Joint Lead Arranger and Co-Bookrunner and KeyBank National Association, as Syndication Agent, Joint Lead Arranger and Co-Bookrunner (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on September 4, 2013)

10.2	Guaranty and Security Agreement, dated as of November 17, 2010, among Francesca’s Collections, Inc., the other guarantors party thereto, and Royal Bank of Canada, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.4 +	Francesca’s Holdings Corporation 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.5 +	Nonqualified Stock Option Agreement for Khalid M. Malik, dated as of March 31, 2010 (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.6 +	Nonqualified Stock Option Agreement for Richard J. Emmett, dated as of March 31, 2010 (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.7 +	Francesca’s Holdings Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.8 +	Francesca’s Holdings Corporation 2011 Equity Incentive Plan - Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.14 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.9 +	Francesca’s Holdings Corporation 2011 Equity Incentive Plan - Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.15 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.10 +	Francesca’s Holdings Corporation 2011 Executive Bonus Plan (incorporated by reference to Exhibit 10.16 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.11 +	Amended and Restated Employment Letter Agreement between Francesca’s Holdings Corporation and Kal Malik dated December 28, 2012 (incorporated by reference to Exhibit 10.3 of Form 8-K filed by Francesca’s Holdings Corporation on January 2, 2013).

Exhibit No.	Description

10.12 +	Employment Letter Agreement between Francesca’s Holdings Corporation and Sei Jin Alt dated December 28, 2012 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by Francesca’s Holdings Corporation on June 7, 2013).

10.13 +	Letter Agreement between Francesca’s Holdings Corporation and Richard J. Emmett, dated as of November 12, 2009 (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on June 14, 2011).

10.14 +	Amendment to Letter Agreement between Francesca’s Holdings Corporation and Richard J. Emmett, dated as of February 26, 2010 (incorporated by reference to Exhibit 10.24 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.15	Commercial Park Lease, dated as of December 27, 2011 between Francesca’s Collections, Inc. and Weingarten / Lufkin, Inc. (incorporated by reference to Exhibit 10.32 of the Registration Statement on Form S-1 (File No. 333-179069) filed by Francesca’s Holdings Corporation on January 18, 2012).

10.16 +	Employment Letter Agreement between Francesca’s Holdings Corporation and Mark Vendetti dated February 6, 2013 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on February 12, 2013).

10.17 +	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by Francesca’s Holdings Corporation on June 11, 2014).

10.18 +	Employment Letter Agreement between Francesca’s Holdings Corporation and Michael Barnes dated December 4, 2014 (incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K filed by Francesca’s Holdings Corporation on March 27, 2015).

10.19 +	Nonqualified Stock Option Agreement between Francesca’s Holdings Corporation and Michael Barnes dated December 4, 2014 (incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10-K filed by Francesca’s Holdings Corporation on March 27, 2015).

10.20 +	Francesca’s Holdings Corporation 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on June 9, 2015).

10.21 +	Form of Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the period ended August 1, 2015 filed by Francesca’s Holdings Corporation on September 9, 2015).

10.22 +	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the period ended August 1, 2015 filed by Francesca’s Holdings Corporation on September 9, 2015).

10.23 +	Transition Agreement between Francesca’s Collections, Inc. and Sei Jin Alt dated August 14, 2015 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on August 18, 2015).

10.24 +	Employment Letter Agreement between Francesca’s Services Corporation and Laurie Hummel dated October 26, 2015 (filed herewith).

10.25 +	Amended and Restated Employment Letter Agreement between Francesca’s Holdings Corporation and Kal Malik dated January 1, 2016 (incorporated by reference to Exhibit 99.1 of Form 8-K filed by Francesca’s Holdings Corporation on January 7, 2016).

21.1	Subsidiaries of Francesca’s Holdings Corporation (filed herewith)

23.1	Consent of Ernst & Young, independent registered public accountants (filed herewith)

Exhibit No.	Description

31.1	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)

31.2	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Interim Chief Financial Officer (filed herewith)

32.1	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Interim Chief Financial Officer (furnished herewith)

101	The following financial information from Francesca’s Holdings Corporation’s Annual Report on Form 10-K for the year ended January 30, 2016, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

 + Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 2016.

FRANCESCA’S HOLDINGS CORPORATION

By:	/s/ Michael Barnes
Name: Michael Barnes
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Michael Barnes	Chairman, President and Chief Executive Officer	March 25, 2016
Michael Barnes	(Principal Executive Officer)

/s/ Cynthia Thomassee	Interim Chief Financial Officer	March 25, 2016
Cynthia Thomassee	(Principal Financial and Accounting Officer)

/s/ Patricia A. Bender	Director	March 25, 2016
Patricia A. Bender

/s/ Richard Emmett	Director	March 25, 2016
Richard Emmett

/s/ Laurie Ann Goldman	Director	March 25, 2016
Laurie Ann Goldman

/s/ Richard Kunes	Director	March 25, 2016
Richard Kunes

/s/ Joseph O’Leary	Director	March 25, 2016
Joseph O’Leary

/s/ Martyn Redgrave	Director	March 25, 2016
Martyn Redgrave

/s/ Marie Toulantis	Director	March 25, 2016
Marie Toulantis

