Form 10-Q
period 2016-04-30
Francesca's Holdings CORP
filed 2016-06-09
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-Q

 ___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From            to

Commission File Number: 001-35239

 ___________________

FRANCESCA’S HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

 ___________________

Delaware	20-8874704
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8760 Clay Road Houston, TX	77080
(Address of principal executive offices)	(Zip Code)

(713) 864-1358

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

  ___________________

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

The registrant had 40,156,656 shares (excluding 6,004,929 of treasury stock) of its common stock outstanding as of May 15, 2016.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Francesca’s Holdings Corporation

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	April 30, 2016	January 30, 2016	May 2, 2015
ASSETS
Current assets:
Cash and cash equivalents	$35,421	$56,224	$46,119
Accounts receivable	13,316	9,580	11,858
Inventories	34,799	31,541	31,395
Deferred income taxes	6,557	6,411	5,288
Prepaid expenses and other current assets	6,649	7,013	5,547
Total current assets	96,742	110,769	100,207
Property and equipment, net	79,056	77,894	77,114
Deferred income taxes	4,333	3,847	3,623
Other assets, net	1,155	1,067	1,731

TOTAL ASSETS	$181,286	$193,577	$182,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,174	$14,305	$16,280
Accrued liabilities	14,858	16,328	13,699
Total current liabilities	26,032	30,633	29,979
Landlord incentives and deferred rent	37,531	36,552	36,739
Total liabilities	63,563	67,185	66,718

Commitments and contingencies

Stockholders’ equity:
Common stock - $.01 par value, 80.0 million shares authorized; 46.2 million, 45.9 million and 45.5 million shares issued at April 30, 2016, January 30, 2016 and May 2, 2015, respectively.	462	459	455
Additional paid-in capital	108,737	107,693	105,000
Retained earnings	108,637	101,556	70,645
Treasury stock, at cost – 5.7 million, 4.8 million and 3.2 million shares held at each of April 30, 2016, January 30, 2016 and May 2, 2015, respectively.	(100,113)	(83,316)	(60,143)
Total stockholders’ equity	117,723	126,392	115,957

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$181,286	$193,577	$182,675

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Net sales	$106,113	$95,011
Cost of goods sold and occupancy costs	56,983	50,118
Gross profit	49,130	44,893
Selling, general and administrative expenses	37,666	33,003
Income from operations	11,464	11,890
Interest expense	(109)	(110)
Other expense	-	(66)
Income before income tax expense	11,355	11,714
Income tax expense	4,274	4,473
Net income	$7,081	$7,241

Basic earnings per common share	$0.18	$0.17
Diluted earnings per common share	$0.18	$0.17

Weighted average shares outstanding:
Basic shares	40,279	42,305
Diluted shares	40,400	42,418

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional			Total
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings	Treasury Stock, at cost	Stockholders' Equity
Balance, January 30, 2016	41,095	$459	$107,693	$101,556	$(83,316)	$126,392
Net income	-	-	-	7,081	-	7,081
Stock-based compensation	-	-	1,052	-	-	1,052
Restricted stocks issued	293	3	(3)	-	-	-
Stock options exercised	18	-	178	-	-	178
Tax effect of stock-based compensation	-	-	(183)	-	-	(183)
Repurchases of common stock	(925)	-	-	-	(16,797)	(16,797)
Balance, April 30, 2016	40,481	$462	$108,737	$108,637	$(100,113)	$117,723

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Cash Flows Provided by Operating Activities:
Net income	$7,081	$7,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,649	3,822
Stock-based compensation expense	1,052	793
Excess tax benefit from stock-based compensation	(22)	(64)
Loss on sale of assets	88	128
Deferred income taxes	(838)	(1,875)
Changes in operating assets and liabilities:
Accounts receivable	(3,714)	485
Inventories	(3,258)	(7,594)
Prepaid expenses and other assets	214	460
Accounts payable	(2,862)	6,543
Accrued liabilities	(1,470)	1,795
Landlord incentive and deferred rent	979	3,862
Net cash provided by operating activities	1,899	15,596

Cash Flows Used in Investing Activities:
Purchase of property and equipment	(5,121)	(8,721)
Other	4	-
Net cash used in investing activities	(5,117)	(8,721)

Cash Flows (Used in) Provided by Financing Activities:
Proceeds from the exercise of stock options	178	109
Excess tax benefit from stock-based compensation	22	64
Repurchases of common stock	(17,785)	-
Net cash (used in) provided by financing activities	(17,585)	173

Net (decrease) increase in cash and cash equivalents	(20,803)	7,048
Cash and cash equivalents, beginning of year	56,224	39,071
Cash and cash equivalents, end of period	$35,421	$46,119

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$6,653	$1,763
Interest paid	$47	$47

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Francesca’s Holdings Corporation is a holding company incorporated in 2007 under the laws of the State of Delaware whose business operations are conducted through its subsidiaries.  Unless the context otherwise requires, the “Company,” refers to Francesca’s Holdings Corporation and its consolidated subsidiaries. The Company operates a nationwide-chain of boutiques providing its customers with a unique, fun and personalized shopping experience. The Company offers a diverse and balanced mix of apparel, jewelry, accessories and gifts and home at attractive values. At April 30, 2016, the Company operated 637 boutiques, which are located in 48 states throughout the United States and the District of Columbia, and its website.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations, changes in equity, and cash flows at the dates and for the periods presented. The financial information as of January 30, 2016 was derived from the Company’s audited consolidated financial statements and notes thereto as of and for the fiscal year ended January 30, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2016.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the fiscal year ended January 30, 2016 included in the Company’s Annual Report on Form 10-K.

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

Fiscal Year

The Company maintains its accounts on a 52- or 53-week year ending on the Saturday closest to January 31st. Fiscal years 2016 and 2015 each include 52 weeks of operations. The fiscal quarters ended April 30, 2016 and May 2, 2015 refer to the thirteen-week periods ended as of those dates.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-9, “Improvements to Employee Share-Based Payment Arrangements”, which amends Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation. The new guidance intends to simplify several aspects of the accounting for share-based payments, including income tax consequences, classification of awards as either equity or liabilities, forfeitures and classification on the statement of cash flows. ASU 2016-9 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The new guidance includes the following adoption methods depending on the provision being adopted: (1) amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method, (2) amendments related to the presentation of employee taxes paid on the statement of cash flows should be applied retrospectively, (3) amendments requiring recognition of excess tax benefits and deficiencies in the income statement should be applied prospectively, and (4) amendments related to the presentation of excess tax benefits on the statement of cash flows should be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

In March 2016, the FASB issued ASU 2016-4 “Liabilities - Extinguishments of Liabilities (Subtopic 405-20), Recognition of Breakage for Certain Prepaid Stored-Value Products.” The new guidance allows a company to derecognize amounts related to expected breakage to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. ASU 2016-4 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The amended standard may be adopted on either a modified retrospective or a retrospective basis. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

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

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
	(in thousands, except per share data)
Numerator:
Net income	$7,081	$7,241
Denominator:
Weighted-average common shares outstanding - basic	40,279	42,305
Options and other dilutive securities	121	113
Weighted-average common shares outstanding - diluted	40,400	42,418

Per common share:
Basic earnings per common share	$0.18	$0.17
Diluted earnings per common share	$0.18	$0.17

Potentially issuable shares under the Company’s stock-based compensation plans amounting to approximately 0.3 million and 0.5 million shares in the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively, were not included in the computation of diluted earnings per share due to their anti-dilutive effect. The Company also excluded contingently issuable market- and performance-based awards totaling 1.4 million and 1.1 million shares in the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively, from the computation of diluted earnings per share because the pre-established goals have not been satisfied as of the end of each period.

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

The provision for income taxes is based on the Company’s current estimate of the annual effective tax rate. The effective income tax rates for the thirteen weeks ended April 30, 2016 and May 2, 2015 were 37.6% and 38.2%, respectively. The difference between our effective tax rate and federal statutory tax rate is primarily related to state income taxes.

5.	Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc. (the “Borrower”), as borrower, and its parent company, Francesca’s LLC, a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto. The credit facility provides capacity of $75.0 million (including up to $10.0 million for letters of credit) and matures on August 30, 2018.  The facility also contains an option permitting the Borrower, subject to certain requirements and conditions, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event the Borrower has certain indebtedness outstanding.  At April 30, 2016, no amounts or letters of credit were outstanding under the credit facility.

The credit facility contains customary events of default and requires the Borrower to comply with certain financial covenants. As of April 30, 2016, the Borrower was in compliance with all covenants under the credit facility. The credit facility restricts the amount of dividends the Borrower can pay; provided that the Borrower is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and the Borrower is in pro forma compliance with a maximum secured leverage ratio. At April 30, 2016, the Borrower would have met the conditions for paying dividends out of the available investment basket. All obligations under the credit facility are secured by substantially all the assets of the Borrower and any subsidiary guarantor, if any. All obligations under the facility are unconditionally guaranteed by, subject to certain exceptions, by Francesca’s LLC and each of the Borrower’s existing and future direct and indirect wholly-owned domestic subsidiaries.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

6.	Stock-based Compensation

Stock-based compensation cost is measured at the grant date fair value and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company estimates forfeitures for grants that are not expected to vest. The stock-based compensation cost was $1.1 million and $0.8 million in the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively. See Note 9, “Subsequent Events” for additional information.

The Company granted approximately 358,000 and 115,000 target shares of performance-based restricted stock to certain executives and key employees during the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively. Awards are considered “granted” when the performance goals related to those awards have been established.  The number of shares that may ultimately vest will equal 0% to 150% of the target shares subject to the achievement of pre-established performance goals during the applicable performance period and the employees’ continued employment through the third year anniversary of the date on which the award was originally approved by the Compensation Committee.

In connection with the performance-based restricted stock awards, the Company recognized approximately $0.4 million and $0.1 million of stock-based compensation costs in the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively.

7.	Share Repurchases

On September 3, 2013, the Company’s Board of Directors authorized a $100.0 million share repurchase program (“Previous Repurchase Plan”) commencing on the same date.  This authorization has no expiration date.  Under the repurchase program, purchases can be made from time to time in the open market, in privately negotiated transactions, under Rule 10b5-1 plans or through other available means.  The specific timing and amount of the repurchases is dependent on market conditions, securities law limitations and other factors.   The cost of repurchased shares is presented as treasury stock in the unaudited consolidated balance sheets.  As of April 30, 2016, repurchases can no longer be made under the Previous Repurchase Plan as the authorized amount was fully exhausted as of that date.

On March 15, 2016, the Company’s Board of Directors authorized an additional $100.0 million share repurchase program (“New Repurchase Plan”) to commence immediately. This authorization is in addition to the Company’s Previous Repurchase Plan and has the same features as described above. No repurchases were made under the New Repurchase Plan during the thirteen weeks ended April 30, 2016.

During the thirteen weeks ended April 30, 2016, the Company repurchased approximately 925,000 shares of its common stock at a cost of approximately $16.8 million or an average price (including brokers’ commission) of $18.16 per share under the Previous Repurchase Plan. No common stock repurchases were made in the thirteen weeks ended May 2, 2015.

8.	Commitments and Contingencies

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

Minimum future rental payments under non-cancellable operating leases as of April 30, 2016, are as follows:

Fiscal year	Amount
(In thousands)
Remainder of 2016	$30,898
2017	40,815
2018	39,390
2019	36,618
2020	30,759
Thereafter	73,292
$251,772

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

Legal Proceedings

The Company, from time to time, is subject to various claims and legal proceedings, including employment claims, wage and hour claims, intellectual property claims, contractual and commercial disputes and other matters that arise in the ordinary course of business.  While the outcome of any such claim cannot be predicted with certainty, the Company does not believe that the outcome of these matters will have a material adverse effect on the Company’s business, results of operations or financial condition.

9.	Subsequent Events

Subsequent to the end of the quarter through May 31, 2016, the Company repurchased 728,000 shares of its common stock at a cost of approximately $9.5 million or an average price (including brokers’ commission) of $13.05 per share and remaining balance available for future purchases of approximately $90.5 million under the New Repurchase Plan.

On May 15, 2016, Michael W. Barnes resigned from his positions as Chairman, President and Chief Executive Officer of the Company. As a result of such resignation, the following outstanding and unvested stock-based awards previously granted to him were forfeited.

•	Market- and service-based employee stock option providing Mr. Barnes with the right to purchase 1.0 million shares of the Company’s common stock granted in connection with his appointment as Chairman, President and CEO of the Company in December 2014, and
•	Performance-and service-based restricted stock awards providing Mr. Barnes with the contingent right to receive approximately 0.3 million shares of the Company’s common stock (based on the target number of shares for performance periods that have not yet been completed and the number of earned shares for awards that relate to completed performance periods and are subject only to time-based vesting).

This resulted in the reversal of approximately $2.6 million of previously accrued stock-based compensation expense related to these unvested awards that will be recognized in the second quarter of fiscal year 2016.

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. These risks and uncertainties include, but are not limited to, the following: the risk that we cannot anticipate, identify and respond quickly to changing fashion trends and customer preferences; our ability to attract a sufficient number of customers to our boutiques or sell sufficient quantities of our merchandise through our ecommerce business; our ability to successfully open and operate new boutiques each year; our ability to efficiently source and distribute additional merchandise quantities necessary to support our growth, and our ability to attract and integrate a new President and Chief Executive Officer. For additional information regarding these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward looking statements, please refer to “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 and filed with the Securities and Exchange Commission (“SEC”) on March 25, 2016, Part II, Item 1A. “Risk Factors” contained in this Quarterly Report on Form 10-Q and any risk factors contained in subsequent Quarterly Reports on Form 10-Q we file with the SEC.

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

francesca’s® is a growing specialty retailer which operates a nationwide-chain of boutiques providing customers a unique, fun and personalized shopping experience. The merchandise assortment is a diverse and balanced mix of apparel, jewelry, accessories and gifts and home. As of April 30, 2016, francesca’s ® operated 637 boutiques in 48 states and the District of Columbia and also served its customers through www.francescas.com, its website. The information contained on our website is not incorporated by reference into this Quarterly Report on Form 10-Q and you should not consider information contained on our website to be part of this Quarterly Report on Form 10-Q.

Our net sales increased 12% to $106.1 million in the thirteen weeks ended April 30, 2016 from $95.0 million in the thirteen weeks ended May 2, 2015. Over the same period, income from operations decreased by 4% to $11.5 million from $11.9 million. Net income decreased 2% to $7.1 million, or $0.18 per diluted share, in the first quarter of fiscal year 2016 compared to net income of $7.2 million, or $0.17 per diluted share, in the comparable prior year period.

We have increased our boutique count to 637 boutiques as of April 30, 2016 from 589 boutiques as of May 2, 2015. We plan to open approximately 28 to 38 boutiques and close four to nine underperforming boutiques during the remainder of the fiscal year.

Recent Developments

On May 15, 2016, Michael W. Barnes resigned from his positions as Chairman, President and Chief Executive Officer of the Company. As a result of such resignation, each of Mr. Barnes’ then-outstanding and unvested equity awards were forfeited. This resulted in the reversal of approximately $2.6 million previously recognized stock-based compensation expense related to those unvested awards that will be recognized in the second quarter of fiscal year 2016. On May 16, 2016, the Board of Directors appointed Richard Kunes, a member of the Board of Directors, to serve as the Company’s Interim Chairman, President and Chief Executive Officer effective immediately.

We are in the early stages of deploying a new technology suite of systems to enhance our omni-channel and customer engagement capabilities as part of our previously disclosed Vision 2020 strategy. This includes replacing our legacy point-of-sale system and introduction of a new order management system and a new customer relationship management system. The point-of-sale system is expected to be implemented during fiscal year 2017. Throughout the installation and stabilization of these new systems, we will continue to run our existing platform to ensure continuity during the conversion process. We expect that these new systems will enhance our visibility into our customers’ preferences, products and supply chain resulting in improved customer service, improved operational efficiency, enhanced management analytics and increased synergies between our ecommerce and our boutique channels.

Results of Operations

The following represents operating data for the thirteen weeks ended April 30, 2016 and May 2, 2015.

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Net sales growth for period	12%	11%
Comparable sales result for period(1)	2%	(2)%
Number of boutiques open at end of period	637	589
Net sales per average square foot for period(2)	$124	$125
Average square feet per boutique(3)	1,367	1,355
Total gross square feet at end of period	871,000	798,000

1)	A boutique is included in comparable sales on the first day of the fifteenth full month following the boutique’s opening. When a boutique that is included in comparable sales is relocated, we continue to consider sales from that boutique to be comparable sales. If a boutique is closed for thirty days or longer for a remodel or as a result of weather damage, fire or the like, we no longer consider sales from that boutique to be comparable sales. If a boutique is permanently closed, we exclude sales from that boutique from comparable sales on the first day of the fiscal month that it did not register full month of sales. Comparable sales include our ecommerce sales.
2)	Net sales per average square foot are calculated by dividing net sales for the period by the average square feet during the period. Because of our growth, for purposes of providing net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. For individual quarterly periods, average square feet is calculated as the sum of total gross square feet at the beginning and end of the period divided by two. There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.
3)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques at the end of the period.

Boutique Count

The following table summarizes the number of boutiques open at the beginning and end of the periods indicated.

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Number of boutiques open at beginning of period	616	539
Boutiques added	22	50
Boutiques closed	(1)	-
Number of boutiques open at the end of period	637	589

Thirteen Weeks Ended April 30, 2016 Compared to Thirteen Weeks Ended May 2, 2015

	Thirteen Weeks Ended
	April 30, 2016		May 2, 2015		Variance
	In USD	As a % of Net Sales (1)	In USD	As a % of Net Sales (1)	In USD	%	Basis Points
	(In thousands, except percentages)
Net sales	$106,113	100.0%	$95,011	100.0%	$11,102	12%	-
Cost of goods sold and occupancy costs	56,983	53.7%	50,118	52.7%	6,865	14%	100
Gross profit	49,130	46.3%	44,893	47.3%	4,237	9%	(100)
Selling, general and administrative expenses	37,666	35.5%	33,003	34.7%	4,663	14%	80
Income from operations	11,464	10.8%	11,890	12.5%	(426)	(4)%	(170)
Interest expense	(109)	(0.1)%	(110)	(0.1)%	1	1%	-
Other expense	-	0.0%	(66)	(0.1)%	66	100%	10
Income before income tax expense	11,355	10.7%	11,714	12.3%	(359)	(3)%	(160)
Income tax expense	4,274	4.0%	4,473	4.7%	(199)	(4)%	(70)
Net income	$7,081	6.7%	$7,241	7.6%	$(160)	(2)%	(90)
1)	Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales increased 12% to $106.1 million in the thirteen weeks ended April 30, 2016 from $95.0 million in the thirteen weeks ended May 2, 2015. This increase was due to the 2% increase in comparable sales driven by the increase in the number of transactions at the boutique and on-line as well as the opening of 48 net new boutiques since the comparable prior year period. Ecommerce comparable sales increased 38% to $5.2 million driven by higher website traffic and conversion rates. There were 536 comparable boutiques and 101 non-comparable boutiques open at April 30, 2016 compared to 457 and 132, respectively, at May 2, 2015.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 14% to $57.0 million in the thirteen weeks ended April 30, 2016 from $50.1 million in the thirteen weeks ended May 2, 2015. Cost of merchandise and freight expenses increased by $4.5 million driven by the increased sales volume. Occupancy costs increased by $2.4 million due to the increase in the number of boutiques in operation during the thirteen weeks ended April 30, 2016 compared to the same prior year period. As a percentage of net sales, cost of goods sold and occupancy costs increased to 53.7% in the thirteen weeks ended April 30, 2016 from 52.7% in the thirteen weeks ended May 2, 2015 due to a 60 basis points decrease in merchandise margin and 30 basis points deleveraging of occupancy costs. The decrease in merchandise margin was due to increased markdowns and promotional activity compared to the same period last year as well as a sales mix change to lower margin categories. This decrease was partially offset by a lower amount of slow-moving inventory disposal.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 14% to $37.7 million in the thirteen weeks ended April 30, 2016 from $33.0 million in the thirteen weeks ended May 2, 2015. This change was primarily due to a $3.5 million increase in corporate and boutique payroll expense to support the larger boutique base and strategic initiatives. Additionally, stock-based compensation expense increased compared to last year in connection with the performance-based restricted stock awarded to certain executives and key employees in March 2016 aligning incentive compensation with the Vision 2020 plan. Professional fees were also higher in support of various strategic and operational initiatives. As a percentage of net sales, selling, general and administrative expense increased to 35.5% in the thirteen weeks ended April 30, 2016 as compared to 34.7% in the thirteen weeks ended May 2, 2015 due to deleveraging of expenses as the growth in expenses outpaced the growth in sales.

Income Tax Expense

Income tax expense decreased $0.2 million in the thirteen weeks ended April 30, 2016 compared to the thirteen weeks ended May 2, 2015 due to the decrease in pre-tax income over the same period. The effective tax rate of 37.6 % in the thirteen weeks ended April 30, 2016 was comparable to the effective tax rate of 38.2% in the thirteen weeks ended May 2, 2015.

Sales by Merchandise Department

	Thirteen Weeks Ended
	April 30, 2016		May 2, 2015
	In Dollars	As a % of Net Sales(2)	In Dollars	As a % of Net Sales(2)
	(in thousands, except percentages)
Apparel	$54,892	51.6%	$48,170	50.5%
Jewelry	24,062	22.6%	21,972	23.0%
Accessories	16,046	15.1%	15,379	16.1%
Gifts and home	11,327	10.7%	9,837	10.3%
Merchandise sales(1)	$106,327	100.0%	$95,358	100.0%
1)	Excludes gift card breakage income, shipping and change in return reserve.
2)	Percentage totals may not equal the sum of the components due to rounding.

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

We were in compliance with all covenants under our revolving credit facility as of April 30, 2016. On April 30, 2016, we had $35.4 million of cash and cash equivalents and $75.0 million in borrowing availability under our revolving credit facility. There were no letters of credit outstanding at April 30, 2016.

We expect that our cash flow from operations along with borrowings under our revolving credit facility and tenant allowances for new boutiques will be sufficient to fund capital expenditures and our working capital requirements for at least the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
	(In thousands)
Provided by operating activities	$1,899	$15,596
Used in investing activities	(5,117)	(8,721)
(Used in) provided by financing activities	(17,585)	173

Net (decrease) increase in cash and cash equivalents	$(20,803)	$7,048

Operating Activities

Operating activities consist of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords. Net cash provided by operating activities was $1.9 million and $15.6 million in each of the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively. The decrease in cash provided by operating activities in the current quarter compared to last year was primarily due to timing of payments for inventory purchases, payroll and income taxes as well as an increase in landlord incentives and deferred rent in connection with new boutiques.

Investing Activities

Investing activities consist primarily of capital expenditures for new boutiques, improvements to existing boutiques, as well as investments in information technology and our distribution facility.

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
	(In thousands)
Capital expenditures for:
New boutiques	$4,132	$7,171
Existing boutiques	745	1,054
Technology	180	377
Corporate and distribution	64	119
	$5,121	$8,721

Our total capital expenditures for the thirteen weeks ended April 30, 2016 and May 2, 2015 were $5.1 million and $8.7 million, respectively, with new boutiques accounting for most of our spending at $4.1 million and $7.2 million, respectively. Spending for new boutiques included amounts associated with boutiques that will open subsequent to the end of each fiscal quarter. We opened 22 boutiques in the thirteen weeks ended April 30, 2016 compared to 50 boutiques in the thirteen weeks ended May 2, 2015. The average cost of the leasehold improvements, equipment, furniture and fixtures, excluding tenant allowances which are reflected in operating cash flows, for new boutiques opened in the thirteen weeks ended April 30, 2016 and May 2, 2015 was $225,000 and $208,000, respectively. The average tenant allowance per new boutique in the thirteen weeks ended April 30, 2016 and May 2, 2015 was $69,000 and $87,000, respectively. The decrease in the average tenant allowances was due to opening more boutiques in non-mall locations in the current period as compared to the prior year period. Tenant allowances are amortized as a reduction in rent expense over the term of the lease. The average collection period for these allowances is approximately six months after boutique opening. As a result, we fund the cost of new boutiques with cash flow from operations, build-out allowances from our landlords, or borrowings under our revolving credit facility. Our spending for existing boutiques totaled $0.7 million and $1.1 million during the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively. The majority of the amount spent in the current period was used in remodeling or relocating five boutiques while the prior year amount was spent on upgrading display fixtures and equipment across many of our boutiques.

Management anticipates that capital expenditures for the remainder of fiscal year 2016 will be approximately $22.9 million to $25.9 million. The majority of this amount will be spent on new and existing boutiques as well as investments in our technology systems.

Financing Activities

Financing activities consist of borrowings and payments under our revolving credit facility, repurchases of our common stock, and proceeds from the exercise of stock options and the related tax consequence.

Net cash used in financing activities totaled $17.6 million during the thirteen weeks ended April 30, 2016 which consists of $17.8 million repurchases of common stock and $0.2 million proceeds from stock option exercises and the related tax benefit. Net cash provided by financing activities totaled $0.2 million during the thirteen weeks ended May 2, 2015 which consists of proceeds from stock option exercises and the related tax benefit.

Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc. (the “Borrower”), as borrower, and its parent company, Francesca's LLC, a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto. The credit facility provides capacity of $75.0 million (including up to $10.0 million for letters of credit) and matures on August 30, 2018. The facility also contains an option permitting the Borrower, subject to certain requirements and conditions, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event the Borrower has certain indebtedness outstanding. At April 30, 2016, no amounts or letters of credit were outstanding under the credit facility.

The credit facility contains customary events of default and requires the Borrower to comply with certain financial covenants. As of April 30, 2016, the Borrower was in compliance with all covenants under the credit facility. The credit facility restricts the amount of dividends the Borrower can pay; provided that the Borrower is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and the Borrower is in pro forma compliance with a maximum secured leverage ratio. At April 30, 2016, the Borrower would have met the conditions for paying dividends out of the available investment basket. All obligations under the credit facility are secured by substantially all the assets of the Borrower and any subsidiary guarantor, if any. All obligations under the facility are unconditionally guaranteed by, subject to certain exceptions, by Francesca’s LLC and each of the Borrower’s existing and future direct and indirect wholly-owned domestic subsidiaries.

Share Repurchase Program

For information regarding our share repurchase program, please refer to Notes 7 and 9 to our unaudited consolidated financial statements included in Part I of this report, which is incorporated herein by reference.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 1 to the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016. As of April 30, 2016, there were no significant changes to any of our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, please refer to Note 1 to our unaudited consolidated financial statements included in Part I of this Report, which is incorporated herein by reference.

Contractual Obligations

There were no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, other than those which occur in the normal course of business.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows could be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future. At April 30, 2016, no amounts or letters of credit were outstanding under the Second Amended and Restated Credit Agreement.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2016.

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2016 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various claims and legal proceedings, including employment claims, wage and hour claims, intellectual property claims, contractual and commercial disputes and other matters that arise in the ordinary course of business. While the outcome of these and other claims cannot be predicted with certainty, we do not believe that the outcome of these matters will have a material adverse effect on our business, results of operations or financial condition.

ITEM 1A. RISK FACTORS

The following risk factor and other information included in this Quarterly Report should be carefully considered. Other than this risk factor, there have been no material changes to our risk factors as previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 and filed with the SEC on March 25, 2016.

We depend on our senior management personnel and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.

Our future success is substantially dependent on the continued service of our senior management. On May 15, 2016, Mr. Michael W. Barnes resigned from his positions as Chairman, President and Chief Executive Officer of the Company. Our business could be adversely affected if we are unable to find a suitable permanent replacement for Mr. Barnes or if the search for such replacement is not completed timely. The loss of services of one or more of our other named executive officers could impair our ability to manage our business effectively and could have an adverse effect on our business, as we may not be able to find suitable individuals to replace them on a timely basis or at all. In addition, any additional departures of key personnel could be viewed in a negative light by investors and analysts, which could cause our common stock price to decline. We do not maintain key person insurance on any employee.

In addition to these key employees, we have other employees in positions, including those employees responsible for our merchandising and operations departments that, if vacant, could cause a temporary disruption in our business until such positions are filled.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provide information about the Company’s share repurchase activity during the thirteen weeks ended April 30, 2016.

Period (1)	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of a publicly announced plans or programs (3)(4)	Approximate dollar value of shares that may yet be purchased under the plans or programs

January 31, 2016 – February 27, 2016	351,775	$17.88	351,775	$10,497,785
February 28, 2016 – April 2, 2016	416,831	$18.37	416,831	$102,847,641
April 3, 2016 – April 30, 2016	156,323	$18.23	156,323	$100,000,000

Total	924,929	$18.16	924,929

(1)	Periodic information is presented by reference to our fiscal monthly periods during the first quarter of fiscal year 2016.
(2)	Average price paid per share includes brokers’ commission.
(3)	On September 3, 2013, the Company's Board of Directors authorized a $100 million share repurchase program (“Previous Repurchase Plan”) commencing on the same date. These authorization has no expiration date. Under the repurchase program, purchases can be made from time to time through open market purchases, in privately negotiated transactions, under a Rule 10b5-1 plans or through other available means. The specific timing and amount of repurchases is dependent on market conditions, securities law limitations and other factors.
(4)	On March 15, 2016, the Company’s Board of Directors authorized an additional $100 million share repurchase program (“New Repurchase Plan”) commencing on the same date. This authorization is in addition to the Company’s Previous Repurchase Plan and has the same features described in footnote 3 above.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1+	Employment Letter Agreement, dated March 23, 2016, between Francesca’s Collections, Inc., Francesca’s Services Corporation, Francesca’s Holdings Corporation and Kelly M. Dilts. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Francesca’s Holdings Corporation on March 25, 2016)

10.2*+	Francesca’s Holdings Corporation 2015 Executive Bonus Plan

10.3*+	Form of Restricted Stock Award Agreement

31.1*	Certification of Interim Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1**	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of April 30, 2016, January 30, 2016 and May 2, 2015, (ii) the Unaudited Consolidated Statements of Operations for the thirteen weeks ended April 30, 2016 and May 2, 2015, (iii) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the thirteen weeks ended April 30, 2016, (iv) Unaudited Consolidated Statements of Cash Flows for the thirteen weeks ended April 30, 2016 and May 2, 2015 and (v) the Notes to the Unaudited Consolidated Financial Statements.

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or compensatory plan or arrangement.

___________________________

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Francesca’s Holdings Corporation
(Registrant)

Date: June 9, 2016	/s/ Kelly Dilts
Kelly Dilts
Chief Financial Officer (duly authorized officer and Principal Financial and Accounting Officer)