Form 10-Q
period 2016-07-30
Francesca's Holdings CORP
filed 2016-09-07
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 30, 2016

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

The registrant had 37,919,724 shares (excluding 7,998,572 of treasury stock) of its common stock outstanding as of August 15, 2016.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Francesca’s Holdings Corporation

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	July 30, 2016	January 30, 2016	August 1, 2015
ASSETS
Current assets:
Cash and cash equivalents	$26,021	$56,224	$48,840
Accounts receivable	10,791	9,580	9,061
Inventories	32,667	31,541	33,642
Deferred income taxes	6,728	6,411	5,537
Prepaid expenses and other current assets	6,715	7,013	5,915
Total current assets	82,922	110,769	102,995
Property and equipment, net	80,225	77,894	80,176
Deferred income taxes	4,640	3,847	5,426
Other assets, net	1,296	1,067	1,677

TOTAL ASSETS	$169,083	$193,577	$190,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,620	$14,305	$13,301
Accrued liabilities	14,327	16,328	13,465
Total current liabilities	30,947	30,633	26,766
Landlord incentives and deferred rent	38,673	36,552	37,404
Total liabilities	69,620	67,185	64,170

Commitments and contingencies

Stockholders’ equity:
Common stock - $0.01 par value, 80.0 million shares authorized; 45.9 million, 45.9 million and 45.5 million shares issued at July 30, 2016, January 30, 2016 and August 1, 2015, respectively.	459	459	455
Additional paid-in capital	106,916	107,693	105,843
Retained earnings	119,228	101,556	79,949
Treasury stock, at cost – 8.0 million, 4.8 million and 3.2 million shares at July 30, 2016, January 30, 2016 and August 1, 2015, respectively.	(127,140)	(83,316)	(60,143)
Total stockholders’ equity	99,463	126,392	126,104

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$169,083	$193,577	$190,274

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	$115,260	$106,033	$221,373	$201,044
Cost of goods sold and occupancy costs	61,323	55,725	118,306	105,843
Gross profit	53,937	50,308	103,067	95,201
Selling, general and administrative expenses	36,815	35,133	74,481	68,136
Income from operations	17,122	15,175	28,586	27,065
Interest expense	(113)	(112)	(222)	(222)
Other income (expense)	39	(54)	39	(120)
Income before income tax expense	17,048	15,009	28,403	26,723
Income tax expense	6,457	5,705	10,731	10,178
Net income	$10,591	$9,304	$17,672	$16,545

Basic earnings per common share	$0.27	$0.22	$0.45	$0.39
Diluted earnings per common share	$0.27	$0.22	$0.45	$0.39

Weighted average shares outstanding:
Basic shares	38,664	42,332	39,474	42,318
Diluted shares	38,755	42,433	39,580	42,425

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional		Treasury	Total
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings	Stock, at cost	Stockholders' Equity
Balance, January 30, 2016	41,095	$459	$107,693	$101,556	$(83,316)	$126,392
Net income	-	-	-	17,672	-	17,672
Stock-based compensation	-	-	(857)	-	-	(857)
Restricted stocks issued, net of forfeitures	40	-	-	-	-	-
Stock options exercised	28	-	280	-	-	280
Tax effect of stock-based compensation	-	-	(200)	-	-	(200)
Repurchases of common stock	(3,243)	-	-	-	(43,824)	(43,824)
Balance, July 30, 2016	37,920	$459	$106,916	$119,228	$(127,140)	$99,463

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015
Cash Flows Provided by Operating Activities:
Net income	$17,672	$16,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,482	8,000
Stock-based compensation expense	(857)	1,591
Excess tax benefit from stock-based compensation	(6)	(61)
Loss on sale of assets	155	282
Deferred income taxes	(1,315)	(3,940)
Changes in operating assets and liabilities:
Accounts receivable	(1,205)	3,279
Inventories	(1,126)	(9,841)
Prepaid expenses and other assets	(55)	86
Accounts payable	2,599	2,466
Accrued liabilities	(2,001)	1,561
Landlord incentives and deferred rent	2,121	4,527
Net cash provided by operating activities	25,464	24,495

Cash Flows Used in Investing Activities:
Purchases of property and equipment	(11,149)	(14,959)
Other	8	3
Net cash used in investing activities	(11,141)	(14,956)

Cash Flows (Used in) Provided by Financing Activities:
Proceeds from the exercise of stock options	280	169
Excess tax benefit from stock-based compensation	6	61
Repurchases of common stock	(44,812)	-
Net cash (used in) provided by financing activities	(44,526)	230

Net (decrease) increase in cash and cash equivalents	(30,203)	9,769
Cash and cash equivalents, beginning of year	56,224	39,071
Cash and cash equivalents, end of period	$26,021	$48,840

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$9,175	$8,335
Interest paid	$95	$94

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Francesca’s Holdings Corporation is a holding company incorporated in 2007 under the laws of the State of Delaware whose business operations are conducted through its subsidiaries.  Unless the context otherwise requires, the “Company,” refers to Francesca’s Holdings Corporation and its consolidated subsidiaries. The Company operates a nationwide-chain of boutiques providing its customers with a unique, fun and personalized shopping experience. The Company offers a diverse and balanced mix of apparel, jewelry, accessories and gifts at attractive values. At July 30, 2016, the Company operated 652 boutiques, which are located in 48 states throughout the United States and the District of Columbia, and its ecommerce website.

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

Fiscal Year

The Company maintains its accounts on a 52- or 53-week year ending on the Saturday closest to January 31st. Fiscal years 2016 and 2015 each include 52 weeks of operations. The fiscal quarters ended July 30, 2016 and August 1, 2015 refer to the thirteen week periods ended as of those dates. The year-to-date periods ended July 30, 2016 and August 1, 2015 refer to the twenty-six week periods ended as of those dates.

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

In May 2014 the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This pronouncement requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods and services. In August 2015, the FASB deferred the effective date of ASU 2014-09. Accordingly, this standard is effective for reporting periods beginning on or after December 15, 2017, including interim periods within that fiscal year, with early adoption permitted for interim and annual periods beginning on or after December 15, 2016. Since the original issuance of ASU 2014-09, the FASB has issued several amendments and updates to this guidance, and additional amendments and updates are currently being considered by the FASB. The Company is currently evaluating the impact of adopting the new guidance, along with the related amendments and updates, on the consolidated financial statements.

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

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	(in thousands, except per share data)
Numerator:
Net income	$10,591	$9,304	$17,672	$16,545

Denominator:
Weighted-average common shares outstanding - basic	38,664	42,332	39,474	42,318
Options and other dilutive securities	91	101	106	107
Weighted-average common shares outstanding - diluted	38,755	42,433	39,580	42,425

Per common share:
Basic earnings per common share	$0.27	$0.22	$0.45	$0.39
Diluted earnings per common share	$0.27	$0.22	$0.45	$0.39

Potentially issuable shares under the Company’s stock-based compensation plans amounting to approximately 0.4 million and 0.3 million shares in the thirteen and twenty-six weeks ended July 30, 2016, respectively, and 0.4 million and 0.5 million shares in the thirteen and twenty-six weeks ended August 1, 2015, respectively, were excluded in the computation of diluted weighted-average common shares outstanding due to their anti-dilutive effect. The Company also excluded contingently issuable performance-based awards totaling 0.2 million shares in each of the thirteen and twenty-six weeks ended July 30, 2016 and 1.1 million shares in each of the thirteen and twenty-six weeks ended August 1, 2015 from the computation of diluted earnings per share because the pre-established goals had not been satisfied as of the end of each period.

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

The provision for income taxes is based on the Company’s current estimate of the annual effective tax rate. The effective income tax rates for the thirteen and twenty-six weeks ended July 30, 2016 were 37.9% and 37.8%, respectively. The effective income tax rates for the thirteen and twenty-six weeks ended August 1, 2015 were 38.0% and 38.1%, respectively. The difference between our effective tax rate and federal statutory tax rate is primarily related to state income taxes.

5.	Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc. (the “Borrower”), as borrower, and its parent company, Francesca’s LLC, a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto. The credit facility provides capacity of $75.0 million (including up to $10.0 million for letters of credit) and matures on August 30, 2018.  The facility also contains an option permitting the Borrower, subject to certain requirements and conditions, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event the Borrower has certain indebtedness outstanding.  At July 30, 2016, no borrowings or letters of credit were outstanding under the credit facility.

The credit facility contains customary events of default and requires the Borrower to comply with certain financial covenants. As of July 30, 2016, the Borrower was in compliance with all covenants under the credit facility. The credit facility restricts the amount of dividends the Borrower can pay; provided that the Borrower is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and the Borrower is in pro forma compliance with a maximum secured leverage ratio. At July 30, 2016, the Borrower would have met the conditions for paying dividends out of the available investment basket. All obligations under the credit facility are secured by substantially all the assets of the Borrower and any subsidiary guarantor, if any. All obligations under the facility are unconditionally guaranteed by, subject to certain exceptions, by Francesca’s LLC and each of the Borrower’s existing and future direct and indirect wholly-owned domestic subsidiaries.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

6.	Stock-based Compensation

Stock-based compensation cost is measured at the grant date fair value and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company estimates forfeitures for grants that are not expected to vest. The Company recognized $1.9 million and $0.9 million net reversal of stock-based compensation expense in the thirteen and twenty-six weeks ended July 30, 2016, respectively, and $0.8 million and $1.6 million of stock-based compensation expense in the thirteen and twenty-six weeks ended August 1, 2015, respectively. The net reversal of stock-based compensation expense during the thirteen and twenty-six weeks ended July 30, 2016 was associated with the resignation of the Company’s Chairman, President and Chief Executive Officer (“CEO”) discussed below.

Resignation of the Chairman, President and Chief Executive Officer

On May 15, 2016, Michael W. Barnes resigned from his positions as Chairman, President and CEO of the Company. As a result of such resignation, the following outstanding and unvested stock-based awards previously granted to him were forfeited.

•	Market- and service-based employee stock options providing Mr. Barnes with the right to purchase 1.0 million shares of the Company’s common stock granted in connection with his appointment as Chairman, President and CEO of the Company in December 2014; and
•	Performance-and service-based restricted stock awards providing Mr. Barnes with the contingent right to receive 0.3 million shares of the Company’s common stock (based on the target number of shares for performance periods that have not yet been completed and the number of earned shares for awards that relate to completed performance periods and are subject only to time-based vesting).

The resignation of Mr. Barnes resulted in the reversal of $2.6 million of previously accrued stock-based compensation expense related to these unvested awards. This reversal was recorded during the thirteen weeks ended July 30, 2016.

Performance-based restricted stock awards

The Company granted approximately 358,000 and 115,000 target shares of performance-based restricted stock to certain executives and key employees in March 2016 and March 2015, respectively. Awards are considered “granted” when the performance goals related to those awards have been established.  The number of shares that may ultimately vest will equal 0% to 150% of the target shares subject to the achievement of pre-established performance goals during the applicable performance period and the employees’ continued employment through the third year anniversary of the date on which the award was originally approved by the Compensation Committee.

In connection with the performance-based restricted stock awards, the Company recognized $0.2 million net reversal of stock-based compensation expense in the thirteen weeks ended July 30, 2016 and $0.2 million of stock-based compensation expense in the twenty-six weeks ended July 30, 2016. The net reversal of stock-based compensation expense was associated with the resignation of the Company’s Chairman, President and CEO discussed above. The stock-based compensation expense in each of the thirteen and twenty-six weeks ended August 1, 2015 totaled $0.2 million.

7.	Share Repurchases

On September 3, 2013, the Company’s Board of Directors authorized a $100.0 million share repurchase program (“Previous Repurchase Plan”) commencing on the same date.  In April 2016, the authorized amount was fully exhausted.

On March 15, 2016, the Company’s Board of Directors authorized an additional $100.0 million share repurchase program (“New Repurchase Plan”), which commenced immediately upon the exhaustion of the Previous Repurchase Plan. This authorization has no expiration date.  Under the New Repurchase Plan, purchases can be made from time to time in the open market, in privately negotiated transactions, under Rule 10b5-1 plans or through other available means.  The specific timing and amount of the repurchases is dependent on market conditions, securities law limitations and other factors.

During the thirteen weeks ended July 30, 2016, the Company repurchased 2.3 million shares of its common stock at a cost of $27.0 million or an average price (including brokers’ commission) of $11.66 per share. During the twenty-six weeks ended July 30, 2016, the Company repurchased 3.2 million shares of its common stock at a cost of $43.8 million or an average price (including brokers’ commission) of $13.51 per share. No common stock repurchases were made in the thirteen and twenty-six weeks ended August 1, 2015. The cost of repurchased shares is presented as treasury stock in the unaudited consolidated balance sheets.

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

Minimum future rental payments under non-cancellable operating leases as of July 30, 2016, are as follows:

Fiscal year	Amount
(In thousands)
Remainder of 2016	$21,046
2017	42,329
2018	41,025
2019	38,328
2020	32,502
Thereafter	82,430
$257,660

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. These risks and uncertainties include, but are not limited to, the following: the risk that we cannot anticipate, identify and respond quickly to changing fashion trends and customer preferences; our ability to attract a sufficient number of customers to our boutiques or sell sufficient quantities of our merchandise through our ecommerce business; our ability to successfully open and operate new boutiques each year; our ability to efficiently source and distribute additional merchandise quantities necessary to support our growth, and our ability to attract and integrate a new President and Chief Executive Officer. For additional information regarding these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward looking statements, please refer to “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 and filed with the Securities and Exchange Commission (“SEC”) on March 25, 2016, Part II, Item 1A. “Risk Factors” contained in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 and any risk factors contained in subsequent Quarterly Reports on Form 10-Q or other filings we file with the SEC.

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

Overview

Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” “us” and “francesca’s®” refer to Francesca’s Holdings Corporation and its consolidated subsidiaries.

francesca’s® is a growing specialty retailer which operates a nationwide-chain of boutiques providing customers a unique, fun and personalized shopping experience. The merchandise assortment is a diverse and balanced mix of apparel, jewelry, accessories and gifts. As of July 30, 2016, francesca’s ® operated 652 boutiques in 48 states and the District of Columbia and also served its customers through www.francescas.com, its ecommerce website. The information contained on our ecommerce website is not incorporated by reference into this Quarterly Report on Form 10-Q and you should not consider information contained on our ecommerce website to be part of this Quarterly Report on Form 10-Q.

During the thirteen weeks ended July 30, 2016, our net sales increased 9% to $115.3 million from $106.0 million, income from operations increased by 13% to $17.1 million from $15.2 million and net income increased 14% to $10.6 million, or $0.27 per diluted share based on 38.8 million weighted average diluted shares outstanding, from $9.3 million, or $0.22 per diluted share based on 42.4 million weighted average diluted shares outstanding, over the comparable prior year period. During the twenty-six weeks ended July 30, 2016, our net sales increased 10% to $221.4 million from $201.0 million, income from operations increased by 6% to $28.6 million from $27.1 million and net income increased 7% to $17.7 million, or $0.45 per diluted share based on 39.6 million weighted average diluted shares outstanding, from $16.5 million, or $0.39 per diluted share based on 42.4 million weighted average diluted shares outstanding, over the comparable prior year period.

We increased our boutique count to 652 boutiques as of July 30, 2016 from 608 boutiques as of August 1, 2015. We plan to open approximately 14 to 24 boutiques and close one to five during the remainder of the fiscal year.

On May 15, 2016, Michael W. Barnes resigned from his positions as Chairman, President and Chief Executive Officer (“CEO”) of the Company. As a result of such resignation, each of Mr. Barnes’ then-outstanding and unvested equity awards were forfeited. This forfeiture resulted in the reversal of $2.6 million of previously recognized stock-based compensation expense related to those unvested awards recorded during the second quarter of fiscal year 2016. Additionally, we incurred $0.6 million of professional expenses in connection with the related search process during the same period. On May 16, 2016, the Board of Directors appointed Richard Kunes, a member of the Board of Directors, to serve as the Company’s Interim Chairman, President and Chief Executive Officer effective immediately.

We are in the early stages of deploying a new technology suite of systems to enhance our omni-channel and customer engagement capabilities as part of our long-term strategic plan. This includes replacing our legacy point-of-sale system and introduction of a new order management system and a new customer relationship management system. The point-of-sale system is expected to be implemented during fiscal year 2017. Throughout the installation and stabilization of these new systems, we will continue to run our existing platform to ensure continuity during the conversion process. We expect that these new systems will enhance our visibility into our customers’ preferences, products and supply chain resulting in improved customer service, improved operational efficiency, enhanced management analytics and increased synergies between our ecommerce and our boutique channels.

Results of Operations

The following represents operating data for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales growth for period	9%	9%	10%	10%
Comparable sales results for the period (1)	0%	(4)%	1%	(3)%
Number of boutiques open at end of period	652	608	652	608
Net sales per average square foot for period (2)	$130	$130	250	$256
Average square feet per boutique (3)	1,378	1,363	1,378	1,363
Total gross square feet at end of period	899,000	829,000	899,000	829,000
(1)	A boutique is included in comparable sales on the first day of the fifteenth full month following the boutique’s opening. When a boutique that is included in comparable sales is relocated, we continue to consider sales from that boutique to be comparable sales. If a boutique is closed for thirty days or longer for a remodel or as a result of weather damage, fire or the like, we no longer consider sales from that boutique to be comparable sales. If a boutique is permanently closed, we exclude sales from that boutique from comparable sales on the first day of the fiscal month that it did not register full month of sales. Comparable sales include our ecommerce sales.
(2)	Net sales per average square foot are calculated by dividing net sales for the period by the average square feet during the period. Because of our growth, for purposes of providing net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. For individual quarterly periods, average square feet is calculated as the sum of total gross square feet at the beginning and end of the period divided by two. For periods consisting of more than one fiscal quarter, average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.
(3)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.

 Boutique Count

The following table summarizes the number of boutiques open at the beginning and end of the periods indicated.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Number of boutiques open at beginning of period	637	589	616	539
Boutiques added	19	19	41	69
Boutiques closed	(4)	-	(5)	-
Number of boutiques open at the end of period	652	608	652	608

Thirteen Weeks Ended July 30, 2016 Compared to Thirteen Weeks Ended August 1, 2015

	Thirteen Weeks Ended
	July 30, 2016		August 1, 2015		Variance
	In USD	As a % of Net Sales (1)	In USD	As a % of Net Sales (1)	In USD	%	Basis Points
	(In thousands, except percentages and basis points)
Net sales	$115,260	100.0%	$106,033	100.0%	$9,227	9%	-
Cost of goods sold and occupancy costs	61,323	53.2%	55,725	52.6%	5,598	10%	60
Gross profit	53,937	46.8%	50,308	47.4%	3,629	7%	(60)
Selling, general and administrative expenses	36,815	31.9%	35,133	33.1%	1,682	5%	(120)
Income from operations	17,122	14.9%	15,175	14.3%	1,947	13%	60
Interest expense	(113)	(0.1)%	(112)	(0.1)%	(1)	(1)%	-
Other income (expense)	39	0.0%	(54)	(0.1)%	93	172%	10
Income before income tax expense	17,048	14.8%	15,009	14.2%	2,039	14%	60
Income tax expense	6,457	5.6%	5,705	5.4%	752	13%	20
Net income	$10,591	9.2%	$9,304	8.8%	$1,287	14%	40
(1)	Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales increased 9% to $115.3 million in the thirteen weeks ended July 30, 2016 from $106.0 million in the thirteen weeks ended August 1, 2015. This increase was due to the addition of 44 net new boutiques since the comparable prior year period. Our comparable sales were flat compared to the same period of the prior year as the increase in transaction count offset the decrease in average transaction value. Ecommerce comparable sales increased 37% to $4.8 million compared to the same prior year period driven by higher website traffic and conversion rates. There were 578 comparable boutiques and 74 non-comparable boutiques open at July 30, 2016 compared to 513 and 95, respectively, at August 1, 2015.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 10% to $61.3 million in the thirteen weeks ended July 30, 2016 from $55.7 million in the thirteen weeks ended August 1, 2015. Cost of merchandise and freight expenses increased by $3.6 million compared to the same period of the prior year primarily due to increased sales volume. Occupancy costs increased by $2.0 million due to the increase in the number of boutiques in operation during the thirteen weeks ended July 30, 2016 compared to the same period of the prior year.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 53.2% in the thirteen weeks ended July 30, 2016 from 52.6% in the thirteen weeks ended August 1, 2015, an unfavorable variance of 60 basis points. This change was driven by 30 basis points of lower merchandise margin and 30 basis points deleveraging of occupancy costs. The decrease in merchandise margin was primarily attributable to sales mix change to the lower margin categories.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 5% to $36.8 million in the thirteen weeks ended July 30, 2016 from $35.1 million in the thirteen weeks ended August 1, 2015. This increase was due to higher corporate and boutique payroll to support the larger boutique base and strategic initiatives, as well as an increase in marketing and depreciation expenses. The increase in marketing expense was due to the implementation of new marketing initiatives while the higher depreciation was due to continuing investments in technology and infrastructure. These increases were partially offset by a $2.0 million net benefit associated with the resignation of our CEO and the related search process. As a percentage of net sales, selling, general and administrative expense decreased to 31.9% in the thirteen weeks ended July 30, 2016 as compared to 33.1% in the thirteen weeks ended August 1, 2015 primarily due to the net benefit associated with the resignation of our CEO.

Income Tax Expense

The increase in provision for income taxes of $0.8 million in the thirteen weeks ended July 30, 2016 compared to the thirteen weeks ended August 1, 2015 was primarily due to the increase in pre-tax income. The effective tax rates were 37.9% and 38.0% in the thirteen weeks ended July 30, 2016 and August 1, 2015 respectively.

Twenty-Six Weeks Ended July 30, 2016 Compared to Twenty-Six Weeks Ended August 1, 2015

	Twenty-Six Weeks Ended
	July 30, 2016		August 1, 2015		Variance
	In USD	As a % of Net Sales (1)	In USD	As a % of Net Sales (1)	In USD	%	Basis Points
	(In thousands, except percentages and basis points)
Net sales	$221,373	100.0%	$201,044	100.0%	$20,329	10%	-
Cost of goods sold and occupancy costs	118,306	53.4%	105,843	52.6%	12,463	12%	80
Gross profit	103,067	46.6%	95,201	47.4%	7,866	8%	(80)
Selling, general and administrative expenses	74,481	33.6%	68,136	33.9%	6,345	9%	(30)
Income from operations	28,586	12.9%	27,065	13.5%	1,521	6%	(60)
Interest expense	(222)	(0.1)%	(222)	(0.1)%	-	-	-
Other income (expense)	39	0.0%	(120)	(0.1)%	159	132%	10
Income before income tax expense	28,403	12.8%	26,723	13.3%	1,680	6%	(50)
Income tax expense	10,731	4.8%	10,178	5.1%	553	5%	(30)
Net income	$17,672	8.0%	$16,545	8.2%	$1,127	7%	(20)
(1)	Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales increased 10% to $221.4 million in the twenty-six weeks ended July 30, 2016 from $201.0 million in the twenty-six weeks ended August 1, 2015. This increase is due to a 1% increase in comparable sales driven by the increase in transaction count at the boutiques and on-line as well as the addition of 44 net new boutiques since the comparable prior year period. Ecommerce comparable sales increased 38% to $10.1 million driven by higher website traffic and conversion rate. There were 578 comparable boutiques and 74 non-comparable boutiques open at July 30, 2016 compared to 513 and 95, respectively, at August 1, 2015.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 12% to $118.3 million in the twenty-six weeks ended July 30, 2016 from $105.8 million in the twenty-six weeks ended August 1, 2015. Cost of merchandise and freight expenses increased by $8.1 million compared to the same period of the prior year due to increased sales volume. Occupancy costs increased by $4.4 million due to the increase in the number of boutiques in operation during the twenty-six weeks ended July 30, 2016 compared to the same period of the prior year.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 53.4% in the twenty-six weeks ended July 30, 2016 from 52.6% in the twenty-six weeks ended August 1, 2015, an unfavorable variance of 80 basis points. This change was driven by 50 basis points of lower merchandise margin and 30 basis points deleveraging of occupancy costs. The decrease in merchandise margin was primarily attributable to a sales mix change to the lower margin categories.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 9% to $74.5 million in the twenty-six weeks ended July 30, 2016 from $68.1 million in the twenty-six weeks ended August 1, 2015. This increase was due to higher corporate and boutique payroll to support the larger boutique base and strategic initiatives, as well as an increase in marketing and depreciation expenses. The increase in marketing expense was due to the implementation of new marketing initiatives while the higher depreciation was due to continuing investments in technology and infrastructure. These increases were partially offset by a $2.0 million net benefit associated with the resignation of our CEO and the related search process. As a percentage of net sales, selling, general and administrative expense decreased to 33.6% in the twenty-six weeks ended July 30, 2016 as compared to 33.9% in the twenty-six weeks ended August 1, 2015 primarily due to the net benefit associated with the resignation of our CEO.

Income Tax Expense

The increase in provision for income taxes of $0.6 million in the twenty-six weeks ended July 30, 2016 compared to the twenty-six weeks ended August 1, 2015 was primarily due to the increase in pre-tax income. The effective tax rates were 37.8% and 38.1% in the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively.

Sales by Merchandise Department

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 30, 2016		August 1, 2015		July 30, 2016		August 1, 2015
	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales
	(in thousands, except percentages)
Apparel	$61,081	53.2%	$56,441	53.5%	$115,973	52.4%	$104,611	52.1%
Jewelry	25,368	22.1%	23,442	22.2%	49,430	22.4%	45,415	22.6%
Accessories	15,136	13.2%	14,537	13.8%	31,182	14.1%	29,891	14.9%
Gifts	13,209	11.5%	11,069	10.5%	24,536	11.1%	20,924	10.4%
Merchandise sales (1)	$114,794	100.0%	$105,489	100.0%	$221,121	100.1%	$200,841	100.0%
(1)	Excludes gift card breakage income, shipping and change in return reserve.

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

We were in compliance with all covenants under our revolving credit facility as of July 30, 2016. On July 30, 2016, we had $26.0 million of cash and cash equivalents and $75.0 million in borrowing availability under our revolving credit facility. There were no borrowings or letters of credit outstanding under our revolving credit facility at July 30, 2016.

We expect that our cash flow from operations along with borrowings under our revolving credit facility and tenant allowances for new boutiques will be sufficient to fund capital expenditures and our working capital requirements for at least the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table:

	Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015
	(In thousands)
Provided by operating activities	$25,464	$24,495
Used in investing activities	(11,141)	(14,956)
(Used in) provided by financing activities	(44,526)	230
Net (decrease) increase in cash and cash equivalents	$(30,203)	$9,769

Operating Activities

Operating activities consist of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords. Net cash provided by operating activities was $25.5 million and $24.5 million in each of the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively. The increase in cash provided by operating activities in the current period as compared to the same period of the prior year was primarily due to higher net income partially offset by the timing of payments for inventory purchases, payroll and income taxes as well as changes in landlord incentives and deferred rent in connection with new boutiques.

Investing Activities

Investing activities consist primarily of capital expenditures for new boutiques, improvements to existing boutiques, as well as investments in information technology and our distribution facility.

	Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015
	(In thousands)
Capital expenditures for:
New boutiques	$6,202	$9,424
Existing boutiques	2,354	3,776
Technology	2,002	1,157
Corporate and distribution	591	602
	$11,149	$14,959

Our total capital expenditures for the twenty-six weeks ended July 30, 2016 and August 1, 2015 were $11.1 million and $15.0 million, respectively, with new boutiques accounting for most of our spending at $6.2 million and $9.4 million, respectively. Spending for new boutiques included amounts associated with boutiques that will open subsequent to the end of each fiscal quarter. We opened 41 boutiques in the twenty-six weeks ended July 30, 2016 compared to 69 boutiques in the twenty-six weeks ended August 1, 2015. The average cost of the leasehold improvements, equipment, furniture and fixtures, excluding tenant allowances which are reflected in operating cash flows, for new boutiques opened in the twenty-six weeks ended July 30, 2016 and August 1, 2015 was $226,000 and $218,000, respectively, while the average tenant allowance per new boutique was $76,000 and $79,000 over the same periods, respectively. Tenant allowances are amortized as a reduction in rent expense over the term of the lease. The average collection period for these allowances is approximately six months after boutique opening. As a result, we fund the cost of new boutiques with cash flow from operations, build-out allowances from our landlords, or borrowings under our revolving credit facility. Our spending for existing boutiques totaled $2.4 million and $3.8 million during the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively. The majority of the amount spent for existing boutiques in the current period was used in remodeling and relocating 20 boutiques while the prior year amount was spent on upgrading display fixtures and equipment across many of our boutiques as well as remodeling 13 boutiques.

Management anticipates that capital expenditures for the remainder of fiscal year 2016 will be approximately $16.9 million to $19.9 million. The majority of this amount will be spent on new and existing boutiques as well as investments in our technology systems.

Financing Activities

Financing activities consist of borrowings and payments under our revolving credit facility, repurchases of our common stock, and proceeds from the exercise of stock options and the related tax consequence.

Net cash used in financing activities totaled $44.5 million during the twenty-six weeks ended July 30, 2016 which consists of $44.8 million repurchases of common stock and $0.3 million proceeds from stock option exercises and the related tax benefit. Net cash provided by financing activities totaled $0.2 million during the twenty-six weeks ended August 1, 2015 which consists of proceeds from stock option exercises and the related tax benefit.

Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc. (the “Borrower”), as borrower, and its parent company, Francesca's LLC, a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto. The credit facility provides capacity of $75.0 million (including up to $10.0 million for letters of credit) and matures on August 30, 2018. The facility also contains an option permitting the Borrower, subject to certain requirements and conditions, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event the Borrower has certain indebtedness outstanding. At July 30, 2016, no borrowings or letters of credit were outstanding under the credit facility.

The credit facility contains customary events of default and requires the Borrower to comply with certain financial covenants. As of July 30, 2016, the Borrower was in compliance with all covenants under the credit facility. The credit facility restricts the amount of dividends the Borrower can pay; provided that the Borrower is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and the Borrower is in pro forma compliance with a maximum secured leverage ratio. At July 30, 2016, the Borrower would have met the conditions for paying dividends out of the available investment basket. All obligations under the credit facility are secured by substantially all the assets of the Borrower and any subsidiary guarantor, if any. All obligations under the facility are unconditionally guaranteed by, subject to certain exceptions, by Francesca’s LLC and each of the Borrower’s existing and future direct and indirect wholly-owned domestic subsidiaries.

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

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016. As of July 30, 2016, there were no significant changes to any of our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows could be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future. At July 30, 2016, no borrowings or letters of credit were outstanding under the Second Amended and Restated Credit Agreement.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of July 30, 2016.

There were no changes in our internal control over financial reporting during the quarter ended July 30, 2016 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 and filed with the SEC on March 27, 2015 and in Item IA contained in Part II of our Form 10-Q for the fiscal quarter ended April 30, 2016 and filed with the SEC on June 9, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company’s share repurchase activity during the thirteen weeks ended July 30, 2016.

Period (1)	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of a publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs
May 1, 2016 – May 28, 2016	688,360	$13.20	688,360	$90,923,840
May 29, 2016 – July 2, 2016	1,223,943	$10.73	1,223,943	$77,811,188
July 3, 2016 – July 30, 2016	405,687	$11.84	405,687	$73,012,475

Total	2,317,990	$11.66	2,317,990

(1)	Periodic information is presented by reference to our fiscal monthly periods during the second quarter of fiscal year 2016.
(2)	Average price paid per share includes brokers’ commission.
(3)	On March 15, 2016, the Company’s Board of Directors authorized an additional $100 million share repurchase program commencing upon the exhaustion of a previous $100 million share repurchase program approved in September 2013. This authorization has no expiration date. Under the repurchase program, purchases can be made from time to time through open market purchases, in privately negotiated transactions, under a Rule 10b5-1 plans or through other available means. The specific timing and amount of repurchases is dependent on market conditions, securities law limitations and other factors.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1+	Compensation Arrangements with Richard Kunes, Interim Chairman, President and Chief Executive Officer (as incorporated by reference to the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on June 10, 2016).

31.1*	Certification of Interim Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

Exhibit No.	Description

32.1**	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of July 30, 2016, January 30, 2016 and August 1, 2015, (ii) the Unaudited Consolidated Statements of Operations for the Thirteen and Twenty-Six Weeks Ended July 30, 2016 and August 1, 2015, (iii) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Twenty-Six Weeks Ended July 30, 2016, (iv) Unaudited Consolidated Statements of Cash Flows for the Twenty-Six Weeks ended July 30, 2016 and August 1, 2015 and (v) the Notes to the Unaudited Consolidated Financial Statements.

  * Filed herewith.

** Furnished herewith.

+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Francesca’s Holdings Corporation
(Registrant)

Date: September 7, 2016	/s/ Kelly Dilts
Kelly Dilts
Chief Financial Officer (duly authorized officer and Principal Financial and Accounting Officer)

