Form 10-Q
period 2016-10-29
Francesca's Holdings CORP
filed 2016-12-07
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 29, 2016

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

The registrant had 37,781,704 shares (excluding 8,310,494 of treasury stock) of its common stock outstanding as of November 15, 2016.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Francesca’s Holdings Corporation

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	October 29,	January 30,	October 31,
	2016	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$24,725	$56,224	$42,015
Accounts receivable	8,218	9,580	8,683
Inventories	42,774	31,541	43,885
Deferred income taxes	5,709	6,411	5,737
Prepaid expenses and other current assets	7,745	7,013	6,023
Total current assets	89,171	110,769	106,343
Property and equipment, net	82,992	77,894	79,017
Deferred income taxes	4,425	3,847	6,659
Other assets, net	1,370	1,067	1,656
TOTAL ASSETS	$177,958	$193,577	$193,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,550	$14,305	$15,933
Accrued liabilities	16,629	16,328	14,817
Total current liabilities	33,179	30,633	30,750
Landlord incentives and deferred rent	38,821	36,552	37,540
Total liabilities	72,000	67,185	68,290

Commitments and contingencies

Stockholders’ equity:
Common stock - $.01 par value, 80.0 million shares authorized; 46.1 million, 45.9 million and 45.5 million shares issued at October 29, 2016, January 30, 2016 and October 31, 2015, respectively.	461	459	455
Additional paid-in capital	107,908	107,693	106,722
Retained earnings	128,922	101,556	86,900
Treasury stock, at cost – 8.3 million, 4.8 million and 3.8 million shares held at October 29, 2016, January 30, 2016 and October 31, 2015, respectively.	(131,333)	(83,316)	(68,692)
Total stockholders’ equity	105,958	126,392	125,385

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$177,958	$193,577	$193,675

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015

Net sales	$119,470	$103,728	$340,843	$304,772
Cost of goods sold and occupancy costs	61,843	55,362	180,149	161,205
Gross profit	57,627	48,366	160,694	143,567
Selling, general and administrative expenses	41,872	37,286	116,353	105,422
Income from operations	15,755	11,080	44,341	38,145
Interest expense	(131)	(122)	(353)	(344)
Other income (expense)	79	29	118	(91)
Income before income tax expense	15,703	10,987	44,106	37,710
Income tax expense	6,009	4,036	16,740	14,214
Net income	$9,694	$6,951	$27,366	$23,496

Basic earnings per common share	$0.26	$0.16	$0.70	$0.55
Diluted earnings per common share	$0.26	$0.16	$0.70	$0.55

Weighted average shares outstanding:
Basic shares	37,552	42,148	38,831	42,262
Diluted shares	37,675	42,246	38,945	42,365

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional		Treasury	Total
	Shares	Par	Paid-in	Retained	Stock, at	Stockholders’
	Outstanding	Value	Capital	Earnings	cost	Equity
Balance, January 30, 2016	41,095	$459	$107,693	$101,556	$(83,316)	$126,392
Net income	-	-	-	27,366	-	27,366
Stock-based compensation	-	-	18	-	-	18
Restricted stocks issued, net of forfeitures	202	2	-	-	-	2
Stock options exercised	40	-	403	-	-	403
Tax effect of stock-based compensation	-	-	(206)	-	-	(206)
Repurchases of common stock	(3,506)	-	-	-	(48,017)	(48,017)
Balance, October 29, 2016	37,831	$461	$107,908	$128,922	$(131,333)	$105,958

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015
Cash Flows Provided by Operating Activities:
Net income	$27,366	$23,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,415	12,361
Stock-based compensation expense	18	2,416
Excess tax benefit from stock-based compensation	(2)	(81)
Impairment charges	66	-
Loss on sale of assets	265	360
Deferred income taxes	(81)	(5,374)
Changes in operating assets and liabilities:
Accounts receivable	1,364	3,677
Inventories	(11,233)	(20,084)
Prepaid expenses and other assets	(1,294)	(66)
Accounts payable	2,015	6,086
Accrued liabilities	301	2,913
Landlord incentives and deferred rent	2,269	4,663
Net cash provided by operating activities	35,469	30,367

Cash Flows Used in Investing Activities:
Purchases of property and equipment	(18,666)	(19,850)
Other	8	12
Net cash used in investing activities	(18,658)	(19,838)

Cash Flows Used in Financing Activities:
Repurchases of common stock	(48,715)	(7,872)
Proceeds from the exercise of stock options	403	206
Excess tax benefit from stock-based compensation	2	81
Net cash used in financing activities	(48,310)	(7,585)

Net (decrease) increase in cash and cash equivalents	(31,499)	2,944
Cash and cash equivalents, beginning of year	56,224	39,071
Cash and cash equivalents, end of period	$24,725	$42,015

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$13,014	$14,909
Interest paid	$143	$142

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Francesca’s Holdings Corporation is a holding company incorporated in 2007 under the laws of the State of Delaware whose business operations are conducted through its subsidiaries.  Unless the context otherwise requires, the “Company,” refers to Francesca’s Holdings Corporation and its consolidated subsidiaries. The Company operates a nationwide-chain of boutiques providing its customers with a unique, fun and personalized shopping experience. The Company offers a diverse and balanced mix of apparel, jewelry, accessories and gifts at attractive values. At October 29, 2016, the Company operated 669 boutiques, which are located in 48 states throughout the United States and the District of Columbia, and its ecommerce website.

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

Fiscal Year

The Company maintains its accounts on a 52- or 53-week year ending on the Saturday closest to January 31st. Fiscal years 2016 and 2015 each include 52 weeks of operations. The fiscal quarters ended October 29, 2016 and October 31, 2015 refer to the thirteen week periods ended as of those dates. The year-to-date periods ended October 29, 2016 and October 31, 2015 refer to the thirty-nine week periods ended as of those dates.

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

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-9, “Improvements to Employee Share-Based Payment Arrangements”, which amends Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation. The new guidance intends to simplify several aspects of the accounting for share-based payments, including income tax consequences, classification of awards as either equity or liabilities, forfeitures and classification on the statement of cash flows. ASU 2016-9 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The new guidance includes the following adoption methods depending on the provision being adopted: (1) amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method, (2) amendments related to the presentation of employee taxes paid on the statement of cash flows should be applied retrospectively, (3) amendments requiring recognition of excess tax benefits and deficiencies in the income statement should be applied prospectively, and (4) amendments related to the presentation of excess tax benefits on the statement of cash flows should be applied either prospectively or retrospectively. The potential impact that the adoption of ASU 2016-9 will have on the Company’s financial statements during and after the period of adoption are dependent, in part, upon factors that are not fully controllable or predictable by the Company, including future vesting of stock-based awards, market price of the Company’s common stock, timing of employee exercises of vested stock options and achievement of performance criteria that affect the vesting of performance-based awards. However, based on the market price of the Company’s common stock, its outstanding restricted stock awards and unexercised stock options as of November 2, 2016, the Company anticipates that the adoption of this pronouncement will result in lower income tax expense in fiscal year 2017 and this anticipated income tax benefit will be reported as a component of cash flows from operating activities. Additionally, the Company will elect to recognize forfeitures as they occur which will result in approximately $0.1 million of pretax cumulative-effect adjustment to the beginning balance of retained earnings.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	(in thousands, except per share data)
Numerator:
Net income	$9,694	$6,951	$27,366	$23,496

Denominator:
Weighted-average common shares outstanding - basic	37,552	42,148	38,831	42,262
Options and other dilutive securities	123	98	114	103
Weighted-average common shares outstanding - diluted	37,675	42,246	38,945	42,365

Per common share:
Basic earnings per common share	$0.26	$0.16	$0.70	$0.55
Diluted earnings per common share	$0.26	$0.16	$0.70	$0.55

Potentially issuable shares under the Company’s stock-based compensation plans amounting to 0.3 million shares in each of the thirteen and thirty-nine weeks ended October 29, 2016 and 0.4 million shares in each of the thirteen and thirty-nine weeks ended October 31, 2015 were excluded in the computation of diluted earnings per share due to their anti-dilutive effect. The Company also excluded contingently issuable performance-based awards totaling 0.3 million shares in each of the thirteen and thirty-nine weeks ended October 29, 2016 and 1.1 million shares in each of the thirteen and thirty-nine weeks ended October 31, 2015 from the computation of diluted earnings per share because the pre-established goals had not been satisfied as of the end of each period.

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

The provision for income taxes is based on the Company’s current estimate of the annual effective tax rate. The effective income tax rates for the thirteen and thirty-nine weeks ended October 29, 2016 were 38.3% and 38.0%, respectively. The effective income tax rates for the thirteen and thirty-nine weeks ended October 31, 2015 were 36.7% and 37.7%, respectively. The difference between our effective tax rate and federal statutory rate is primarily related to state income taxes.

5.	Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc. (the “Borrower”), as borrower, and its parent company, Francesca’s LLC, a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto. The credit facility provides capacity of $75.0 million (including up to $10.0 million for letters of credit) and matures on August 30, 2018.  The facility also contains an option permitting the Borrower, subject to certain requirements and conditions, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event the Borrower has certain indebtedness outstanding.  At October 29, 2016, there were no borrowings outstanding under the revolving credit facility.

The credit facility contains customary events of default and requires the Borrower to comply with certain financial covenants. As of October 29, 2016, the Borrower was in compliance with all covenants under the credit facility. The credit facility restricts the amount of dividends the Borrower can pay; provided that the Borrower is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and the Borrower is in pro forma compliance with a maximum secured leverage ratio. At October 29, 2016, the Borrower would have met the conditions for paying dividends out of the available investment basket. All obligations under the credit facility are secured by substantially all the assets of the Borrower and any subsidiary guarantor, if any. All obligations under the facility are unconditionally guaranteed by, subject to certain exceptions, Francesca’s LLC and each of the Borrower’s existing and future direct and indirect wholly-owned domestic subsidiaries.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

6.	Stock-based Compensation

Stock-based compensation cost is measured at the grant date fair value and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company estimates forfeitures for grants that are not expected to vest. The Company recognized $0.9 million and less than $0.1 million of stock-based compensation expense in the thirteen and thirty-nine weeks ended October 29, 2016, respectively, and $0.8 million and $2.4 million of stock-based compensation expense in the thirteen and thirty-nine weeks ended October 31, 2015, respectively. Stock-based compensation expense during the thirty-nine weeks ended October 29, 2016 included a $2.6 million reversal of previously accrued stock-based compensation expense associated with the resignation of the Company’s previous Chairman, President and Chief Executive Officer (“CEO”) discussed below.

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

In connection with the performance-based restricted stock awards, the Company recognized $0.4 million and $0.6 million of stock-based compensation expense in the thirteen and thirty-nine weeks ended October 29, 2016, respectively and $0.2 million and $0.3 million in the thirteen and thirty-nine weeks ended October 31, 2015, respectively.

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

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

The following table summarizes the Company’s repurchase activity for the periods presented. The cost of repurchased shares is presented as treasury stock in the unaudited consolidated balance sheets.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	(in thousands, except per share data)
Number of shares repurchased	263	666	3,506	666
Total cost of shares repurchased	$4,194	$8,549	$48,017	$8,549
Average price per share (including brokers’ commission)	$15.94	$12.83	$13.70	$12.83

At October 29, 2016, there was $68.8 million remaining balance available for future purchases.

Subsequent to October 29, 2016 through December 2, 2016, the Company repurchased 144,000 shares of common stock for approximately $2.4 million or an average price (including brokers’ commission) of $16.41 per share.

8.	Commitments and Contingencies

Operating Leases

The Company leases boutique space and office space under operating leases expiring in various years through the fiscal year ending 2028. Certain of the leases provide that the Company may cancel the lease, with penalties as defined in the lease, if the Company’s boutique sales at that location fall below an established level. Certain leases provide for additional rent payments to be made when sales exceed a base amount. Certain operating leases provide for renewal options for periods from three to five years at their fair rental value at the time of renewal.

Minimum future rental payments under non-cancellable operating leases as of October 29, 2016, are as follows:

Fiscal year	Amount
(In thousands)
Remainder of 2016	$10,891
2017	43,263
2018	42,136
2019	39,339
2020	33,631
Thereafter	88,360
$257,620

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. These risks and uncertainties include, but are not limited to, the following: the risk that we cannot anticipate, identify and respond quickly to changing fashion trends and customer preferences; our ability to attract a sufficient number of customers to our boutiques or sell sufficient quantities of our merchandise through our ecommerce business; our ability to successfully open and operate new boutiques each year; and our ability to efficiently source and distribute additional merchandise quantities necessary to support our growth. For additional information regarding these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward looking statements, please refer to “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 and filed with the Securities and Exchange Commission (“SEC”) on March 25, 2016, and any risk factors contained in subsequent Quarterly Reports on Form 10-Q or other filings we file with the SEC.

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

francesca’s® is a growing specialty retailer which operates a nationwide-chain of boutiques providing customers a unique, fun and personalized shopping experience. The merchandise assortment is a diverse and balanced mix of apparel, jewelry, accessories and gifts. As of October 29, 2016, francesca’s ® operated 669 boutiques in 48 states and the District of Columbia and also served its customers through www.francescas.com, its ecommerce website. The information contained on our website is not incorporated by reference into this Quarterly Report on Form 10-Q and you should not consider information contained on our website to be part of this Quarterly Report on Form 10-Q.

During the thirteen weeks ended October 29, 2016, our net sales increased 15% to $119.5 million from $103.7 million, income from operations increased by 42% to $15.8 million from $11.1 million and net income increased 39% to $9.7 million, or $0.26 per diluted share based on 37.7 million weighted average diluted shares outstanding, from $7.0 million, or $0.16 per diluted share based on 42.2 million weighted average diluted shares outstanding, over the comparable prior year period. During the thirty-nine weeks ended October 29, 2016, our net sales increased 12% to $340.8 million from $304.8 million, income from operations increased by 16% to $44.3 million from $38.1 million and net income increased 16% to $27.4 million, or $0.70 per diluted share based on 38.9 million weighted average diluted shares outstanding, from $23.5 million, or $0.55 per diluted share based on 42.4 million weighted average diluted shares outstanding, over the comparable prior year period.

We have increased our boutique count to 669 boutiques as of October 29, 2016 from 619 boutiques as of October 31, 2015. We plan to open five boutiques and close three boutiques during the remainder of the fiscal year.

On May 15, 2016, Michael W. Barnes resigned from his positions as Chairman, President and Chief Executive Officer (“CEO”) of the Company. As a result of such resignation, each of Mr. Barnes’ then-outstanding and unvested equity awards were forfeited. This forfeiture resulted in the reversal of $2.6 million of previously recognized stock-based compensation expense related to those unvested awards recorded during the second quarter of fiscal year 2016. Additionally, we incurred $0.6 million of professional expenses in connection with the related search process for a new CEO during the same period.

In September 2016, the Board of Directors appointed Steven P. Lawrence as the Company’s President and Chief Executive Officer effective as of October 10, 2016.

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

Results of Operations

The following represents operating data for the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Total net sales growth for period	15%	19%	12%	13%
Comparable sales change for period (1)	7%	4%	3%	(1)%
Number of boutiques open at end of period	669	619	669	619
Net sales per average square foot for period(2)	$131	$124	$373	$381
Average square feet per boutique(3)	1,387	1,368	1,387	1,368
Total gross square feet at end of period	928,000	847,000	928,000	847,000

(1)	A boutique is included in comparable sales on the first day of the fifteenth full month following the boutique’s opening. When a boutique that is included in comparable sales is relocated, we continue to consider sales from that boutique to be comparable sales. If a boutique is closed for thirty days or longer for a remodel or as a result of weather damage, fire or the like, we no longer consider sales from that boutique to be comparable sales. If a boutique is permanently closed, we exclude sales from that boutique from comparable sales on the first day of the fiscal month that it did not register full month of sales. Comparable sales include our ecommerce sales.
(2)	Net sales per average square foot is calculated by dividing net sales for the period by the average square feet during the period. Because of our growth, for purposes of providing net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. For individual quarterly periods, average square feet is calculated as (a) the sum of total gross square feet at the beginning and end of the period, divided by (b) two. For periods consisting of more than one fiscal quarter, average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.
(3)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.

Boutique Count

The following table summarizes the number of boutiques open at the beginning and end of the periods indicated.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Number of boutiques open at beginning of period	652	608	616	539
Boutiques opened	18	11	59	80
Boutiques closed	(1)	-	(6)	-
Number of boutiques open at the end of period	669	619	669	619

Thirteen Weeks Ended October 29, 2016 Compared to Thirteen Weeks Ended October 31, 2015

	Thirteen Weeks Ended
	October 29, 2016		October 31, 2015		Variance
	In USD	As a % of Net Sales (1)	In USD	As a % of Net Sales (1)	In USD	%	Basis Points
	(In thousands, except percentages and basis points)
Net sales	$119,470	100.0%	$103,728	100.0%	$15,742	15%	-
Cost of goods sold and occupancy costs	61,843	51.8%	55,362	53.4%	6,481	12%	(160)
Gross profit	57,627	48.2%	48,366	46.6%	9,261	19%	160
Selling, general and administrative expenses	41,872	35.0%	37,286	35.9%	4,586	12%	(90)
Income from operations	15,755	13.2%	11,080	10.7%	4,675	42%	250
Interest expense	(131)	(0.1)%	(122)	(0.1)%	(9)	(7)%	-
Other income	79	0.1%	29	0.0%	50	172%	10
Income before income tax expense	15,703	13.1%	10,987	10.6%	4,716	43%	250
Income tax expense	6,009	5.0%	4,036	3.9%	1,973	49%	110
Net income	$9,694	8.1%	$6,951	6.7%	$2,743	39%	140

(1) Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales increased 15% to $119.5 million in the thirteen weeks ended October 29, 2016 from $103.7 million in the thirteen weeks ended October 31, 2015. This increase was due to a 7% increase in comparable sales driven by the increase in the number of transactions at the boutiques and online as well as the opening of 50 net new boutiques since the comparable prior year period. Ecommerce comparable sales increased 47% to $5.7 million driven by higher website traffic and conversion rates. There were 596 comparable boutiques and 73 non-comparable boutiques open at October 29, 2016 compared to 526 and 93, respectively, at October 31, 2015.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 12% to $61.8 million in the thirteen weeks ended October 29, 2016 from $55.4 million in the thirteen weeks ended October 31, 2015. Cost of merchandise and freight expenses increased by $5.0 million due to increased sales volume. Occupancy costs increased by $1.5 million due to the increase in the number of boutiques in operation during the thirteen weeks ended October 29, 2016 compared to the same period of the prior year.

As a percentage of net sales, cost of goods sold and occupancy costs decreased to 51.8% in the thirteen weeks ended October 29, 2016 from 53.4% in the thirteen weeks ended October 31, 2015, a favorable variance of 160 basis points. This favorable variance was due to 40 basis points improvement in merchandise margin and 120 basis points of occupancy costs leverage. The increase in merchandise margin was mostly attributable to favorable mix change and lower markdowns compared to the prior period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 12% to $41.9 million in the thirteen weeks ended October 29, 2016 from $37.3 million in the thirteen weeks ended October 31, 2015. This increase was due to higher boutique and corporate payroll, professional fees, software costs and depreciation. The higher boutique payroll was associated with the larger boutique base while the remaining increases were due to increased strategic initiatives investments, including technology and infrastructure. As a percentage of net sales, selling, general and administrative expenses decreased to 35.0% in the thirteen weeks ended October 29, 2016 from 35.9% in the thirteen weeks ended October 31, 2016, which was driven by leveraging of expenses.

Income Tax Expense

Income tax expense increased $2.0 million in the thirteen weeks ended October 29, 2016 compared to the thirteen weeks ended October 31, 2015 due to the increase in pretax income. The effective tax rates were 38.3% and 36.7% in the thirteen weeks ended October 29, 2016 and October 31, 2015, respectively. The effective tax rate in the thirteen weeks ended October 31, 2015 was impacted by the true-up of state taxes.

Thirty-Nine Weeks Ended October 29, 2016 Compared to Thirty-Nine Weeks Ended October 31, 2015

	Thirty-Nine Weeks Ended
	October 29, 2016		October 31, 2015		Variance
	In USD	As a % of Net Sales (1)	In USD	As a % of Net Sales (1)	In USD	%	Basis Points
	(In thousands, except percentages and basis points)
Net sales	$340,843	100.0%	$304,772	100.0%	$36,071	12%	-
Cost of goods sold and occupancy costs	180,149	52.9%	161,205	52.9%	18,944	12%	-
Gross profit	160,694	47.1%	143,567	47.1%	17,127	12%	-
Selling, general and administrative expenses	116,353	34.1%	105,422	34.6%	10,931	10%	(50)
Income from operations	44,341	13.0%	38,145	12.5%	6,196	16%	50
Interest expense	(353)	(0.1)%	(344)	(0.1)%	(9)	(3)%	-
Other income (expense)	118	0.0%	(91)	0.0%	209	230%	-
Income before income tax expense	44,106	12.9%	37,710	12.4%	6,396	17%	50
Income tax expense	16,740	4.9%	14,214	4.7%	2,526	18%	20
Net income	$27,366	8.0%	$23,496	7.7%	$3,870	16%	30

(1) Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales increased 12% to $340.8 million in the thirty-nine weeks ended October 29, 2016 from $304.8 million in the thirty-nine weeks ended October 31, 2015. This increase is due to a 3% increase in comparable sales driven by the increase in the number of transactions at the boutiques and online as well as the opening of 50 net new boutiques since the comparable prior year period. Ecommerce comparable sales increased 41% to $15.8 million driven by higher website traffic and conversion rates. There were 596 comparable boutiques and 73 non-comparable boutiques open at October 29, 2016 compared to 526 and 93, respectively, at October 31, 2015.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 12% to $180.1 million in the thirty-nine weeks ended October 29, 2016 from $161.2 million in the thirty-nine weeks ended October 31, 2015. Cost of merchandise and freight expenses increased by $13.1 million due to increased sales volume. Occupancy costs increased by $5.8 million due to the increase in the number of boutiques in operation during the thirty-nine weeks ended October 29, 2016 compared to the same period of the prior year. As a percentage of net sales, cost of goods sold and occupancy costs was flat compared to the same prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 10% to $116.4 million in the thirty-nine weeks ended October 29, 2016 from $105.4 million in the thirty-nine weeks ended October 31, 2015. This increase was due to higher boutique payroll to support the larger boutique base, as well as an increase in corporate payroll, marketing, professional fees, software costs and depreciation. The increase in marketing expense was due to the implementation of new marketing initiatives while the higher corporate payroll, professional fees, software costs and depreciation was due to increased strategic initiatives investments, including technology and infrastructure. These increases were partially offset by a $2.0 million net benefit associated with the resignation of our previous CEO and the related search process. As a percentage of net sales, selling, general and administrative expense decreased to 34.1% in the thirty-nine weeks ended October 30, 2016 compared to 34.6% in the thirty-nine weeks ended October 1, 2015 primarily due to the net benefit associated with the resignation of our CEO.

Income Tax Expense

Income tax expense increased $2.5 million in the thirty-nine weeks ended October 29, 2016 compared to the thirty-nine weeks ended October 31, 2015 due to the increase in pretax income. The effective tax rates were 38.0% and 37.7% in the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively.

Sales by Merchandise Category

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 29, 2016		October 31, 2015		October 29, 2016		October 31, 2015
	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales
	(in thousands, except percentages)
Apparel	$63,926	53.7%	$54,326	52.5%	$179,899	52.9%	$158,937	52.2%
Jewelry	26,143	21.9%	21,265	20.5%	75,573	22.2%	66,679	21.9%
Accessories	17,433	14.6%	17,078	16.5%	48,615	14.3%	46,969	15.5%
Gifts	11,638	9.8%	10,847	10.5%	36,174	10.6%	31,772	10.4%
Merchandise sales (1)	$119,140	100.0%	$103,516	100.0%	$340,261	100.0%	$304,357	100.0%

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

We were in compliance with all covenants under our revolving credit facility as of October 29, 2016. At October 29, 2016, we had $24.7 million of cash and cash equivalents and approximately $75.0 million in borrowing availability as no borrowings were outstanding under our revolving credit facility.

We expect that our cash flow from operations along with borrowings under our revolving credit facility and tenant allowances for new boutiques will be sufficient to fund capital expenditures and our working capital requirements for at least the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table:

	Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015
	(In thousands)
Provided by operating activities	$35,469	$30,367
Used in investing activities	(18,658)	(19,838)
Used in financing activities	(48,310)	(7,585)
Net increase (decrease) in cash and cash equivalents	$(31,499)	$2,944

Operating Activities

Operating activities consist of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords. Net cash provided by operating activities was $35.5 million and $30.4 million in the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively. The increase in cash provided by operating activities was primarily due to the increase in net income, as adjusted for non-cash items, as well as timing of payments for inventory purchases and income taxes, partially offset by changes in landlord incentives and deferred rent in connection with new boutiques.

Investing Activities

Investing activities consist primarily of capital expenditures for new boutiques, improvements to existing boutiques, as well as investment in information technology and our distribution facility.

	Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015
	(In thousands)
Capital expenditures for:
New boutiques	$11,538	$12,572
Existing boutiques	3,316	5,243
Technology	3,160	1,498
Corporate and distribution	652	537
Total capital expenditures	$18,666	$19,850

Our total capital expenditures for the thirty-nine weeks ended October 29, 2016 and October 31, 2015 were $18.7 million and $19.9 million, respectively, with new boutiques accounting for most of our spending at $11.5 million and $12.6 million, respectively. Spending for new boutiques included amounts associated with boutiques that will open subsequent to the end of each fiscal quarter. We opened 59 boutiques in the thirty-nine weeks ended October 29, 2016 compared to 80 boutiques in the thirty-nine weeks ended October 31, 2015. The average cost of the leasehold improvements, equipment, furniture and fixtures, excluding tenant allowances which are reflected in operating cash flows, for new boutiques opened in the thirty-nine weeks ended October 29, 2016 and October 31, 2015 was $234,000 and $220,000, respectively. The average tenant allowance per new boutique in the thirty-nine weeks ended October 29, 2016 and October 31, 2015 was $77,000 and $78,000, respectively. Tenant allowances are amortized as a reduction in rent expense over the term of the lease. The average collection period for these allowances is approximately six months after boutique opening. As a result, we fund the cost of new boutiques with cash flow from operations, tenant allowances from our landlords, or borrowings under our revolving credit facility. Our spending for existing boutiques totaled $3.3 million and $5.2 million during the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively. The majority of the current year expenditure was spent on remodeling 31 boutiques while the prior year amount was for updating display fixtures and equipment and remodeling 25 boutiques.

Management anticipates that capital expenditures for the remainder of fiscal year 2016 will be approximately $6.4 million to $9.4 million. The majority of this amount will be spent on new and existing boutiques as well as investments in our information technology systems.

Financing Activities

Financing activities consist of borrowings and payments under our revolving credit facility, repurchases of our common stock, and proceeds from the exercise of stock options and the related tax consequence.

Net cash used in financing activities was $48.3 million during the thirty-nine weeks ended October 29, 2016 which consists of $48.7 million in repurchases of our common stock and $0.4 million in proceeds from the exercise of stock options and the related tax consequence. Net cash used in financing activities totaled $7.6 million during the thirty-nine weeks ended October 31, 2015, which consists of $7.9 million in repurchases of common stock and $0.3 million in proceeds from the exercise of stock options and the related tax consequence.

Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc. (or the “Borrower”), as borrower, and its parent company, Francesca's LLC, a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto. The credit facility provides capacity of $75.0 million (including up to $10.0 million for letters of credit) and matures on August 30, 2018. The facility also contains an option permitting the Borrower, subject to certain requirements and conditions, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event the Borrower has certain indebtedness outstanding. At October 29, 2016, there were no borrowings outstanding under the credit facility.

The credit facility contains customary events of default and requires the Borrower to comply with certain financial covenants. As of October 29, 2016, the Borrower was in compliance with all covenants under the credit facility. The credit facility restricts the amount of dividends the Borrower can pay; provided that the Borrower is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and the Borrower is in pro forma compliance with a maximum secured leverage ratio. At October 29, 2016, the Borrower would have met the conditions for paying dividends out of the available investment basket. All obligations under the credit facility are secured by substantially all the assets of the Borrower and any subsidiary guarantor, if any. All obligations under the facility are unconditionally guaranteed by, subject to certain exceptions, Francesca’s LLC and each of the Borrower’s existing and future direct and indirect wholly-owned domestic subsidiaries.

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

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016. As of October 29, 2016, there were no significant changes to any of our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows could be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future. At October 29, 2016, there were no borrowings outstanding under our revolving credit facility.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of October 29, 2016.

There were no changes in our internal control over financial reporting during the quarter ended October 29, 2016 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 and filed with the SEC on March 27, 2015 and Item 1A contained in Part II of our Form 10-Q for the fiscal quarter ended April 30, 2016 and filed with the SEC on June 9, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company’s share repurchase activity during the thirteen weeks ended October 29, 2016.

Period (1)	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of a publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs

July 31, 2016 – August 27, 2016	-	-	-	$73,012,475
August 28, 2016 – October 1, 2016	92,051	$15.38	92,051	$71,593,954
October 2, 2016 – October 29, 2016	171,201	$16.24	171,201	$68,818,518
Total	263,252	$15.94	263,252

(1)	Periodic information is presented by reference to our fiscal monthly periods during the third quarter of fiscal year 2016.
(2)	Average price paid per share includes brokers’ commission.
(3)	On March 15, 2016, the Company’s Board of Directors authorized an additional $100 million share repurchase program commencing upon the exhaustion of a previous $100 million share repurchase program approved in September 2013. This authorization has no expiration date. Under the repurchase program, purchases can be made from time to time through open market purchases, in privately negotiated transactions, under a Rule 10b5-1 plans or through other available means. The specific timing and amount of repurchases is dependent on market conditions, securities law limitations and other factors.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Bylaws of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.1 of Form 8-K filed by Francesca’s Holdings Corporation on September 20, 2016)

10.1+	Employment Letter Agreement, dated September 16, 2016, between Francesca’s Collections, Inc., Francesca’s Services Corporation, Francesca’s Holdings Corporation and Steven P. Lawrence (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Francesca’s Holdings Corporation on September 20, 2016)

10.2+*	Performance Stock Award Agreement (Per Section 1(h)(ii)) dated October 10, 2016, between Francesca’s Holdings Corporation and Steven P. Lawrence

31.1*	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

Exhibit No.	Description

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of October 29, 2016, January 30, 2016 and October 31, 2015, (ii) the Unaudited Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended October 29, 2016 and October 31, 2015, (iii) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Thirty-Nine Weeks Ended October 29, 2016, (iv) Unaudited Consolidated Statements of Cash Flows for the Thirty-Nine Weeks ended October 29, 2016 and October 31, 2015 and (v) the Notes to the Unaudited Consolidated Financial Statements.

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Francesca’s Holdings Corporation
(Registrant)

Date: December 7, 2016	/s/ Kelly Dilts
Kelly Dilts
Chief Financial Officer (duly authorized officer and Principal Financial and Accounting Officer)

