Form 10-K
period 2017-01-28
Francesca's Holdings CORP
filed 2017-03-22
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2017

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of July 29, 2016, the last business day of the registrant’s most recently completed second quarter, was approximately $478.3 million.

As of March 15, 2017, there were 37,541,359 shares (excluding 8,559,200 of treasury stock) of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held June 1, 2017 are incorporated by reference into Part III of this report.

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. These risks and uncertainties include, but are not limited to, the following: the risk that we cannot anticipate, identify and respond quickly to changing fashion trends and customer preferences or changes in consumer environment, including changing expectations of service and experience in boutiques and online, and evolve our business model; our ability to attract a sufficient number of customers to our boutiques or sell sufficient quantities of our merchandise through our ecommerce business; our ability to successfully open and operate new boutiques each year; and our ability to efficiently source and distribute additional merchandise quantities necessary to support our growth.  For additional information regarding these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors,” contained in Part I of this Annual Report on Form 10-K and any risk factors contained in subsequent Quarterly Reports on Form 10-Q or other reports we file with the Securities and Exchange Commission (“SEC”).

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

We operate on a fiscal calendar which, in a given fiscal year, consists of a 52- or 53-week period ending on the Saturday closest to January 31st. The reporting periods contained in our audited consolidated financial statements included in this Annual Report on Form 10-K contain 52 weeks of operations in fiscal year 2016, which ended on January 28, 2017, 52 weeks of operations in fiscal year 2015, which ended on January 30, 2016, and 52 weeks of operations in fiscal year 2014, which ended on January 31, 2015.

Our Company

francesca’s® is a growing specialty retailer which operates a nationwide-chain of boutiques providing customers a unique, fun and personalized shopping experience. The merchandise assortment is a diverse and balanced mix of apparel, jewelry, accessories and gifts. As of January 28, 2017, francesca’s® operated 671 boutiques in 48 states and the District of Columbia and also served its customers through www.francescas.com, our ecommerce website.

By offering a differentiated shopping experience and quality, trend-right merchandise at a compelling value, our boutiques have been successful across a wide variety of geographic markets and shopping venues. We believe we have an opportunity to continue to grow our boutique base to more than 900 boutiques in the United States based on our flexible boutique format, the financial characteristics of our boutiques and our ongoing analysis of shopping venues that meet our criteria for new boutiques.

Our Competitive Strengths

We believe the following strengths differentiate us from our competitors and are key drivers of our success:

•	Trend-Right Merchandise Delivered at a Compelling Value. Our boutiques carry a broad and shallow selection of quality, trend-right apparel, jewelry, accessories and gifts at attractive prices that ‘surprise and delight’ our customers. Our buyers closely monitor the marketplace to identify and source proven fashion trends we believe will appeal to our core customers. We have a unique assortment as we primarily offer exclusive items under our proprietary labels. We also carry a small selection of third-party, nationally recognized brands that we use opportunistically in certain categories. We offer a broad selection of merchandise, but intentionally purchase small quantities of individual items for each boutique and we frequently replenish our boutiques with new merchandise, keeping the shopping experience fresh and exciting for our customers. The short lead times of our vendors maximizes our speed to market, as it generally takes four to twelve weeks from the time an order is placed to the time merchandise is available on the boutique floor. With these short lead times, we are able to make more informed buying decisions to meet customers’ merchandise expectations, and to react quickly to fashion trends. This approach, combined with our balanced merchandise mix of approximately 50% apparel and 50% jewelry, accessories and gifts, is designed to encourage frequent visits by our customers and mitigate the seasonal fluctuations in sales and merchandise margin.

•	Differentiated Shopping Experience. Each of our retail locations is designed and merchandised to feel like an upscale boutique. Merchandise presentations, including display windows, tables and walls, are refreshed frequently to keep our boutiques new and exciting. Each boutique feels individualized and our boutique associates strive to provide a personalized guest experience by creating a high-touch service environment which increases guest engagement and enhances the shopping experience. We believe these attributes, along with our strategy of carrying a broad selection but limited quantities of individual styles, create an atmosphere that strongly appeals to our customers and differentiates us in the marketplace.

•	Powerful Boutique Economics and Rigorous Real Estate Selection Process. Our boutique format works across a wide variety of shopping venues, market sizes, climates and demographics. Our boutiques average approximately 1,391 square feet, which is meaningfully smaller than most specialty retailers. The performance of our boutiques and our flexible real estate format enhance our ability to secure prominent, highly visible locations in regional malls, lifestyle centers, street locations, strip centers and outlet centers. We deploy a rigorous real estate selection process with all new boutique opportunities measured against specific financial and geographic criteria. We currently fund all of our growth from cash generated from operations, including tenant allowances. In our real estate selection process, we assess the viability of potential sites by analyzing the demographics of the trade area and the performance of the shopping venue, including selected relevant and adjacent retailers. Based on this analysis, we believe the financial characteristics of our new boutiques, coupled with our ability to operate across different shopping venues and geographies, provide us with a wide scope of new boutique opportunities and enhance our ability to profitably expand our boutique base.

•	Solid and Scalable Infrastructure. We continually invest in systems, controls and human resources to support our growth. In recent years we have made significant improvements to the infrastructure of our finance, buying and planning, real estate, boutique operations and IT departments. For instance, we believe that we have developed an integrated sourcing, distribution and merchandising process that is scalable and will facilitate the continued growth in the number of boutiques we operate. This includes buyers who work closely with an established and diverse group of vendors to identify trend-right, quality merchandise for our boutiques, as well as delivery, distribution and merchandising processes that enable us to execute a broad and shallow or scarcity merchandising approach as we grow.

•	Experienced Management Team with a Disciplined Operating Philosophy. Our senior management has extensive experience across a broad range of disciplines in the retail industry, including merchandising, real estate, supply chain and finance. Our management team has built a solid operating foundation based on sound retail principles that define our culture. Our disciplined operating philosophy is grounded in a relentless focus on providing great merchandise and a best-in class boutique experience supported by uncompromising site selection and continual enhancements to our infrastructure.

Our Growth Strategy

We believe we can continue to grow our revenues and earnings by executing on the following strategies:

•	Invigorate Merchandising. We plan to drive comparable sales by featuring trend-right, quality, and unique merchandise at a compelling value. We plan to continue to maintain our broad and shallow or scarcity merchandising approach and leverage a larger open-to-buy strategy to take advantage of fashion trends. We believe this will drive units and dollars per transaction and protect margins. We are continuing to refine our buying and planning processes to improve inventory management, resulting in increased flows of newness and appropriate allocations.

•	Optimize Real Estate. We believe there is an opportunity to increase the number of boutiques we operate, enhance our existing boutiques and refine our outlet strategy. Based on our ability to open our flexible retail format in various shopping venues, including outlet centers, in new and existing markets, the financial characteristics of our boutiques and our ongoing analysis of shopping venues that meet our criteria for new boutiques, we believe we have the potential to grow our base to more than 900 boutiques in the United States. We opened 64 new boutiques and closed nine underperforming boutiques in fiscal year 2016. We plan to open approximately 60 to 65 new boutiques and to close approximately 10 to 15 existing boutiques in fiscal year 2017. We regularly review our existing boutiques for improvement opportunities or potential closures for the overall health of our fleet without incurring material write-offs associated with such closures. We are in the process of developing a new flexible boutique prototype and a targeted remodel program.

•	Differentiate and Personalize Guest Experience. Our goal is to make every visit at francesca’s® unique by providing an experience that gives each guest a sense of discovery, reasons to return and something worth sharing with friends. Our boutique associates are key to delivering the experience we strive to provide to our guests. Therefore, we plan to continuously enhance our training programs and infrastructure necessary to further improve the shopping experience.

•	Cultivate and Expand Marketing and Branding. Historically, we have focused on organic, viral and in-boutique marketing to increase customer loyalty and build our brand. We plan to strengthen, evolve and invest in marketing programs to build customer loyalty. We are in the process of implementing a new customer relationship management system and conducting customer research which we believe will allow us to communicate with our customers in a more personal manner. We plan to use the results of the customer research to develop and launch the appropriate loyalty programs.

•	Grow Ecommerce Penetration and Omni Channel Capabilities. We complement our boutiques with a growing ecommerce business. Our ecommerce business not only generates incremental sales and profits but also builds brand awareness, drives boutique traffic and helps us access markets where we do not currently have a boutique. Our ecommerce sales represented 5.0% of our fiscal year 2016 total net sales. We believe we have a much greater opportunity to significantly increase our ecommerce penetration. We plan to continue to make appropriate marketing and infrastructure investments in our ecommerce website and omni channel capabilities to further enhance our customers’ shopping experience as well as establish the framework of our long-term ecommerce strategies.

•	Continuous Process Improvement and Refinement. We plan to continue to increase operational efficiencies by improving and refining our existing processes. We continuously scrutinize all operational disciplines to identify cost-saving opportunities. We believe this will provide an opportunity for us to fund operational investments through rigorous expense controls.

Our History

In 1999, our Company was founded and we opened our first boutique in Houston, Texas. Initially, we focused on selling fashion jewelry, accessories and selected home décor. As our boutique base grew across the United States we expanded our merchandise offering to include apparel, which has become our largest category and, we believe, a significant driver of growing customer loyalty and return visits. In July 2011, we became a publicly-traded company.

Our Market

Our distinct boutique environment and carefully selected, trend-right merchandise attracts a wide demographic. Our unique merchandise combination of apparel, jewelry, accessories and gifts allows us to participate in a number of large market segments. While our broad assortment appeals to women of varying ages and diverse backgrounds, from value-conscious to the more affluent, our core guest is a fashion conscious woman between the ages of 18 and 35. She tends to be college educated and has moderate to high disposable income. She enjoys shopping for the latest fashions and is attracted to our upscale boutique shopping environment, compelling value proposition and highly personalized customer service. We believe she spends a higher proportion of her income on fashion than the general population.

Our Merchandise Offering and Merchandising Strategy

We offer a broad and shallow selection of fashion apparel, jewelry, accessories and gifts targeted to our core customer, who seeks trend-right, quality merchandise at attractive prices. We use the term broad and shallow or scarcity to refer to a diverse merchandise assortment with relatively small inventory of each product. We have a well-balanced assortment of merchandise categories with approximately 50% of our fiscal year 2016 sales generated by non-apparel items. Our diverse merchandise contributes to the ‘treasure hunt’ atmosphere in our boutiques. We carry a broad selection but limited quantities of each style and we deliver new merchandise to our boutiques five days a week. This contributes to a sense of scarcity and newness within our boutiques, mitigates fashion risk, reduces the seasonality of the inventory and protects margins.

Our wide range of apparel, jewelry and accessories fills the various casual and dressy fashion needs of our customers and our selection of gifts ranges from the elegant to the irreverent. Our approximately 1,391 square foot boutiques carry in excess of 3,000 SKUs at any one time and we stock more than 12,000 different styles during the course of a year. The majority of our merchandise is sold under our proprietary labels and we also sell a select assortment of third-party, nationally recognized brands. Our ecommerce business features an edited selection of our boutique merchandise and on-line exclusives. The table below shows the approximate breakdown of our fiscal year 2016 net sales by merchandise category:

Apparel 49% of Net Sales	Jewelry 23% of Net Sales	Accessories 15% of Net Sales	Gifts 13% of Net Sales
Dresses, Fashion Tops, Sweaters, Cardigans and Wraps, Bottoms, Outerwear and Jackets, Tees and Tanks, Intimates	Necklaces, Earrings, Bracelets, Rings	Handbags, Clutches, Wallets, Shoes, Belts, Hats, Scarves, Sunglasses, Watches, Hair Accessories	Fragrance, Candles, Bath and Body, Home Accessories, Books, Wall Art, Nail Polish, Miscellaneous Items

For additional information regarding net sales by merchandise category, please refer to Note 10 to our audited consolidated financial statements included in “Financial Statements and Supplementary Data” in Item 8 of this Annual Report, which is incorporated herein by reference.

Our buying and planning team is responsible for selecting and sourcing our merchandise, managing inventory levels and allocating items to boutiques. Each merchandise category has a set of dedicated buyers with oversight provided by our Chief Merchandising Officer. The buying and planning team holds weekly meetings to review merchandise performance and identify new fashion trends. Our buyers also make regular trips to important industry markets and trade shows. We have access to the expertise of hundreds of designers employed by our large vendor base who provide us with a large selection of new styles for review each week. Our buyers collaborate with vendors to place special orders and to modify presented styles based on current fashion trends and their in-depth knowledge of our customers’ preferences, which means most of our merchandise is unique to francesca’s ®. Before placing an order, every item is evaluated for style, quality, fit, value and profitability to ensure it meets standards consistent with the francesca’s ® brand. In order to clear slow moving inventory, in addition to normal promotional activities, we regularly mark certain merchandise out-of-stock and dispose of such inventory at a pace suitable for our merchandising strategy.

Our Sourcing Strategy

Our ability to quickly make decisions on trend-right items combined with the short production lead times of our vendors maximizes our speed to market. We primarily use vendors based in the United States that source from both domestic and overseas markets and it generally takes four to twelve weeks from the time an order is placed to the time merchandise is available on the boutique floor. With these short lead times, we are able to make more informed buying decisions in terms of customers’ merchandise expectations, and to quickly react to changing fashion trends. This also supports our merchandise strategy of offering a broad but limited assortment that is consistently refreshed. Due to the limited quantity of our buys in any one style, we minimize material inventory positions in an individual style which enhances our ability to quickly deliver trend-right merchandise and reduce the risk of fashion misses, which can lead to increased inventory markdowns and diminished gross margins.

We do not own or operate any manufacturing facilities. We have relationships with a diverse base of approximately 500 vendors and transact business on a purchase-order-by-purchase-order basis. In fiscal year 2016, we sourced approximately 94% of our merchandise from 200 vendors while our top 10 vendors sourced approximately 30% of our merchandise, with no single vendor accounting for more than 6% of our purchases. We believe that the loss of any of our current vendors will not result in a material disruption to our business.

We do not enter into exclusive contracts with our vendors and we continue to optimize our vendor network. This provides us with access to an even more extensive variety of merchandise from a greater number of vendors at competitive prices. We believe our vendors view us as an important customer given our growth and market position. Our vendors utilize a network of domestic and overseas factories, providing them access to significant capacity.

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

Our Sales Channels

We conduct business through our boutiques and our ecommerce website, www.francescas.com. We do not incorporate the information contained on, or accessible through, our investor relations website into this Annual Report on Form 10-K, and it should not be considered a part of this Annual Report on Form 10-K.

Boutiques

In fiscal year 2016, our boutiques generated net sales of $463.1 million which represented 95.0% of total net sales. As of January 28, 2017, we operated 671 boutiques under the name francesca’s® in 48 states throughout the United States and the District of Columbia. The following list shows the number of boutiques operated by state as of January 28, 2017, and demonstrates that we have been successful in opening boutiques in a wide range of geographies.

State	Number of Boutiques	State	Number of Boutiques
Alabama	14	Nebraska	5
Arizona	11	Nevada	9
Arkansas	8	New Hampshire	4
California	55	New Jersey	25
Colorado	13	New Mexico	2
Connecticut	10	New York	27
Delaware	4	North Carolina	19
District of Columbia*	3	North Dakota	4
Florida	48	Ohio	25
Georgia	24	Oklahoma	7
Idaho	2	Oregon	8
Illinois	30	Pennsylvania	27
Indiana	15	Rhode Island	4
Iowa	5	South Carolina	11
Kansas	7	South Dakota	2
Kentucky	9	Tennessee	16
Louisiana	12	Texas	61
Maine	1	Utah	3
Maryland	16	Vermont	1
Massachusetts	20	Virginia	20
Michigan	17	Washington	13
Minnesota	16	West Virginia	2
Mississippi	8	Wisconsin	11
Missouri	14	Wyoming	1
Montana	2

* Not considered a state.

Boutique Design and Environment

The differentiated shopping experience offered through our boutiques is central to the francesca’s® brand. Our boutiques are designed and merchandised to deliver a warm and inviting atmosphere that creates the sense for our customers that they are shopping in an upscale boutique. We also aim to provide a personalized in-boutique guest experience by creating a high-touch service environment with a focus on engaging, connecting and inspiring our customers. Although we strive to maintain a relatively consistent look and feel in all of our boutiques, the intricacies of each boutique’s physical properties, geographic market and shopping venue make each feel different and in tune with its local clientele.

Our boutiques typically range in size from 1,000 to 2,000 square feet, with an average size of 1,391 square feet. We seek locations that have a boutique front that is at least 20 feet wide, which we adorn with visually appealing architectural lighting, signage and display window presentations. Inside, we use a variety of color palettes and soft lighting. Each boutique’s merchandise presentation, including display windows, tables and walls, is refreshed frequently to keep our shopping experience new and exciting. We believe by constantly changing our visual merchandising and presentation, we give our customers a reason to shop our boutiques frequently, building customer loyalty. Our boutique managers also share best-practices with each other. We believe these grass-root interactions improve the sense of community among our boutique managers and enhance the shopping experience for our customers.

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

New Boutique Economics

We believe that our broad and shallow or scarcity merchandising strategy and the differentiated shopping experience we provide to our customers contributes to the success of our boutiques and generates attractive economic returns. During fiscal year 2015, we opened 83 boutiques with an average size of approximately 1,482 square feet. These boutiques generated average sales of approximately $681,000 in the first year and paid back our net investment, on average, in less than 14 months. Our average pre-tax net investment consisted of $144,000 in average boutique build-out costs (net of $77,000 average tenant allowance) and $49,000 in average inventory. The payback period for boutiques opened in fiscal year 2015 was slightly longer compared to the payback period for boutiques opened in prior years primarily due to increasing boutique build-out costs as we opened more boutiques in outlet centers, which are generally larger in size compared to boutiques in other venues.

Boutique Growth and Site Selection

We have consistently grown our boutique base. The table below indicates certain historical information regarding our boutiques as of the end of each of the periods indicated below:

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
Mall	334	313	278	226	180
Non-mall(1)	337	303	261	225	180
Total boutiques	671	616	539	451	360
Boutiques opened	64	83	88	91	77
Boutiques closed	9	6	-	-	-
Total approximate gross square feet at the end of the period	933,000	843,000	728,000	613,000	499,000
Average square feet per boutique at the end of the period(2)	1,391	1,368	1,350	1,359	1,385
Net sales per average square foot for the period (3)	$545	$543	$545	$592	$632
1)	Non-mall includes boutiques in lifestyle centers, street locations, strip centers and outlet centers.
2)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.
3)	Net sales per average square foot is calculated by dividing net sales for the period by the average total square feet during the period. For purposes of providing net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. Average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.

Our flexible boutique format has enabled us to successfully open boutiques across a variety of shopping venues, market sizes, climates and demographics. We believe this provides us with a wide scope of real estate opportunities and enhances our ability to profitably expand our boutique base. Based on our rigorous real estate selection process, our flexible boutique format and the financial characteristics of our boutiques, we believe that the per boutique costs associated with opening new boutiques over the next twelve months should not be materially different from our current costs for opening new boutiques. We expect to fund the costs of our boutique growth through cash flow generated by our operations. We expect to open boutiques in both new and existing markets and across regional malls, lifestyle centers, street locations, strip centers and outlet centers. We expect our overall boutique mix to consist of approximately 45% mall and 55% non-mall, if we are successful in opening more than 900 boutiques.

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

We continuously review the overall economic performance of our boutiques. As part of our economic review process, we evaluate a variety of factors such as expected future revenue, applicable market conditions, unamortized portion of leasehold improvements, our ability to terminate the underlying lease obligation and related cost of any such early termination. As a result of such review, we closed nine underperforming boutiques during fiscal year 2016 and we plan to close approximately 10 to 15 existing boutiques in fiscal year 2017.

See Item 1A, “Risk Factors” for certain risks related to our boutiques growth and site selection.

Ecommerce

Our ecommerce business consists of our www.francescas.com website. Through our website, our customers are able to purchase individual items, shop the latest jewelry, gift or fashion merchandise and special promotions, create a wish list, sign up for our emailing list, connect and follow us on social media sites such as Facebook, Twitter, Instagram and Pinterest, as well as obtain current information on our boutique locations. This channel enables us to reach customers in all areas where we currently do not have a boutique and further build our brand. We currently obtain and collect customer email information from our boutiques and website and use it to generate marketing programs, such as our email campaign. We will continue to make investments to our website that will further enhance our customers’ shopping experience as well as establish the framework for our long-term ecommerce strategies. We believe there is significant potential to expand this channel over time.

Marketing and Advertising

We currently focus on organic, viral and in-boutique marketing to increase customer loyalty and build our brand image. By locating our boutiques in prominent, high-traffic locations and our limited use of traditional radio and print advertising, we encourage people to ‘discover’ francesca’s ®. We believe that many of our customers develop a personal connection with our boutiques and become our ambassadors in the local community by spreading the word about francesca’s®. Our boutique managers are passionate about francesca’s ® and contribute to our marketing effort by hosting in-boutique activities, such as fashion shows and private parties. We also use email communications, our website and, increasingly, social networking sites, such as Facebook, Twitter, Instagram and Pinterest and fashion related blogs to achieve our marketing goals. We plan to strengthen and evolve our marketing programs to build customer loyalty.

Distribution

We distribute most of our merchandise from our distribution center (located within our corporate headquarters) in Houston, Texas. Our current facility occupies approximately 218,000 square feet, consisting of approximately 165,000 square feet of warehouse and distribution space, which services our boutiques and ecommerce business, and approximately 53,000 square feet of office space for our corporate headquarters. Our merchandise is generally received, inspected, managed, stored and distributed through our distribution warehouse. The majority of our merchandise is pre-ticketed and pre-sorted by our vendors, which allows us to efficiently ship from our distribution center directly to our boutiques, thereby reducing labor costs. Due to the relatively small size of our sales area, we ship smaller packages of fresh merchandise five days a week. Hence, we are able to utilize third party shipping vendors to effectively distribute fresh merchandise on a continuous basis, ensuring successful execution of our broad and shallow or scarcity merchandising strategy. We believe that our current facilities will be sufficient to support our growth plans for several years.

Management Information Systems

Our management information technology systems provide support and timely information to our management team. We believe our current systems provide us with operational efficiencies, scalability, management control and timely reporting that allows us to identify and respond to operating trends in our business. We use a combination of customized and industry-standard software systems to support boutique point-of-sale, merchandise planning and buying, ecommerce, inventory management, financial reporting and administrative functions.

We are in the process of deploying a new technology suite of systems to enhance our omni channel and customer engagement capabilities as part of our long-term strategic plan. This includes replacing our legacy point-of-sale system and the introduction of a new order management system and a new customer relationship management system. The point-of-sale system is expected to be implemented during fiscal year 2017. Throughout the installation and stabilization of these new systems, we will continue to run our existing platform to ensure continuity during the conversion process. We expect that these new systems will enhance our visibility into our customers’ preferences, merchandise and supply chain resulting in improved customer service, improved operational efficiency, enhanced management analytics and increased synergies between our ecommerce and our boutique channels.

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

The principal basis upon which we compete is by offering a differentiated shopping experience through quality, trend-right merchandise at attractive prices in a warm and inviting boutique environment with personalized customer service. Our manageable boutique size and flexible but disciplined real estate strategy provide us with a competitive advantage that is not easily replicated by our major competitors. Our success also depends in substantial part on our ability to respond quickly to fashion trends so that we can meet the changing demands of our customers.

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

Our Employees

As of January 28, 2017, we had 6,701 total employees. Of our total employees, 252 were based at our corporate headquarters in Houston, Texas, and 6,449 were boutique employees. We had 1,287 full-time employees and 5,414 part-time employees, who are primarily boutique employees. None of our employees are represented by a labor union and we have had no labor-related work stoppages as of January 28, 2017. Our relationship with our employees is one of the keys to our success and we believe that relationship is satisfactory.

Seasonality

Our wide-range of merchandise and our strategy of carrying a broad selection but limited quantities of each item reduce our overall seasonality relative to other specialty retailers. Nevertheless, our business is seasonal in nature and demand is generally the highest in the fourth fiscal quarter due to the year-end holiday season and lowest in the first fiscal quarter. As a result of this seasonality and generally because of variation in consumer spending habits, we experience fluctuations in net sales and working capital requirements during the year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Seasonality” for more information.

Privacy Policy

In the course of our business, we collect information about our customers, including customer data submitted to us in connection with purchases of our merchandise at boutiques as well as from our ecommerce business. We respect the privacy of our customers and take steps to safeguard the confidentiality of the information that they provide to us.

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

Our core market, which is comprised of apparel, jewelry, accessories and gifts for women from 18 to 35-year old, is subject to rapidly shifting fashion trends, customer tastes and demands. Accordingly, our success is dependent on our ability to anticipate, identify and respond to the latest fashion trends and customer demands, and to translate such trends and demands into appropriate, saleable product offerings in a timely manner. A small number of our employees are primarily responsible for performing this analysis and making product purchase decisions. Our failure to anticipate, identify or react swiftly and appropriately to new and changing styles, trends or desired image preferences or to accurately anticipate and forecast demand for certain product offerings is likely to lead to lower demand for our merchandise, which could cause, among other things, sales declines, disposing excess inventories and a greater number of markdowns resulting in a decreased merchandise margin. Further, if we are not able to anticipate, identify and respond to changing fashion trends and customer preferences, we may lose customers and market share to those of our competitors who are able to better anticipate, identify and respond to such trends and preferences. Because our success depends on our brand image, our business could be materially adversely affected if new product offerings are not accepted by our customers. Our new product offerings may not be met with the same level of acceptance as our past product offerings and we may not be able to adequately respond to fashion trends in a timely manner or the preferences of our customers. If we do not accurately forecast or analyze fashion trends and sales levels, our business, financial condition and results of operations will be adversely affected.

If we are not able to successfully maintain a broad and shallow merchandise assortment, we may be unable to attract a sufficient number of customers to our boutiques or sell sufficient quantities of our merchandise through our ecommerce business, which could result in excess inventories and markdowns.

We use the term broad and shallow or scarcity to refer to a diverse merchandise assortment with relatively small inventory of each product. We believe that our strategy to offer our customers a broad and shallow merchandise assortment has contributed significantly to the success of our business. Among other things, we believe that this strategy creates a constant sense of newness and scarcity value, which drives repeat boutique visits and increased sales. We believe that this strategy helps us reduce markdowns. There can be no assurance that we will be able to continue to adequately stock our boutiques with a sufficiently broad and shallow assortment of merchandise. As we increase order volumes in connection with opening new boutiques and expanding our ecommerce business, it may become increasingly difficult for us to accurately forecast the optimal amount of merchandise to order from our vendors and continue to offer a broad and shallow merchandise assortment at each boutique. If we are unable to offer a broad and shallow merchandise assortment, customers may choose to visit our boutiques less frequently, our brand could be impaired, our market share may decline and our results of operations could deteriorate. Further, any failure to maintain a broad and shallow merchandise assortment could lead to excess inventories which could lead to markdowns and increased marked out-of-stock charges and promotions, which would result in a decrease in our merchandise margin.

Our growth strategy depends in large part upon our ability to successfully open and operate new boutiques each year in a timely and cost-effective manner.

Our strategy to grow our business depends in large part on continuing to successfully open new boutiques each year for the foreseeable future. The success of this strategy will depend largely upon our ability to find a sufficient number of suitable locations, our ability to recruit, hire and train qualified personnel to operate our new boutiques and our ability to scale our infrastructure to successfully integrate our new boutiques.

Our ability to successfully open and operate new boutiques depends on many factors that may be outside of our control including, among others, our ability to:

•	identify desirable boutique locations, primarily in malls, lifestyle centers, street locations and strip centers, as well as other types of shopping venues and outlet malls, which may be difficult and costly, particularly, in an improving real estate environment and as customer shopping patterns evolve;

•	negotiate acceptable lease terms, including favorable levels of tenant allowances, which may be difficult, particularly in an improving real estate environment;

•	maintain out-of-pocket, build-out costs in line with our boutique economic model, including by receiving expected levels of tenant allowances for a portion of our construction expenses, and managing these construction expenses at reasonable levels, which may be difficult, particularly in an improving real estate environment;

•	efficiently source and distribute additional merchandise;

•	hire, train and retain a growing workforce of boutique managers, boutique associates and other personnel;

•	successfully integrate new boutiques into our existing control structure and operations, including our information technology systems;

•	efficiently expand the operations of our distribution facility to meet the needs of a growing boutique network;

•	identify and satisfy the merchandise and other preferences of our customers in new geographic areas and markets; and

•	address competition, merchandising, marketing, distribution and other challenges encountered in connection with expansion into new geographic areas and markets.

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

Our success depends on our ability to source and distribute merchandise efficiently. The sourcing of our merchandise is dependent, in part, on our relationships with our vendors. If we are unable to maintain these relationships, we may not be able to continue to source merchandise at competitive prices that appeal to our customers. If we do not succeed in maintaining good relationships with our vendors or if our growth outpaces the ability of our vendors to scale up and the company cannot identify new vendors to meet the demand for additional merchandise production, the company could see its costs go up or the delivery time on its new orders substantially increase.

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

The efficient operation of our business is significantly dependent on our information technology systems, including our ability to operate them effectively and successfully implementing new systems and controls, including, for example, our planned replacement of our point-of-sale system in fiscal year 2017. Any failure of these systems to operate effectively or any difficulty in implementing information technology systems changes could disrupt and adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting, including the implementation of our internal controls over financial reporting, the efficiency of our operations and our ability to properly forecast earnings and cash requirements. Any resulting disruptions could harm our business, prospects, financial condition and results of operations.

Our current growth plans will place a strain on our existing resources and could cause us to encounter challenges we have not faced before.

As our number of boutiques and our ecommerce sales grow, our operations will become more complex. While we have grown substantially as a company since inception, much of this growth occurred in recent years. As we move forward, we expect our growth to bring new challenges that we have not faced before. Among other difficulties that we may encounter, this growth will place a strain on our existing infrastructure, including our distribution facilities, information technology systems, financial controls, real estate and boutique operations staff, and may make it more difficult for us to adequately forecast expenditures, such as real estate and construction expenses, and budgeting will become more complex. We may also place increased burdens on our vendors, as we will likely increase the size of our merchandise orders. The increased demands that our growth plans will place on our infrastructure may cause us to operate our business less efficiently, which could cause deterioration in the performance of our existing boutiques. New order delivery times could lengthen as a result of the strains that growth will place on our existing resources and our growth may make it otherwise difficult for us to respond quickly to changing trends, consumer preferences and other factors. This could impair our ability to continue to offer trend-right merchandise which could result in excess inventory, greater markdowns, loss of market share and decreased sales.

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

Many of our competitors are, and many of our potential competitors may be, larger and have greater name recognition and access to greater financial, marketing and other resources. Therefore, these competitors may be able to adapt to changes in trends and customer desires more quickly, devote greater resources to the marketing and sale of their products, generate greater brand recognition or adopt more aggressive pricing policies than we can. As a result, we may lose market share, which could reduce our sales and adversely affect our results of operations. Many of our competitors also utilize advertising and marketing media, including advertising through the use of direct mail, newspapers, magazines, billboards, television and radio, which may provide them with greater brand recognition than we have given our very limited use of traditional advertising.

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

We may not be able to sustain or increase comparable sales. If our future comparable sales decline or fail to meet market expectations, our profitability could be harmed and the price of our common stock could decline. The aggregate comparable sales levels of our boutiques have fluctuated in the past and can be expected to fluctuate in the future. A variety of factors affect comparable sales, including fashion trends, competition, current national and regional economic conditions, pricing, changes in customer shopping patterns, changes in our merchandise mix, prior period comparable sales levels, inventory shrinkage, the timing and amount of markdowns, the success of our marketing programs, holiday timing and weather conditions. Our planned expansion may cause additional pressure on our comparable sales. These factors may cause our comparable sales results to be materially lower than in recent periods and lower than market expectations, which could harm our business and our earnings and result in a decline in the price of our common stock.

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

Boutique locations and related sales and customer traffic may be adversely affected by, among other things, economic conditions in a particular area, competition from nearby retailers or online selling similar merchandise, changing lifestyle choices of consumers in a particular market and the closing or decline in popularity of other businesses located near our boutiques. For example, numerous retailers have recently announced the closure of a significant number of their stores, mainly in mall and anchor store locations. Changes in areas around our boutique locations or changes in consumer shopping patterns, including a shift of consumer spending from brick-and-mortar to online, that result in reductions in customer foot traffic or otherwise render the locations unsuitable could cause our sales to be less than expected.

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

Many of our boutiques are located in shopping malls and other retail centers that benefit from the ability of “anchor” retail tenants, generally large department centers, and other attractions, to generate sufficient levels of consumer traffic in the vicinity of our boutiques. Any decline in the volume of consumer traffic at these shopping centers, whether because of economic slowdown, severe weather, a decline in the popularity of shopping centers, the closing of anchor stores or otherwise, could result in reduced sales at our boutiques and excess inventory. For example, numerous retailers have recently announced the closure of a significant number of their stores, mainly in mall and anchor store locations. We may have to respond by increasing markdowns or increasing promotions to reduce excess inventory in certain boutiques, which could have a material adverse effect on our margins and operating results.

Our use of traditional advertising channels is limited and if we fail to adequately continue to connect with our customer base, our business could be adversely affected.

We currently focus on organic, viral and in-boutique marketing to capture the interest of our customers and drive them to our boutiques and website. We limit our use of traditional advertising channels, such as newspapers, magazines, billboards, television and radio, which are used by some of our competitors. Although we are currently working to strengthen and evolve our marketing programs, there is no guarantee that such efforts will be successful. We expect to increase our use of social media, such as Facebook, Instagram, Pinterest and Twitter, in the future. If our marketing efforts are not successful, there may be no immediately available or cost effective alternative marketing channel for us to use to build or maintain brand awareness. As we execute our growth strategy, our ability to successfully integrate new boutiques into their surrounding communities or to expand into new markets will be adversely impacted if we fail to connect with our target customers. Failure to successfully connect with our target customers in new and existing markets could harm our business, results of operations and financial condition.

We depend on our senior management personnel and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.

Our future success is substantially dependent on the continued service of our senior management, particularly Mr. Steven P. Lawrence, our President and Chief Executive Officer since October 10, 2016. The loss of services of one or more of our named executive officers could impair our ability to manage our business effectively and could have an adverse effect on our business, as we may not be able to find suitable individuals to replace them on a timely basis or at all. Any departures of key personnel could be viewed in a negative light by investors and analysts, which could cause our common stock price to decline. We do not maintain key person insurance on any employee.

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

Our corporate headquarters and our only distribution facility are located in Houston, Texas. Our distribution facility supports both our boutiques and our ecommerce business. A majority of our merchandise is shipped from our vendors to the distribution facility and then packaged and shipped from our distribution facility to our boutiques and our ecommerce customers. The success of our boutiques depends on the timely receipt of merchandise because they must receive merchandise in a timely manner in order to stay current with the fashion preferences of our customers. The efficient flow of our merchandise requires that we have adequate capacity and uninterrupted service in our distribution facility to support both our current level of operations, and the anticipated increased levels that may follow from our growth plans. We believe that our current distribution facility is capable of supporting our growth plans for several years.

If we encounter difficulties associated with our distribution facility or if it were to shut down for any reason, including fire, hurricanes or other natural disaster or severe weather, we could face inventory shortages resulting in “out-of-stock” conditions in our boutiques, and delays in shipments to our customers, resulting in significantly higher costs and longer lead times associated with distributing our merchandise. See “The current geographic concentration of our boutiques creates an exposure to local economies, regional downturns and severe weather or other catastrophic occurrences that may materially adversely affect our financial condition and results of operations” below. Also, most of our computer equipment and senior management, including critical resources dedicated to merchandising, financial and administrative functions are located at our corporate headquarters. Our management and our operations and distribution staff would need to find an alternative location, causing further disruption and expense to our business and operations.

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

We have many important vendor relationships that we believe provide us with a competitive advantage. We do not own or operate any manufacturing facilities. Instead, we purchase our merchandise from third-party vendors. Our top 10 vendor vendors sourced approximately 30% of our merchandise in fiscal year 2016 with no single vendor accounting for more than 6% of our purchases. Our business and financial performance depend in large part on our ability to evaluate merchandise quickly for style and then modify any undesirable designs or to improve the quality, look, and fit of the item. We do not have long-term contracts with any of these vendors and we generally operate without any contractual assurances of continued supply, pricing or access to new products. Rather, we receive and review samples almost daily for fit and fashion evaluation. Any of our vendors could discontinue supplying us with desired products in sufficient quantities for a variety of reasons.

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

A failure in our ecommerce operations could significantly disrupt our business and lead to reduced sales, growth prospects and reputational damage.

While accounting for only 5.0% and 3.9% of our net sales in fiscal years 2016 and 2015, respectively, our ecommerce business is growing and is an important element of our brand and relationship with our customers. Net sales attributable to our ecommerce business increased 42% and 18% in fiscal years 2016 and 2015, respectively. Further expanding our ecommerce business is an important part of our growth strategy. In addition to changing consumer preferences, shifting traffic patterns and related customer acquisition costs and buying trends in our ecommerce business, we are vulnerable to certain additional risks and uncertainties associated with ecommerce sales, including rapid changes in technology, diversion of sales from our boutiques, credit card fraud, website downtime and other technical failures, security breaches, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities. Our failure to successfully respond to these risks and uncertainties could reduce our ecommerce sales, increase our costs, diminish our growth prospects, and damage our brand, which could negatively impact our results of operations and stock price.

There is no guarantee that we will be able to further expand our ecommerce business. Many of our competitors already have ecommerce businesses that are substantially larger and more developed than ours, which places us at a competitive disadvantage. Moreover, online shopping has benefitted from technology improving the online shopping experience and, in many cases, has resulted in a shift of consumer spending from brick-and-mortar to online where competition is even greater since “pure play” internet retailers do not have significant occupancy costs and boutique payroll expenses like we do.  If we are unable to further expand our ecommerce business, our growth plans will suffer and the price of our common stock could decline.

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

We operated 61 boutiques in Texas as of January 28, 2017, making Texas our largest market, representing approximately 9% of our total boutiques. We also have boutique concentration in California, Florida and the Northeast region, operating 55 boutiques, 48 boutiques and 119 boutiques in these regions, respectively, as of January 28, 2017. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our sales and profitability. These factors include, among other things, changes in demographics and population and severe weather or natural disasters.

Further, our corporate headquarters and only distribution center are currently located at a single facility in Houston, Texas. Our single distribution center receives, stores and distributes merchandise to all of our boutiques and fulfills all sales for our ecommerce business. Most of our computer equipment and senior management, including critical resources dedicated to merchandising and financial and administrative functions, are located at our corporate headquarters. As described elsewhere in the risk factors in this report, we do not have adequate disaster recovery systems and plans at our corporate headquarters and distribution facility. As a result, our business may be more susceptible to regional natural disasters, severe weather and catastrophes than the operations of more geographically diversified competitors. See “We have one corporate headquarters and distribution facility and have not yet implemented disaster recovery procedures. Disruptions to the operations at that location could have an adverse effect on our business operations” above.

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

Our vendors source the merchandise sold in our boutiques and our ecommerce website from manufacturers both inside and outside of the United States. Although each of our purchase orders is subject to our vendor manuals or policies, which require compliance with labor, immigration, manufacturing and product safety, environmental and other laws, we do not supervise, control or audit our vendors or the manufacturers that produce the merchandise we sell. The violation, or perception of any violation, of any labor, immigration, manufacturing safety or other laws by any of our vendors or their U.S. and non-U.S. manufacturers, such as use of child labor, or the divergence of the labor practices followed by any of our vendors or these manufacturers from those generally accepted in the United States, could damage our brand image or subject us to boycotts by our customers or activist groups.

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

The new administration may make substantial changes to policies, including fiscal, trade, regulatory and tax policies, that may adversely affect our business.

The new administration has called for substantial change to policies, including, fiscal, trade, regulatory and tax policies, which may include comprehensive tax reform. We cannot predict the impact, if any, of these changes to our business. However, it is possible that these changes could adversely affect our business. It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes. Any negative economic effects of instability resulting from the transition to a new administration, including changes in the political environment and policy changes, may negatively impact our business, financial condition and results of operations.

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

We believe that our trademarks are integral to our boutique design, our ecommerce business and our success in building our brand image and customer loyalty. We rely on trademark registrations and common law trademark rights to protect the distinctiveness of our brand and have registered those trademarks that we believe are important to our business with the United States Patent and Trademark Office. We cannot provide assurance that these registrations will prevent imitation of our name, merchandising concept, boutique design or private label merchandise, or the infringement of our other intellectual property rights by others. In most cases, the merchandise we sell is purchased on a non-exclusive basis from vendors that also sell to our competitors. While we use our brand name on these items, our competitors may seek to replicate aspects of our business strategy and in-boutique experience, thereby diluting the experience we offer and adversely affecting our brand and competitive position. Imitation of our name, concept, boutique design or merchandise in a manner that projects lesser quality or carries a negative connotation of our brand image could have an adverse effect on our business, financial condition and results of operations.

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

We currently purchase all of our inventory from domestic vendors, who source our merchandise both domestically and internationally. We believe most of the merchandise sourced by our vendors was produced outside the United States. These vendors, to the extent they obtain merchandise from outside of the United States, are subject to trade restrictions, including tariffs, safeguards or quotas, changes to which could increase the cost or reduce the supply of merchandise available to us. Under the World Trade Organization Agreement, effective January 1, 2005, the United States and other World Trade Organization member countries removed quotas on goods from World Trade Organization members, which in certain instances we believe afford our vendors greater flexibility in importing textile and apparel products from World Trade Organization countries from which they source our merchandise. However, as the removal of quotas resulted in an import surge from China, the United States imposed safeguard quotas on a number of categories of goods and apparel from China, and may impose additional quotas in the future. The new administration has called for substantial changes to the United States trade agreements, including imposing tariffs or border-adjusted taxes on imports to the United States of good manufactured outside the United States. These and other trade restrictions could have a significant impact on our vendors’ sourcing patterns in the future. The extent of this impact, if any, and the possible effect on our purchasing patterns and costs, cannot be determined at this time. We cannot predict whether any of the countries in which our vendors’ merchandise is currently manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States or foreign governments, nor can we predict the likelihood, type or effect of any restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against items we offer in our boutiques, as well as United States or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of merchandise to our vendors, and we would expect the costs to be passed along in increased prices to us, which could hurt our profitability.

Additionally, political instability or acts of terrorism, significant fluctuations in the value of the U.S. dollar against foreign currencies and restrictions on the transfer of funds between the U.S. and foreign jurisdictions, any of which if they effect the countries where our merchandise are sourced, could adversely affect our merchandise flow and, consequently, cause our sales to decline.

We may be subject to sales tax in states where we operate our ecommerce business, which could have an adverse effect on our business, financial condition and results of operations.

Under current state and federal laws, we are not required to collect and remit sales tax in some states where we sell through our ecommerce business. Legislation is pending in some states that may require us to collect and remit sales tax on ecommerce sales or institute use tax reporting. If states pass sales or use tax laws, we may need to collect and remit current and past sales tax and could face greater exposure to income tax and franchise taxes in these states. Any increase in sales tax or use tax reporting on our internet sales could discourage customers from purchasing through our ecommerce business, which could have an adverse effect on growth prospects.

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

Our costs to comply with changing regulations applicable to public companies are significant and our management is required to devote substantial time in complying with these public company regulations.

As a public company, we are required to incur additional legal, accounting, compliance and other expenses that private companies do not incur. We are obligated to file with the SEC annual and quarterly information and other reports that are specified in Section 13 and other sections of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are also subject to other reporting and corporate governance requirements, including certain requirements of The NASDAQ Stock Market, certain provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), certain provisions of the Dodd-Frank Act of 2010 (“Dodd-Frank”) and the regulations promulgated thereunder, which impose significant compliance obligations upon us. We must be certain that we have the ability to institute and maintain a comprehensive compliance function; established internal policies; ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis; design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with Sarbanes-Oxley; involve and retain outside counsel and accountants in the above activities and maintain an investor relations function.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property, but rather lease our properties. Our corporate headquarters, warehouse and distribution center are located in an approximately 218,000 square foot facility in Houston, Texas. The lease will expire on April 30, 2020 and we have options to renew the lease for an additional period of up to ten years. We believe that our current facility will be sufficient to support our growth plans for several years.

As of January 28, 2017, we had 671 boutiques in 48 states and the District of Columbia and had executed leases for 28 new boutiques we plan to open in fiscal year 2017. In total we have approximately 933,000 gross square feet across all of our boutiques. Our boutiques are leased from third parties with initial lease terms of five to ten years and many of our lease agreements have additional five-year renewal options. A majority of our leases have early termination clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods or if a shopping center does not meet specified occupancy standards. In addition to fixed minimum lease payments, most of our boutique leases provide for additional rental payments based on a percentage of sales if sales at the respective boutiques exceed specified levels. A majority of our leases also provide for additional payments associated with common area maintenance, real estate taxes and insurance. Many of our lease agreements have defined escalating rent provisions over the initial term and extensions.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market under the symbol “FRAN.” As of March 15, 2017, there were approximately 81 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations or other entities identified in security position listing maintained by depositories.

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the NASDAQ Global Select Market:

	High	Low
Fiscal Year 2016
First Quarter (January 31, 2016 to April 30, 2016)	$19.90	$16.23
Second Quarter (May 1, 2016 to July 30, 2016)	$17.12	$9.75
Third Quarter (July 31, 2016 to October 29, 2016)	$16.88	$11.96
Fourth Quarter (October 30, 2016 to January 28, 2017)	$22.39	$14.98

Fiscal Year 2015
First Quarter (February 1, 2015 to May 2, 2015)	$18.23	$13.95
Second Quarter (May 3, 2015 to August 1, 2015)	$17.40	$11.96
Third Quarter (August 2, 2015 to October 31, 2015)	$14.86	$10.05
Fourth Quarter (November 1, 2015 to January 30, 2016)	$18.61	$12.43

Dividend Policy

We did not declare or pay any dividends on our common stock during fiscal years 2016 and 2015. We presently do not have plans to pay any cash dividends in the near future. Any future determination to pay dividends will be at the discretion of our Board, subject to compliance with applicable law and any contractual provisions, including under agreements for indebtedness we may incur, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our Board deems relevant. Because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under future indebtedness we may incur. For information regarding restrictions on the payment of dividends imposed by the Second Amended and Restated Credit Agreement, see Note 5 to our audited consolidated financial statements included in “Financial Statements and Supplementary Data” in Item 8 of this Annual Report, which is incorporated herein by reference.

Performance Graph

The following graph compares the yearly percentage change in the cumulative stockholder return on our common stock with the cumulative total return for the NASDAQ Global Select Market Index and the NASDAQ Retail Trade Index. The graph assumes $100 was invested at the close of market on January 27, 2012 in the stock of Francesca’s Holdings Corporation, the NASDAQ Global Stock Market, and the NASDAQ Retail Trade Stocks. It also assumes that all dividends are reinvested.

	January 27, 2012	February 2, 2013	February 1, 2014	January 31, 2015	January 30, 2016	January 28, 2017
Francesca's Holdings Corporation	$100.00	$126.04	$83.59	$69.78	$80.20	$74.70
NASDAQ Global Select Market Index	$100.00	$112.87	$145.26	$164.72	$164.94	$202.26
NASDAQ Retail Trade Index	$100.00	$118.30	$130.50	$158.91	$161.09	$169.97

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

Purchases of Equity Securities by the Issuer

The following table provides information about the Company’s share repurchase activity during the thirteen weeks ended January 28, 2017.

Period (1)	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchase as part of a publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 30, 2016 – November 26, 2016 (4)	116,324	$16.51	116,324	$66,941,017
November 27, 2016 – December 31, 2016	80,090	$17.56	80,090	$65,536,152
January 1, 2017 – January 28, 2017	103,582	$18.08	103,582	$63,665,175
Total	299,996	$17.33	299,996
1)	Periodic information is presented by reference to our fiscal monthly periods during the fourth quarter of fiscal year 2016.
2)	Average price paid per share includes brokers’ commission.
3)	On March 15, 2016, the Company’s Board of Directors authorized an additional $100 million share repurchase program to commence upon the exhaustion of a previous $100 million share repurchase program approved in September 2013. This authorization has no expiration date. Under the repurchase program, purchases can be made from time to time through open market purchases, in privately negotiated transactions, under a Rule 10b5-1 plans or through other available means. The specific timing and amount of repurchases is dependent on market conditions, securities law limitations and other factors.
4)	Includes shares of restricted stock purchased in connection with employee tax withholding obligations under the Francesca’s Holdings Corporation 2015 Equity Stock Incentive Plan.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data for each of the years ended January 28, 2017, January 30, 2016 and January 31, 2015, and the selected consolidated balance sheet data as of January 28, 2017 and January 30, 2016 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the year ended February 1, 2014 and February 2, 2013 and the consolidated balance sheet data as of January 31, 2015, February 1, 2014, and February 2, 2013 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

We operate on a fiscal calendar which, in a given fiscal year, consists of a 52- or 53-week period ending on the Saturday closest to January 31st. The reporting periods contained in our audited consolidated financial statements included in this report contain 52 weeks of operations in fiscal year 2016, which ended on January 28, 2017, 52 weeks of operations in fiscal year 2015, which ended on January 30, 2016, and 52 of weeks of operations in fiscal year 2014, which ended on January 31, 2015. Our fiscal year 2013 included 52 weeks of operations which ended on February 1, 2014 and our fiscal year 2012 included 53 weeks of operations which ended on February 2, 2013. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read the selected consolidated financial and operating data for the periods presented in conjunction with “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes, which are included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	January 28,	January 30,	January 31,	February 1,	February 2,
	2017	2016	2015	2014	2013
	(in thousands, except per share data, percentages and operating data)

Consolidated Statements of Operations
Net sales	$487,188	$439,377	$377,497	$340,325	$296,373
Cost of goods sold and occupancy costs	258,561	229,673	199,919	164,260	137,873
Gross profit	228,627	209,704	177,578	176,065	158,500
Selling, general, and administrative expense	160,702	147,387	124,804	101,795	80,560
Income from operations	67,925	62,317	52,774	74,270	77,940
Interest expense	(464)	(457)	(623)	(588)	(672)
Other income (expense)	147	(151)	88	208	230
Income before income tax expense	67,608	61,709	52,239	73,890	77,498
Income tax expense	25,607	23,557	20,131	29,051	30,437
Net income	$42,001	$38,152	$32,108	$44,839	$47,061

Basic earnings per common share (1)	$1.09	$0.91	$0.76	$1.03	$1.08

	Fiscal Year Ended
	January 28,	January 30,	January 31,	February 1,	February 2,
	2017	2016	2015	2014	2013
	(in thousands, except per share data, percentages and operating data)

Diluted earnings per common share(1)	$1.09	$0.91	$0.76	$1.02	$1.05

Weighted average shares outstanding:
Basic shares	38,429	42,013	42,259	43,372	43,744
Diluted shares	38,551	42,117	42,380	44,123	44,807

Consolidated Balance Sheets
Total current assets	$100,075	$110,769	$85,899	$82,425	$59,685
Total assets	$189,593	$193,577	$165,545	$150,545	$113,174
Long-term debt	$-	$-	$-	$25,000	$-
Total liabilities	$73,058	$67,185	$56,331	$72,478	$41,117
Total stockholders’ equity	$116,535	$126,392	$109,214	$78,067	$72,057

Operating data:
Comparable sales change for period (2)(3)	2%	3%	(5)%	(2)%	16%
Number of boutiques open at end of period	671	616	539	451	360
Net sales per average square foot for period(4)	$545	$543	$545	$592	$632
Average square feet per boutique at the end of the period(5)	1,391	1,368	1,350	1,359	1,385
Total approximate gross square feet at end of period	933,000	843,000	728,000	613,000	499,000
1)	Please see Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of per share calculations.
2)	A boutique is included in comparable sales on the first day of the fifteenth full month following the boutique’s opening. When a boutique that is included in comparable sales is relocated, we continue to consider sales from that boutique to be comparable sales. If a boutique is closed for thirty days or longer for a remodel or as a result of weather damage, fire or the like, we no longer consider sales from that boutique to be comparable sales. If a boutique is permanently closed, we exclude sales from that boutique from comparable sales on the first day of the fiscal month that it did not register full month of sales. Beginning in the first quarter of fiscal year 2013, comparable sales results include our ecommerce sales. To facilitate comparability with the prior year period, prior year comparable sales change was recalculated and now includes ecommerce sales results.
3)	Fiscal year 2012 was a 53-week year. In calculating comparable sales change for fiscal year 2013, comparable sales for the period February 3, 2013 through February 1, 2014 were compared against comparable sales for the period February 5, 2012 through February 2, 2013. In calculating comparable sales change for fiscal year 2012, comparable sales in the 53rd week were excluded.
4)	Net sales per average square foot for the period is calculated by dividing net sales for the period by the average square feet during the period. For purposes of providing a net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. Average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average total square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.
5)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.

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

We operate on a fiscal calendar which, in a given fiscal year, consists of a 52- or 53-week period ending on the Saturday closest to January 31st. The reporting periods contained in our audited consolidated financial statements included in this report contain 52 weeks of operations in fiscal year 2016, which ended on January 28, 2017, 52 weeks of operations in fiscal year 2015, which ended on January 30, 2016, and 52 weeks of operations in fiscal year 2014, which ended on January 31, 2015. Historical results are not necessarily indicative of the results to be expected for any future period.

Overview

Our company was founded in 1999. francesca’s® is a specialty retailer which operates a nationwide-chain of boutiques providing customers a unique, fun and personalized shopping experience. Our growth and operating results reflect the initiatives taken by our management team which include optimizing real estate, improving inventory management, enhancing merchandise assortment, elevating guest experience and investing in our distribution capability and in our internet site and ecommerce capabilities. We also continue to strengthen our capital and liquidity positions by generating positive cash flows from operations and maintaining appropriate debt levels.

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales, comparable sales, cost of goods sold and occupancy costs, selling, general and administrative expenses and income from operations. A summary of our financial results are as follows.

•	Between fiscal year 2014 and 2016 our net sales increased from $377.5 million to $487.2 million, representing a compound annual growth rate of approximately 13.6%.

•	Our comparable sales (see footnotes 2 and 3 to the table under “Selected Financial Data” in Item 6 of this Annual Report) increased by 2% and 3% and decreased by 5% in fiscal years 2016, 2015 and 2014, respectively.

•	Between fiscal year 2014 and 2016 our ecommerce sales increased from $14.4 million to $24.1 million, representing a compound annual growth rate of approximately 29.3%.

•	Our income from operations was $67.9 million, $62.3 million and $52.8 million in fiscal years 2016, 2015 and 2014, respectively.

•	Between the end of fiscal year 2014 and 2016 our boutique count increased from 539 to 671.

Since the beginning of fiscal year 2016, we have increased our boutique base from 616 boutiques to 671 boutiques as of January 28, 2017. We opened 64 boutiques and closed nine underperforming boutiques during fiscal year 2016. We believe there is an opportunity to grow our boutique base to more than 900 boutiques in the United States. We expect to open approximately 60 to 65 new boutiques and to close approximately 10 to 15 existing boutiques in fiscal year 2017.

On May 15, 2016, Michael W. Barnes resigned from his positions as Chairman, President and Chief Executive Officer (“CEO”) of the Company. As a result, each of Mr. Barnes’ then-outstanding and unvested equity awards were forfeited. This forfeiture resulted in the reversal of $2.6 million of previously recognized stock-based compensation expense related to those unvested awards recorded during the second quarter of fiscal year 2016. Additionally, we incurred $0.6 million of professional expenses in connection with the related search process for a new CEO during the same period.

In September 2016, the Board of Directors appointed Steven P. Lawrence as the Company’s President and Chief Executive Officer effective as of October 10, 2016.

We are in the process of deploying a new technology suite of systems to enhance our omni channel and customer engagement capabilities as part of our long-term strategic plan. This includes replacing our legacy point-of-sale system and the introduction of a new order management system and a new customer relationship management system expected to be implemented during fiscal year 2017. Throughout the installation and stabilization of these new systems, we will continue to run our existing platform to ensure continuity during the conversion process. We expect that these new systems will enhance our visibility into our customers’ preferences, merchandise and supply chain resulting in improved customer service, improved operational efficiency, enhanced management analytics and increased synergies between our ecommerce and our boutique channels.

Results of Operations

Fiscal Year 2016 Compared to Fiscal Year 2015

	Fiscal Year Ended
	January 28, 2017		January 30, 2016		Variance
	In Dollars	As a % of Net Sales(1)	In Dollars	As a % of Net Sales (1)	In Dollars	%	Basis Points (1)
	(in thousands, except percentages)
Net sales	$487,188	100.0%	$439,377	100.0%	$47,811	11%	-
Cost of goods sold and occupancy costs	258,561	53.1%	229,673	52.3%	28,888	13%	80
Gross profit	228,627	46.9%	209,704	47.7%	18,923	9%	(80)
Selling, general and administrative expenses	160,702	33.0%	147,387	33.5%	13,315	9%	(50)
Income from operations	67,925	13.9%	62,317	14.2%	5,608	9%	(30)
Interest expense	(464)	(0.1)%	(457)	(0.1)%	(7)	(2)%	-
Other income (expense)	147	0.0%	(151)	0.0%	298	197%	-
Income before income tax expense	67,608	13.9%	61,709	14.0%	5,899	10%	(10)
Income tax expense	25,607	5.3%	23,557	5.4%	2,050	9%	(10)
Net income	$42,001	8.6%	$38,152	8.7%	$3,849	10%	(10)

(1) Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales increased 11%, or $47.8 million, to $487.2 million in fiscal year 2016 compared to $439.4 million in fiscal year 2015. This increase is due to the 2% increase in comparable sales and the addition of 55 net new boutiques during fiscal year 2016. The increase in comparable sales was due to an increase in average transaction value as well as an increase in the number of comparable transactions, despite a decrease in traffic. Ecommerce comparable sales increased 42% to $24.1 million driven by higher website traffic and conversion rate. There were 604 comparable boutiques and 67 non-comparable boutiques open at January 28, 2017 compared to 532 and 84, respectively, at January 30, 2016.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 13%, or $28.9 million, to $258.6 million in fiscal year 2016 compared to $229.7 million in fiscal year 2015. Cost of merchandise and freight expenses increased by $21.2 million due primarily to increased sales volume. Occupancy costs increased by $7.7 million principally due to the increase in the number of boutiques in operation during fiscal year 2016 as compared to fiscal year 2015.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 53.1% in fiscal year 2016 from 52.3% in fiscal year 2015, an unfavorable variance of 80 basis points. This unfavorable variance was due to 90 basis points decline in merchandise margin partially offset by 10 basis points of occupancy costs leverage. The lower merchandise margin was primarily driven by increased markdowns and marked-out-of-stock activity in fiscal year 2016 compared to fiscal year 2015 as we focused on inventory management.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 9%, or $13.3 million, to $160.7 million in fiscal year 2016 compared to $147.4 million in fiscal year 2015. This increase was primarily due to a $10.2 million increase in boutique and corporate payroll and a $1.0 million increase in merchant fees associated with the larger boutique base and increased sales. Software costs and depreciation increased $1.7 million, marketing expenses increased $1.4 million and professional fees increased $1.2 million. The increase in marketing expenses was due to the implementation of new marketing initiatives during fiscal year 2016 while the increase in professional fees, software costs and depreciation were due to increased strategic initiative investments, primarily in technology and infrastructure. These increases were partially offset by a $2.0 million net benefit associated with the resignation of our previous CEO and the related search process. As a percentage of net sales, selling, general and administrative expenses decreased to 33.0% in fiscal year 2016 from 33.5% in fiscal year 2015 primarily due to the net benefit associated with the resignation of our previous CEO.

Income Tax Expense

Income tax expense increased to $25.6 million in fiscal year 2016 compared to $23.6 million in fiscal year 2015 due to the increase in taxable income. Our effective tax rate was 37.9% and 38.2% in fiscal years 2016 and 2015, respectively.

Fiscal Year 2015 Compared to Fiscal Year 2014

	Fiscal Year Ended
	January 30, 2016		January 31, 2015		Variance
	In Dollars	As a % of Net Sales(1)	In Dollars	As a % of Net Sales (1)	In Dollars	%	Basis Points (1)
	(in thousands, except percentages)
Net sales	$439,377	100.0%	$377,497	100.0%	$61,880	16%	-
Cost of goods sold and occupancy costs	229,673	52.3%	199,919	53.0%	29,754	15%	(70)
Gross profit	209,704	47.7%	177,578	47.0%	32,126	18%	70
Selling, general and administrative expenses	147,387	33.5%	124,804	33.1%	22,583	18%	50
Income from operations	62,317	14.2%	52,774	14.0%	9,543	18%	20
Interest expense	(457)	(0.1)%	(623)	(0.2)%	166	(27)%	10
Other income (expense)	(151)	0.0%	88	0.0%	(239)	(272)%	-
Income before income tax expense	61,709	14.0%	52,239	13.8%	9,470	18%	20
Income tax expense	23,557	5.4%	20,131	5.3%	3,426	17%	10
Net income	$38,152	8.7%	$32,108	8.5%	$6,044	19%	20

(1) Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales increased 16%, or $61.9 million, to $439.4 million in fiscal year 2015 compared to $377.5 million in fiscal year 2014. This increase is due to the 3% increase in comparable sales as well as the 83 new boutiques opened during fiscal year 2015. The increase in comparable sales was due to the increase in average transaction value while the number of comparable transactions was flat compared to last year. Our ecommerce sales increased 18%, or $2.6 million, to $17.1 million in fiscal year 2015 from $14.4 million in fiscal year 2014 primarily due to increased conversion rate. There were 532 comparable boutiques and 84 non-comparable boutiques open at January 30, 2016 compared to 446 and 93, respectively, at January 31, 2015.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 18%, or $22.6 million, to $147.4 million in fiscal year 2015 compared to $124.8 million in fiscal year 2014. This increase is primarily due to a $19.3 million increase in boutique and corporate payroll to support the increasing boutique base and increased sales as well as higher performance-based incentive bonus expense resulting from meeting our financial performance target for the year. As a percentage of net sales, selling, general and administrative expenses increased to 33.5% in fiscal year 2015 from 33.1% in fiscal year 2014 due to deleveraging of expenses as the growth in expenses outpaced the growth in sales.

Income Tax Expense

Income tax expense increased to $23.6 million in fiscal year 2015 compared to $20.1 million in fiscal year 2014 due to the increase in taxable income. Our effective tax rate was 38.2% and 38.5% in fiscal years 2015 and 2014, respectively.

Sales by Merchandise Category

The following table presents merchandise by category, in dollars and as a percentage of total sales, for the periods indicated.

	Fiscal Year Ended
	January 28, 2017		January 30, 2016		January 31, 2015
		As a %		As a %		As a %
	In	of Net	In	of Net	In	of Net
	Dollars	Sales	Dollars	Sales	Dollars	Sales
	(in thousands, except percentages)
Apparel	$240,576	49.5%	$212,371	48.5%	$180,736	48.0%
Jewelry	109,642	22.6%	96,337	22.0%	81,751	21.7%
Accessories	73,480	15.1%	71,252	16.2%	65,270	17.3%
Gifts	62,008	12.8%	58,387	13.3%	48,981	13.0%
Merchandise sales(1)	$485,706	100.0%	$438,347	100.0%	$376,738	100.0%

(1) Excludes gift card breakage income, shipping and change in return reserve.

Seasonality

Our business is seasonal in nature and demand is generally the highest in the fourth fiscal quarter due to the year-end holiday season and lowest in the first fiscal quarter. In addition, to prepare for these periods, we must order and keep in stock more merchandise than we carry during other parts of the year. We expect inventory levels, along with an increase in accounts payable and accrued expenses, generally to reach their highest levels in the fourth fiscal quarter in anticipation of the increased net sales during this period. As a result of this seasonality and generally because of variation in consumer spending habits, we experience fluctuations in net sales and working capital requirements during the year.

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

We were in compliance with all covenants under our revolving credit facility as of January 28, 2017. At January 28, 2017, we had $53.2 million of cash and cash equivalents and approximately $75.0 million in borrowing availability as no borrowings were outstanding under our revolving credit facility.

We expect that our cash flow from operations along with borrowings under our revolving credit facility and tenant allowances for new boutiques will be sufficient to fund capital expenditures, our working capital requirements and our principal and interest requirements, if any, under our revolving credit facility for at least the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table.

	Fiscal Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
	(in thousands)
Provided by operating activities	$72,171	$62,867	$54,444
Used in investing activities	(21,844)	(24,264)	(24,242)
Used in financing activities	(53,349)	(21,450)	(28,629)
Net (decrease) increase in cash and cash equivalents	$(3,022)	$17,153	$1,573

Operating Activities

Net cash provided by operating activities consist primarily of net income adjusted for non-cash items (including depreciation and amortization and deferred taxes), the effect of working capital changes and tenant allowances received from landlords.

Cash provided by operating activities increased $9.3 million in fiscal year 2016 compared to fiscal year 2015 primarily due to higher net income and income tax payable, due to timing of tax payments, as well as lower merchandise inventory as we further improved our inventory management. These changes were partially offset by the decrease in accounts payable and the increase in prepaid expenses and other assets. The increase in prepaid and other assets was mainly due to higher investments in technology and a larger boutique base while the decrease in accounts payable was due to lower inventory related payables.

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

	Fiscal Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
	(in thousands)
Capital expenditures for:
New boutiques	$13,370	$16,758	$18,668
Existing boutiques	3,675	5,656	3,997
Technology	4,067	1,099	1,143
Corporate and distribution	740	763	447
	$21,852	$24,276	$24,255

Our total capital expenditures for fiscal years 2016, 2015 and 2014 were $21.9 million, $24.3 million and $24.3 million, respectively, with new boutiques accounting for most of our spending at $13.4 million, $16.8 million and $18.7 million over the same period, respectively. Spending for new boutiques include amounts associated with boutiques that will open in the subsequent fiscal year. We opened 64 boutiques in fiscal year 2016, 83 boutiques in fiscal year 2015 and 88 boutiques in fiscal year 2014. The average cost of the leasehold improvements and furniture and fixtures, excluding tenant allowances, for new boutiques opened in fiscal year 2016, 2015 and 2014 were $235,000, $221,000 and $200,000, respectively. The increase in the average boutique build-out costs in each fiscal year was principally due to opening larger boutiques, particularly in outlet locations. The average size of boutiques opened in each fiscal year 2016, 2015 and 2014 was 1,597 square feet, 1,482 square feet and 1,318 square feet, respectively. The average tenant allowance per new boutique were $77,000, $77,000 and $87,000 in fiscal years 2016, 2015 and 2014, respectively, while total cash inflows from tenant allowances totaled $3.7 million, $6.8 million and $7.4 million over the same period, respectively. The decrease in average tenant allowance in fiscal year 2015 was principally due to opening more boutiques in non-mall locations while the decrease in cash inflow from tenant allowance in fiscal year 2016 was due to timing of collection. Tenant allowances are amortized as a reduction in rent expense over the term of the lease. The average collection period for these allowances is approximately six months after boutique opening. As a result, we fund the cost of new boutiques with cash flow from operations, tenant allowances from our landlords, or borrowings under our revolving credit facility. Our spending for existing boutiques totaled $3.7 million, $5.7 million and $4.0 million in fiscal year 2016, 2015 and 2014, respectively. Spending for existing boutiques was used for remodeling or relocating 33 boutiques, 28 boutiques and 53 boutiques in fiscal years 2016, 2015 and 2014, respectively, and in fiscal year 2015, for updating display furniture and equipment. The remaining capital expenditures in each of the fiscal years 2016, 2015 and 2014 were primarily used for investments in information technology, our corporate offices and for distribution facility enhancements. Our information technology investments were higher in fiscal year 2016 compared to prior periods due to spending associated with the implementation of a point-of-sale system.

Management anticipates that capital expenditures in fiscal year 2017 will be approximately $28.0 million to $33.0 million. The majority of this amount will be spent on investments in new and existing boutiques as well as upgrading and implementation our new point-of-sale and customer relationship management systems.

Financing Activities

Net cash used in financing activities consist principally of borrowings and payments under our revolving credit facilities, if any, repurchases of common stock as well as proceeds from the exercise of stock options and the related tax consequence.

Net cash used in financing activities in fiscal year 2016 was $53.3 million. This consisted of repurchases of our common stock amounting to $53.9 million partially offset by $0.5 million proceeds from exercise of stocks options and the related tax consequence. Net cash used in financing activities in fiscal year 2015 was $21.5 million. This consisted of repurchases of our common stock amounting to $22.2 million partially offset by $0.7 million proceeds from exercise of stock options and the related tax consequence. Net cash used in financing activities in fiscal year 2014 was $28.6 million. This consisted of cash outflows for the repayment of amounts outstanding under our revolving credit facility amounting to $25.0 million and repurchases of our common stock amounting to $5.3 million. These cash outflows were partially offset by $1.6 million proceeds from stock option exercises and the related tax consequence.

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

The Second Amended and Restated Credit Agreement provides an aggregate amount of $75.0 million in credit facility (including up to $10.0 million for letters of credit) and matures on August 30, 2018. The Second Amended and Restated Credit Agreement also contains an increase option permitting Francesca’s Collections, subject to certain requirements, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event Francesca’s Collections has certain indebtedness outstanding.  At January 28, 2017, there was no amount outstanding under the Second Amended and Restated Credit Agreement.

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

The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including limitations on the ability of Francesca’s Collections and its subsidiaries to (i) incur additional debt; (ii) create liens; (iii) make certain investments, acquisitions, loans and advances; (iv) sell assets; (v) pay dividends or make distributions or make other restricted payments; (vi) prepay other indebtedness; (vii) engage in mergers or consolidations; (viii) change the business conducted by Francesca’s Collections and its subsidiaries; (ix) engage in certain transactions with affiliates; (x) enter into agreements that restrict dividends from subsidiaries; and (xi) amend certain charter documents and material agreements governing subordinated and junior indebtedness. However, Francesca’s Collections is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and Francesca’s Collections is in pro forma compliance with a maximum secured leverage ratio.  At January 28, 2017, Francesca’s Collections would have met the conditions for paying dividends out of the available investment basket, including compliance with the required total secured leverage ratio.

The Second Amended and Restated Credit Agreement requires Francesca’s Collections to comply with the following financial covenants:

•	A maximum ratio of (i) lease-adjusted consolidated total debt (as defined in the Second Amended and Restated Credit Agreement) to (ii) consolidated earnings before income tax, depreciation and rent of 4.25 to 1.00.

•	Maximum capital expenditures of $30.0 million per fiscal year, with any unused portion allowed to be carried over to the next two fiscal years subject to a 50.0% cap.

As of January 28, 2017, Francesca’s Collections was in compliance with all covenants under the Second Amended and Restated Credit Agreement.

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

Revenue Recognition

We recognize revenue upon purchase of merchandise by customers, net of estimated merchandise returns and discounts and sales taxes collected. For boutique sales, revenue is recognized at the point at which the customer receives and pays for the merchandise at the register. For ecommerce sales, revenue is recognized upon delivery and includes shipping charges. Management estimates future returns on previously sold merchandise based on return history and current sales levels. The estimated sales returns are periodically compared to actual sales returns and adjusted, if appropriate. We do not believe that there is a reasonable likelihood that there will be material changes in future estimates or assumptions we use to calculate our merchandise return reserve; however, if the actual rate of merchandise returns increases significantly, our operating results may be adversely affected.

Inventory Valuation

We value merchandise inventory at the lower of cost or market on a weighted average cost basis. Inventory costs include cost of merchandise and freight costs. We record merchandise receipts at the time they are delivered to our distribution center or to our boutiques directly from vendors.

We regularly review our inventory levels to identify slow-moving merchandise. In order to clear slow-moving merchandise, we use promotional markdowns or mark certain items out-of-stock and dispose of such inventory at a pace suitable for our merchandising strategy. Each period, we evaluate recent selling trends and the related promotional events or pricing strategies in place to sell through the current inventory levels. Promotional markdowns, additions to the lower of cost or market (“LCM”) reserve or inventory disposal may occur when inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, lack of consumer acceptance of fashion items, competition or if it is determined that the inventory in stock will not sell at its currently ticketed price. Such markdowns or disposals may have an adverse impact on earnings, depending on the extent and amount of inventory affected. In addition, the anticipated deployment of new merchandise is reflected within the estimated future promotional markdown plan as such new inventory, in certain circumstances, will displace merchandise currently on-hand.

We also estimate an inventory shrinkage reserve for the period of time between the last physical inventory count and the balance sheet date. The estimate for shrinkage reserve can be affected by changes in merchandise mix and changes in actual shrinkage trends.

Changes to the LCM and shrinkage reserves are included in cost of goods sold and occupancy costs in the consolidated statements of operations.

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

Impairment charges related to boutique assets in fiscal years 2016, 2015 and 2014 were $0.1 million, $0.2 million and $0 respectively. Additionally, we recognized an impairment charge of $0.6 million and $2.5 million in fiscal years 2015 and 2014, respectively, in connection with the abandonment of previously capitalized expenditures related to the development of the Company’s ecommerce website. The impairment charges are included in selling, general and administrative expenses.

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

We recognize tax liabilities for uncertain tax positions and adjust these liabilities when the company’s judgment changes as a result of the evaluation of new information not previously available. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. There were no uncertain tax positions requiring accrual at January 28, 2017 and January 30, 2016.

Stock-based Compensation

Stock-based compensation is measured based on the grant date fair value and is recognized as expense over the requisite service period (which generally is the vesting period of the award) for awards that are expected to vest. We recognized stock-based compensation amounting to $1.0 million, $2.9 million and $2.7 million in fiscal years 2016, 2015 and 2014, respectively. Stock-based compensation expense in fiscal year 2016 included a $2.6 million reversal of previously accrued stock-based compensation expense related to the forfeiture of unvested awards granted to our previous CEO. The net reversal was recorded during the second quarter of fiscal year 2016.

Stock Options

We generally use the Black-Scholes option pricing model to determine the fair value of stock options, except for stock options subject to market conditions for which we use a Monte-Carlo simulation model. The determination of fair value using each of these models consider the following assumptions.

•	Expected volatility. Prior to fiscal year 2015, we estimated expected volatility using historical and implied volatilities of similar entities whose shares prices are publicly available, including Company specific data. Beginning in fiscal year 2015, we estimated volatility using the historical volatility of our own common stock.

•	Expected term. The expected term represents the period of time options are expected to be outstanding. Due to lack of sufficient historical data, we use the “simplified method” as allowed by SEC Staff Accounting Bulletin Topic 14D2 to estimate the expected term. The simplified method defines expected term as the midpoint between the vesting date and the contractual term of the stock option.

•	Risk-free interest rate. The risk-free interest rate is based on the rate of treasury instruments whose maturities are similar to those of the expected term of the award being valued.

•	Expected dividend yield. The expected dividend yield is based on our expectations of not paying dividends on our common stock for the foreseeable future.

In fiscal years 2016, 2015 and 2014, the grant date fair value of stock options was estimated using the following assumptions:

	Fiscal Year
	2016	2015	2014
Expected volatility rate	54.2%	54.0%	57.0%- 60.3%
Expected term (in years)	5.5	6.5	6.0 - 7.5
Risk-free interest rate	1.2%	1.9%	1.9% - 2.0%
Expected dividend yield	-	-	-

Restricted Stock

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

Contractual Obligations

The following table summarizes our contractual obligations as of January 28, 2017 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands)
Long term debt(1)	$303	$195	$108	$-	$-
Operating lease obligations(2)	262,238	44,393	84,553	63,719	69,573
Merchandise purchase commitments	44,441	44,441	-	-	-
Contracts for software application implementation	7,124	2,201	2,836	2,087
1)	This amount represents unused commitment fee. For purposes of this table, we estimated the amount of unused commitment fee using the amount available for borrowing and the average rate at January 28, 2017 of $75.0 million and 0.25%, respectively.

2)	Excludes common area maintenance charges, real estate taxes and certain other expenses which amounted to approximately 43% of minimum lease obligations in fiscal year 2016.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows could be exposed to changes in interest rates to the extent that we do not use effective hedging arrangements. We historically have not used derivative financial instruments for speculative or trading purposes, however, this does not preclude our adoption of specific hedging strategies in the future. At January 28, 2017, no amount was outstanding under the Second Amended and Restated Credit Agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Francesca’s Holdings Corporation

We have audited the accompanying consolidated balance sheets of Francesca’s Holdings Corporation (the “Company”) as of January 28, 2017 and January 30, 2016 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Francesca’s Holdings Corporation at January 28, 2017 and January 30, 2016 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 28, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Francesca’s Holdings Corporation’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 22, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Houston, Texas
March 22, 2017

Francesca’s Holdings Corporation

Consolidated Balance Sheets

(In thousands, except share data)

	January 28,	January 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$53,202	$56,224
Accounts receivable	5,605	9,580
Inventories	23,958	31,541
Deferred income taxes	8,487	6,411
Prepaid expenses and other current assets	8,823	7,013
Total current assets	100,075	110,769
Property and equipment, net	80,484	77,894
Deferred income taxes	6,978	3,847
Other assets, net	2,056	1,067
TOTAL ASSETS	$189,593	$193,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,205	$14,305
Accrued liabilities	25,761	16,328
Total current liabilities	34,966	30,633
Landlord incentives and deferred rent	38,092	36,552
Total liabilities	73,058	67,185
Commitments and contingencies
Stockholders’ equity:
Common stock-$.01 par value, 80.0 million shares authorized, 46.1 million and 45.9 million shares issued as of January 28, 2017 and January 30, 2016, respectively.	461	459
Additional paid-in capital	109,008	107,693
Retained earnings	143,557	101,556
Treasury stock, at cost – 8.5 million and 4.8 million shares held at January 28, 2017 and January 30, 2016, respectively.	(136,491)	(83,316)
Total stockholders’ equity	116,535	126,392
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$189,593	$193,577

The accompanying notes are an integral part of these Consolidated Financial Statements.

Francesca’s Holdings Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
Net sales	$487,188	$439,377	$377,497
Cost of goods sold and occupancy costs	258,561	229,673	199,919
Gross profit	228,627	209,704	177,578
Selling, general and administrative expenses	160,702	147,387	124,804
Income from operations	67,925	62,317	52,774
Interest expense	(464)	(457)	(623)
Other income (expense)	147	(151)	88
Income before income tax expense	67,608	61,709	52,239
Income tax expense	25,607	23,557	20,131
Net income	$42,001	$38,152	$32,108

Basic earnings per common share	$1.09	$0.91	$0.76
Diluted earnings per common share	$1.09	$0.91	$0.76

Weighted average shares outstanding:
Basic shares	38,429	42,013	42,259
Diluted shares	38,551	42,117	42,380

The accompanying notes are an integral part of these Consolidated Financial Statements.

Francesca’s Holdings Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional		Treasury	Total
	Shares	Par	Paid-In	Retained	Stock,	Stockholders’
	Outstanding	Value	Capital	Earnings	at cost	Equity
Balance, February 1, 2014	42,349	$452	$101,192	$31,296	$(54,873)	$78,067
Net income	-	-	-	32,108	-	32,108
Stock-based compensation	-	-	2,668	-	-	2,668
Restricted stocks issued, net of forfeitures	2	-	-	-	-	-
Stock options exercised	232	3	1,329	-	-	1,332
Tax effect of stock-based compensation	-	-	309	-	-	309
Repurchases of common stock	(285)	-	-	-	(5,270)	(5,270)
Balance, January 31, 2015	42,298	$455	$105,498	$63,404	$(60,143)	$109,214
Net income	-	-	-	38,152	-	38,152
Stock-based compensation	-	-	2,932	-	-	2,932
Restricted stocks issued, net of forfeitures	273	3	(3)	-	-	-
Stock options exercised	100	1	498	-	-	499
Tax effect of stock-based compensation	-	-	(1,232)	-	-	(1,232)
Repurchases of common stock	(1,576)	-	-	-	(23,173)	(23,173)
Balance, January 30, 2016	41,095	$459	$107,693	$101,556	$(83,316)	$126,392
Net income	-	-	-	42,001	-	42,001
Stock-based compensation	-	-	1,016	-	-	1,016
Restricted stocks issued, net of forfeitures	200	2	-	-	-	2
Stock options exercised	50	-	512	-	-	512
Tax effect of stock-based compensation	-	-	(213)	-	-	(213)
Repurchases of common stock	(3,804)	-	-	-	(53,175)	(53,175)
Balance, January 28, 2017	37,541	$461	$109,008	$143,557	$(136,491)	$116,535

The accompanying notes are an integral part of these Consolidated Financial Statements.

Francesca’s Holdings Corporation

Consolidated Statements of Cash flows

(In thousands)

	Fiscal Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
Cash Flows Provided by Operating Activities:
Net income	$42,001	$38,152	$32,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,337	16,816	13,151
Stock-based compensation expense	1,016	2,932	2,668
Excess tax benefit from stock-based compensation	(34)	(236)	(309)
Impairment charges	141	790	2,470
Loss on disposal of assets	407	487	364
Amortization of debt issuance costs	245	245	245
Deferred income taxes	(5,411)	(3,226)	(1,600)
Changes in assets and liabilities:
Accounts receivable	3,975	2,935	(2,986)
Inventories	7,583	(7,740)	813
Prepaid expenses and other assets	(3,160)	(524)	373
Accounts payable	(4,936)	4,137	(363)
Accrued liabilities	9,467	4,424	2,081
Landlord incentives and deferred rent	1,540	3,675	5,429
Net cash provided by operating activities	72,171	62,867	54,444

Cash Flows Used in Investing Activities:
Purchase of property and equipment	(21,852)	(24,276)	(24,255)
Other	8	12	13
Net cash used in investing activities	(21,844)	(24,264)	(24,242)

Cash Flows Used in Financing Activities:
Repurchases of common stock	(53,853)	(22,185)	(5,270)
Proceeds from the exercise of stock options	512	499	1,332
Excess tax benefit from stock-based compensation	34	236	309
Taxes paid related to net settlement of equity awards	(42)	-	-
Repayment of borrowings under the revolving credit facility	-	-	(25,000)
Net cash used in financing activities	(53,349)	(21,450)	(28,629)

Net increase in cash and cash equivalents	(3,022)	17,153	1,573
Cash and cash equivalents, beginning of year	56,224	39,071	37,498
Cash and cash equivalents, end of year	$53,202	$56,224	$39,071

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$19,324	$23,958	$24,088
Interest paid	$192	$190	$388

The accompanying notes are an integral part of these Consolidated Financial Statements.

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of Business

Francesca’s Holdings Corporation (the “Company” or “Holdings”) is a holding company incorporated in 2007 under the laws of Delaware. The Company’s business operations are conducted through its subsidiaries.  The Company operates a nationwide-chain of boutiques providing customers a unique, fun and differentiated shopping experience. The Company offers a diverse and balanced mix of apparel, jewelry, accessories and gifts at attractive values. At January 28, 2017, the Company operated 671 boutiques, which are located in 48 states throughout the United States and the District of Columbia, and its ecommerce website.

Fiscal Year

The Company maintains its accounts on a 52- to 53- week year ending on the Saturday closest to January 31. All references herein to fiscal year “2016” represents the 52-week period ended January 28, 2017, fiscal year “2015” represents the 52-week period ended January 30, 2016 and fiscal year “2014” represents the 52-week period ended January 31, 2015.

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

Non-financial assets and liabilities, including long-lived assets, are measured at fair value on a non-recurring basis. The fair value of those assets is determined using Level 3 inputs which generally requires the Company to make estimates of future cash flows based on historical experience, current trends, market conditions and other relevant factors deemed material.

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

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable consist of amounts due from credit card companies, tenant allowances due from landlords and income tax refund receivable. The Company’s management has reviewed accounts receivable for collectability and has determined that an allowance for doubtful accounts is not necessary at January 28, 2017 and January 30, 2016.

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

Impairment charges related to boutique assets in fiscal year 2016, 2015 and 2014 were $0.1 million, $0.2 million and $0, respectively. Additionally, the Company recorded an impairment charge of $0.6 million and $2.5 million in fiscal year 2015 and 2014, respectively, in connection with the abandonment of previously capitalized expenditures related to the development of the Company’s ecommerce website. The impairment charges are included in selling, general and administrative expenses.

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases

The Company leases boutiques and its distribution center and office space under operating leases. The majority of the Company’s lease agreements provide for tenant improvement allowances, rent escalation clauses and/or contingent rent provisions.

The Company records rent expense on a straight-line basis over the lease term, which generally begins on the possession date. Certain leases provide for contingent rents, in addition to a basic fixed rent, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Landlord incentives, such as tenant improvement allowances, are deferred and amortized on a straight-line basis over the lease term as a reduction of rent expense.

Revenue Recognition

The Company recognizes revenue upon purchase of merchandise by customers, net of estimated merchandise returns and sales tax collected. For boutique sales, revenue is recognized at the point at which the customer receives and pays for the merchandise at the register. For ecommerce sales, revenue is recognized upon delivery and includes shipping charges. Management estimates future returns on previously sold merchandise based on return history and current sales levels. Estimated sales returns are periodically compared to actual sales returns and adjusted, if appropriate.

Gift Cards and Gift Card Breakage

The Company accounts for the sale of gift cards as a liability at the time a gift card is sold. The liability is relieved and revenue is recognized upon redemption of the gift card. The Company’s gift cards do not have an expiration date. Income from gift card breakage is recognized when the likelihood of redemption is deemed to be remote based on historical redemption patterns. The Company recognized $0.2 million, $0.2 million and $0.1 million of gift card breakage income in fiscal years 2016, 2015 and 2014, respectively. The gift card breakage income is included in net sales.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs include the cost of purchased merchandise, freight costs from the Company’s suppliers to its distribution centers and freight costs for merchandise shipped directly from its vendors to its boutiques, allowances for inventory shrinkage and obsolescence, boutique occupancy costs including rent, utilities, common area maintenance, property taxes, boutique assets depreciation, boutique repair and maintenance costs, and shipping costs related to ecommerce sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include boutique and headquarters payroll (including buying department), employee benefits, freight from distribution centers to boutiques, boutique pre-opening expense, credit card merchant fees, costs of maintaining and operating the Company’s ecommerce business, travel and administration costs, corporate asset depreciation, stock-based compensation and other expenses related to operations at the corporate headquarters.

Freight costs included in selling, general and administrative expenses amounted to $4.2 million, $5.0 million and $3.8 million in fiscal years 2016, 2015 and 2014, respectively.

Advertising

Advertising costs are charged to expense as incurred or, in the case of media production costs (such as television or print), when advertising first takes place. Advertising costs were $2.5 million, $1.1 million and $1.1 million in fiscal years 2016, 2015 and 2014, respectively, and is included in selling, general and administrative expenses.

Stock-Based Compensation

Stock-based compensation is measured at the grant date fair value and recognized as expense over the requisite service period (generally the vesting period of the award) for awards that are expected to vest.

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of time-based stock options was estimated using the Black Scholes option pricing model. The fair value of market-based stock options was estimated using a Monte-Carlo simulation method. Both methods require extensive use of accounting judgment and estimates, including expected stock volatility, expected term, risk-free interest rate and expected dividend yield.

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

A tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. The Company recognizes tax liabilities for uncertain tax positions and adjusts these liabilities when the Company’s judgment changes as a result of the evaluation of new information not previously available. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. The Company has no uncertain tax positions requiring accrual at January 28, 2017 and January 30, 2016.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-9, “Improvements to Employee Share-Based Payment Arrangements”, which amends Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation. The new guidance intends to simplify several aspects of the accounting for share-based payments, including income tax consequences, classification of awards as either equity or liabilities, forfeitures and classification on the statement of cash flows. ASU 2016-9 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The new guidance includes the following adoption methods depending on the provision being adopted: (1) amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method, (2) amendments related to the presentation of employee taxes paid on the statement of cash flows should be applied retrospectively, (3) amendments requiring recognition of excess tax benefits and deficiencies in the income statement should be applied prospectively, and (4) amendments related to the presentation of excess tax benefits on the statement of cash flows should be applied either prospectively or retrospectively. The Company will adopt the provisions of this guidance in fiscal year 2017. The impact of the adoption of ASU 2016-9 are dependent, in part, upon factors that are not fully controllable or predictable by the Company, including future vesting of stock-based awards, market price of the Company’s common stock, timing of employee exercises of vested stock options and achievement of performance criteria that affect the vesting of performance-based awards. However, based on the market price of the Company’s common stock, its outstanding restricted stock awards and unexercised stock options as of January 28, 2017, the Company anticipates that the adoption of this pronouncement will result in lower income tax expense in fiscal year 2017 and this anticipated income tax benefit will be reported as a component of cash flows from operating activities. Additionally, the Company will elect to recognize forfeitures as they occur which will result in approximately $0.1 million of pretax cumulative-effect adjustment to the beginning balance of retained earnings.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes - Balance Sheet Classification of Deferred Taxes.” The new guidance simplifies the presentation of deferred income taxes by permitting classification of all deferred tax assets and liabilities as noncurrent on the consolidated balance sheet. The new guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that fiscal year, with early adoption permitted. The amended standard may be adopted on either a prospective or a retrospective basis. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

In May 2014 the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This pronouncement requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods and services. In August 2015, the FASB deferred the effective date of ASU 2014-09. Accordingly, this standard is effective for reporting periods beginning on or after December 15, 2017, including interim periods within that fiscal year, with early adoption permitted for interim and annual periods beginning on or after December 15, 2016. Since the original issuance of ASU 2014-09, the FASB has issued several amendments and updates to this guidance, and additional amendments and updates are currently being considered by the FASB. The Company performed an assessment of the significant sources of revenue and based on this assessment, the Company does not believe that the adoption of this guidance, including any of the policy elections required or permitted by the guidance, will have a material impact on its consolidated financial statements. Additionally, the Company believes that the adoption of this guidance will not have a significant impact on the Company’s current processes, systems or controls.

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

	Fiscal Years Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
	(In thousands, except per share data)
Numerator:
Net income	$42,001	$38,152	$32,108

Denominator:
Weighted-average common shares outstanding-basic	38,429	42,013	42,259
Options and other dilutive securities	122	104	121
Weighted-average common shares outstanding-diluted	38,551	42,117	42,380
Per common share:
Basic earnings per common share	$1.09	$0.91	$0.76
Diluted earnings per common share	$1.09	$0.91	$0.76

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Potentially issuable shares under the Company’s stock-based compensation plan amounting to approximately 0.3 million, 0.5 million and 0.8 million shares for fiscal years 2016, 2015 and 2014, respectively, were excluded in the computation of diluted earnings per share due to their anti-dilutive effect. The Company also excluded contingently issuable performance awards totaling 0.2 million, 1.0 million and 1.1 million shares for fiscal years 2016, 2015 and 2014, respectively, from the computation of diluted earnings per share because the pre-established goals have not been satisfied.

3.	Detail of Certain Balance Sheet Accounts

	As of Fiscal Year Ended
	January 28,	January 30,
	2017	2016
	(in thousands)

Accounts receivable:
Credit card receivables	$3,155	$3,241
Tenant allowances	2,236	548
Income tax receivable	-	5,627
Others	214	164
	$5,605	$9,580

Property and equipment, net:
Signage and leasehold improvements	$104,146	$90,051
Furniture and fixtures	20,306	18,094
Equipment	6,493	5,234
Software	7,823	7,368
Construction in progress	8,554	7,371
Total	147,322	128,118
Less accumulated depreciation	(66,838)	(50,224)
	$80,484	$77,894

Accrued liabilities:
Gift cards	$9,957	$8,435
Accrued payroll, benefits and bonuses	8,470	6,622
Accrued sales tax	1,202	1,256
Accrued interest	16	15
Income tax payable	6,116	-
	$25,761	$16,328

Landlord incentives and deferred rent:
Landlord incentives	$25,905	$25,161
Deferred rent	12,187	11,391
	$38,092	$36,552

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Income Taxes

The provision for income tax expense for fiscal years 2016, 2015 and 2014 is as follows:

	Fiscal Years Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
	(in thousands)
Current:
Federal	$27,306	$23,472	$18,498
State	3,712	3,311	3,345
Total	31,018	26,783	21,843
Deferred:
Federal	(4,526)	(2,684)	(1,069)
State	(885)	(542)	(643)
Total	(5,411)	(3,226)	(1,712)
Income tax expense	$25,607	$23,557	$20,131

The reconciliation of the statutory federal income tax rate to the effective tax rate follows:

	Fiscal Years Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
Income tax expense at statutory rate	35.0%	35.0%	35.0%
Nondeductible expenses	0.2	0.1	0.1
State tax, net of federal benefit	2.8	3.1	2.9
Other	(0.1)	0.0	0.5
Effective tax rate	37.9%	38.2%	38.5%

Deferred tax assets and liabilities are recorded due to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences as measured by enacted tax rates, which will be in effect when these temporary differences reverse. These differences consist of the following as of the dates indicated:

	As of Fiscal Year Ended
	January 28,	January 30,
	2017	2016
	(in thousands)
Deferred tax assets:
Inventories	$4,125	$1,058
Accrued liabilities	4,362	5,201
Landlord incentives and deferred rents	13,978	14,032
Equity based compensation	2,061	2,114
Other	49	53
Total deferred tax assets	24,575	22,458
Deferred tax liabilities
Property and equipment	(9,110)	(12,200)
Total deferred tax liabilities	(9,110)	(12,200)
Net deferred tax assets	$15,465	$10,258

The Company’s tax years are subject to examination by federal authorities from 2013 forward, and by state taxing authorities from 2012 forward.

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc., (“Francesca’s Collections”), as borrower, and its parent company, Francesca’s LLC (the “Parent”), a wholly-owned subsidiary of Holdings, entered into a Second Amended and Restated Credit Agreement (“Second Amended and Restated Credit Agreement”) with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto, which amends and restates the existing Amended and Restated Credit Agreement, dated as of July 27, 2011, as amended by Amendment No. 1 to the Amended and Restated Credit Agreement, dated February 7, 2013.  The Second Amended and Restated Credit Agreement provides $75.0 million of credit facility (including up to $10.0 million for letters of credit) that matures on August 30, 2018.  The Second Amended and Restated Credit Agreement also contains an increase option permitting Francesca’s Collections, subject to certain requirements, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event Francesca’s Collections has certain indebtedness outstanding.  At January 28, 2017, no amount was outstanding under the Second Amended and Restated Credit Agreement.

All obligations under the Second Amended and Restated Credit Agreement are unconditionally guaranteed by, subject to certain exceptions, the Parent and each of Francesca’s Collections’ existing and future direct and indirect wholly-owned domestic subsidiaries.  There are currently no subsidiary guarantors for the Second Amended and Restated Credit Agreement because Francesca’s Collections does not currently have any subsidiaries.  All obligations under the Second Amended and Restated Credit Agreement, and the guarantees of those obligations (as well as cash management obligations and any interest rate hedging or other swap agreements), are secured by substantially all of Francesca’s Collections’ assets as well as the assets of any subsidiary guarantor.  Additionally, the Second Amended and Restated Credit Agreement contains customary events of default and requires Francesca’s Collections to comply with certain financial covenants. Francesca’s Collections is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and Francesca’s Collections is in pro forma compliance with a maximum secured leverage ratio. As of January 28, 2017, Francesca’s Collections was in compliance with all covenants under the Second Amended and Restated Credit Agreement. At January 28, 2017, Francesca’s Collections would have met the conditions for paying dividends out of the available investment basket, including compliance with the required total secured leverage ratio.

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

On March 15, 2016, the Company’s Board of Directors authorized an additional $100.0 million share repurchase program (“New Repurchase Plan”) which commenced upon exhaustion of the Previous Repurchase Plan. The New Repurchase Plan has no expiration date.  Under the New Repurchase Plan, purchases can be made from time to time in the open market, in privately negotiated transactions, under Rule 10b5-1 plans or through other available means.  The specific timing and amount of the repurchases is dependent on market conditions, securities law limitations and other factors.

The following table summarizes the Company’s repurchase activity for the periods presented. The cost of repurchased shares is presented as treasury stock in the consolidated balance sheets.

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
	(in thousands, except per share data)
Number of shares repurchased	3,804	1,576	285
Total cost of shares repurchased	$53,175	$23,173	$5,270
Average price (including brokers' commission)	$13.98	$14.70	$18.49

At January 28, 2017, there was $63.7 million remaining balance available for future purchases.

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Stock-Based Compensation

Stock-based compensation expense, which is included in selling, general and administrative expenses, consisted of the following.

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
	(in thousands)
Stock options	$(809)	$2,418	$2,527
Restricted stocks	1,825	514	141
Stock-based compensation expense	$1,016	$2,932	$2,668

The tax benefit realized in fiscal year 2016, 2015 and 2014 totaled $0.3 million, $0.5 million and $1.1 million, respectively.

On May 15, 2016, Michael W. Barnes resigned from his positions as Chairman, President and Chief Executive Officer of the Company. As a result of such resignation, the following outstanding and unvested stock-based awards previously granted to him were forfeited.

•	Market- and time-based employee stock options providing Mr. Barnes with the right to purchase 1.0 million shares of the Company’s common stock granted in connection with his appointment as Chairman, President and CEO of the Company in December 2014; and

•	Performance-and time-based restricted stock awards providing Mr. Barnes with the contingent right to receive 0.3 million shares of the Company’s common stock (based on the target number of shares for performance periods that have not yet been completed and the number of earned shares for awards that relate to completed performance periods and are subject only to time-based vesting).

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

2011 Stock Incentive Plan

On July 14, 2011, the 2011 Equity Incentive Plan (the “2011 Plan”) was approved by the stockholders and became immediately effective. Under the 2011 Plan, awards may be in the form of nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock and other stock-based awards which can be granted to any officers, directors, employees and consultants of the Company. A total of 3.2 million shares of common stock are authorized for issuance under the 2011 Plan. Awards granted under the 2011 Plan generally vest over three to five years and have a ten-year contractual life. As of June 9, 2015, the Company can no longer grant awards under the 2011 Plan.

2015 Stock Incentive Plan

On June 9, 2015, the 2015 Equity Incentive Plan (the “2015 Plan”) was approved by the stockholders and became immediately effective. Under the 2015 Plan, awards may be in the form of nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units, performance stock and other stock-based awards which can be granted to any officers, directors, employees and consultants of the Company. A total of 1.2 million shares of common stock are authorized for issuance under the 2015 Plan which may be increased by the number of awards cancelled, forfeited, expired, or for any reason terminated under the 2011 Plan after June 9, 2015. Awards granted under the 2015 Plan generally vest over three to five years and options and stock appreciation rights have a ten-year contractual life. As of January 28, 2017, there were approximately 2.1 million shares remaining that can be subject to new awards granted under the 2015 Plan.

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The following table summarizes stock option activity during fiscal year 2016. The intrinsic value of the stock options was calculated based the closing price of the Company’s common stock on the last trading day closest to January 28, 2017.

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise Price	Life	Intrinsic Value
	(in thousands)	(Per share data)	(in Years)	(In thousands)
Stock options outstanding as of January 30, 2016	1,519	$13.55
Granted	38	$10.44
Exercised	(50)	$10.19
Forfeited	(1,000)	$11.56
Expired	(40)	$26.58
Stock options outstanding as of January 28, 2017	467	$16.96	6	$1,697
Stock options exercisable as of January 28, 2017	282	$16.96	5	$1,280

During fiscal years 2016, 2015 and 2014 stock options were granted at a weighted-average grant date fair value of $4.89, $8.44 and $6.04, respectively. The intrinsic value of stock options at the date of exercise amounted to $0.4 million, $1.2 million and $2.8 million in fiscal years 2016, 2015 and 2014, respectively.

The fair value of stock options was estimated using Black Scholes option pricing model, in the case of time-based awards, or Monte Carlo simulation, in the case of market-based awards, which considers the following significant assumptions in determining the fair value. Changes in any of these assumptions can materially affect the measurement of the estimated fair value of stock options.

	Fiscal Year
	2016	2015	2014
Expected volatility (1)	54.2%	54.0%	57.0% - 60.3%
Expected term (in years) (2)	5.5	6.5	6.0 - 7.5
Risk-free interest rate (3)	1.2%	1.9%	1.9% - 2.0%
Expected dividend yield (4)	-	-	-
1)	Prior to fiscal year 2015, expected volatility is estimated using historical and implied volatilities of similar entities whose share prices are publicly available, including Company specific data. Beginning in fiscal year 2015, volatility was estimated using the historical volatility of the Company’s own common stock.
2)	Due to lack of sufficient historical data, the expected term was determined using the “simplified method” as allowed by SEC Staff Accounting Bulletin Topic 14D2.
3)	The risk-free interest rate was determined based on the rate of treasury instruments with maturities similar to those of the expected term of the award being valued.
4)	The expected dividend yield was based on the Company’s expectations of not paying dividends on its common stock for the foreseeable future.

As of January 28, 2017, there was approximately $1.2 million of total unrecognized compensation cost related to stock option awards that is expected to be recognized over a weighted-average period of 2 years.

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

The following table summarizes restricted stock activity during fiscal year 2016.

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
	(in thousands)	(Per share data)
Non-vested restricted stocks as of January 30, 2016	117	$15.35
Granted	599	$16.44
Vested	(21)	14.24
Forfeited	(259)	$17.55
Non-vested restricted stocks as of January 28, 2017	436	$15.86

During fiscal year 2016, the Company granted approximately 0.4 million target shares of performance-based restricted stock to certain executives and key employees. Awards are considered “granted” when the performance goals related to those awards have been established. The number of shares that may ultimately vest will equal 0% to 150% of the target shares subject to the achievement of pre-established performance goals during the applicable performance period and the employees’ continued employment through the third year anniversary of the date on which the award was originally approved by the Compensation Committee.

In October 2016, the Company granted 0.1 million shares of performance-based restricted stock to Steven P. Lawrence in connection with his appointment as the Company’s President and CEO. These shares are subject to the achievement of pre-established earnings per share during fiscal years 2017 and 2019 and his continued employment through the applicable vesting date.

The remaining restricted stock granted during fiscal year 2016 are subject to service condition only.

During fiscal years 2016, 2015 and 2014, restricted stocks were granted at a fair value of $16.44, $15.48 and $16.12, respectively. The total fair value of restricted stock that vested were $0.3 million, $0, and less than $0.1 million, during fiscal years 2016, 2015, and 2014, respectively. As of January 28, 2017, there was approximately $4.6 million of total unrecognized compensation cost related to non-vested stock awards that is expected to be recognized over a weighted-average period of 2 years.

8.	Employee Benefits

The Company has adopted Francesca’s Collections, Inc. 401(k) Retirement Plan (the “401(k) Plan”) under which full-time and part-time employees who are at least 21 years of age and have completed six consecutive months of employment are eligible to participate. Employees may elect to contribute a certain percentage of their earnings subject to limitations provided for by the law. The Company makes matching contributions of up to a maximum of 4% of the employees’ salary. The Company may also make discretionary profit sharing contributions to the 401(k) Plan. No profit sharing contributions were made in fiscal years 2016, 2015 and 2014. The Company’s matching contributions were $0.6 million, $0.5 million and $0.5 million in fiscal years 2016, 2015 and 2014, respectively.

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

Minimum future rental payments under non-cancellable operating leases as of January 28, 2017 are approximately as follows:

Fiscal Year	Amount
(in thousands)
2017	$44,393
2018	43,672
2019	40,881
2020	35,305
2021	28,414
Thereafter	69,573
$262,238

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal years 2016, 2015 and 2014, rent expense totaled $38.7 million, $35.3 million and $30.1 million, respectively.

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

The Company determined that it has one operating and reportable segment, which includes the operation of boutiques and its ecommerce website. The single segment was identified based on how the Company internally manages and evaluates its business. The Company also considered the similarity of merchandise offered, the customers served in boutiques and through the ecommerce business and materiality. All of the Company’s identifiable assets are located in the United States.

The following is net sales information regarding the Company’s major merchandise categories.

	Fiscal Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
	(in thousands)
Apparel	$240,576	$212,371	$180,736
Jewelry	109,642	96,337	81,751
Accessories	73,480	71,252	65,270
Gifts	62,008	58,387	48,981
Merchandise sales	485,706	438,347	376,738
Others (1)	1,482	1,030	759
Net sales	$487,188	$439,377	$377,497
1)	Includes gift card breakage income, shipping and change in return reserve.

11.	Quarterly Financial Data (Unaudited)

	Fiscal Year 2016
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$146,345	$119,470	$115,260	$106,113
Gross profit	67,933	57,627	53,937	49,130
Income from operations	23,584	15,755	17,122	11,464
Net income	14,635	9,694	10,591	7,081
Basic earnings per common share	0.39	0.26	0.27	0.18
Diluted earnings per common share	0.39	0.26	0.27	0.18

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year 2015
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$134,605	$103,728	$106,033	$95,011
Gross profit	66,137	48,366	50,308	44,893
Income from operations	24,172	11,080	15,175	11,890
Net income	14,656	6,951	9,304	7,241
Basic earnings per common share	0.36	0.16	0.22	0.17
Diluted earnings per common share	0.35	0.16	0.22	0.17

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of January 28, 2017, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and the information required to be disclosed by us is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 28, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control - Integrated Framework (“2013 Framework”) . Based on such assessment, management concluded that, as of January 28, 2017, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of January 28, 2017, as stated in their report, which follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Francesca’s Holdings Corporation

We have audited Francesca’s Holdings Corporation’s (the “Company”) internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Francesca’s Holdings Corporation maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Francesca’s Holdings Corporation as of January 28, 2017 and January 30, 2016, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended January 28, 2017 and our report dated March 22, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Houston, Texas
March 22, 2017

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting to be held on June 1, 2017 and which will be filed with the SEC within 120 days after the end of the fiscal year ended January 28, 2017.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting to be held on June 1, 2017 and which will be filed with the SEC within 120 days after the end of the fiscal year ended January 28, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting to be held on June 1, 2017 and which will be filed with the SEC within 120 days after the end of the fiscal year ended January 28, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting to be held on June 1, 2017 and which will be filed with the SEC within 120 days after the end of the fiscal year ended January 28, 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting to be held on June 1, 2017 and which will be filed with the SEC within 120 days after the end of the fiscal year ended January 28, 2017.

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

3.	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.3 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

3.2	Amended and Restated Bylaws of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on September 20, 2016).

4.1	Form of Specimen Common Stock of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 13, 2011).

10.1	Second Amended and Restated Credit Agreement, dated as of August 30, 2013, between Francesca’s Collections, Inc., as Borrower, Francesca’s LLC, as Parent, the guarantors party thereto, the lenders party thereto, and Royal Bank of Canada, as Administrative Agent, Collateral Agent Joint Lead Arranger and Co-Bookrunner and KeyBank National Association, as Syndication Agent, Joint Lead Arranger and Co-Bookrunner (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on September 4, 2013)

10.2	Guaranty and Security Agreement, dated as of November 17, 2010, among Francesca’s Collections, Inc., the other guarantors party thereto, and Royal Bank of Canada, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.4 +	Francesca’s Holdings Corporation 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.5 +	Nonqualified Stock Option Agreement for Khalid M. Malik, dated as of March 31, 2010 (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.6 +	Nonqualified Stock Option Agreement for Richard J. Emmett, dated as of March 31, 2010 (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.7 +	Francesca’s Holdings Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.8 +	Francesca’s Holdings Corporation 2011 Equity Incentive Plan - Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.14 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.9 +	Francesca’s Holdings Corporation 2011 Equity Incentive Plan - Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.15 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

Exhibit No.	Description

10.10 +	Letter Agreement between Francesca’s Holdings Corporation and Richard J. Emmett, dated as of November 12, 2009 (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on June 14, 2011).

10.11 +	Amendment to Letter Agreement between Francesca’s Holdings Corporation and Richard J. Emmett, dated as of February 26, 2010 (incorporated by reference to Exhibit 10.24 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.12	Commercial Park Lease, dated as of December 27, 2011 between Francesca’s Collections, Inc. and Weingarten / Lufkin, Inc. (incorporated by reference to Exhibit 10.32 of the Registration Statement on Form S-1 (File No. 333-179069) filed by Francesca’s Holdings Corporation on January 18, 2012).

10.13 +	Form of Restricted Stock Award Agreement under the Francesca’s Holdings Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by Francesca’s Holdings Corporation on June 11, 2014).

10.14 +	Employment Letter Agreement between Francesca’s Holdings Corporation and Michael Barnes dated December 4, 2014 (incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K filed by Francesca’s Holdings Corporation on March 27, 2015).

10.15 +	Nonqualified Stock Option Agreement between Francesca’s Holdings Corporation and Michael Barnes dated December 4, 2014 (incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10-K filed by Francesca’s Holdings Corporation on March 27, 2015).

10.16 +	Francesca’s Holdings Corporation 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on June 9, 2015).

10.17 +	Form of Non-qualified Stock Option Agreement under the Francesca’s Holdings Corporation 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the period ended August 1, 2015 filed by Francesca’s Holdings Corporation on September 9, 2015).

10.18 +	Form of Restricted Stock Award Agreement under the Francesca’s Holdings Corporation 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the period ended August 1, 2015 filed by Francesca’s Holdings Corporation on September 9, 2015).

10.19 +	Transition Agreement between Francesca’s Collections, Inc. and Sei Jin Alt dated August 14, 2015 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on August 18, 2015).

10.20 +	Employment Letter Agreement between Francesca’s Services Corporation and Laurie Hummel dated October 26, 2015 (incorporated by reference to Exhibit 10.24 of the Annual Report on Form 10-K for the period ended January 30, 2016 filed by Francesca’s Holdings Corporation on March 25, 2016).

10.19 +	Second Amended and Restated Employment Letter Agreement between Francesca’s Collections, Inc., Francesca’s Services Corporation, Francesca’s Holdings Corporation and Kal Malik dated January 1, 2016 (incorporated by reference to Exhibit 99.1 of Form 8-K filed by Francesca’s Holdings Corporation on January 8, 2016).

10.20 +	Employment Letter Agreement, dated March 23, 2016, between Francesca’s Collections, Inc., Francesca’s Services Corporation, Francesca’s Holdings Corporation and Kelly M. Dilts (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Francesca’s Holdings Corporation on March 25, 2016)

10.22 +	Francesca’s Holdings Corporation 2015 Executive Bonus Plan (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the period ended April 30, 2016 filed by Francesca’s Holdings Corporation on June 9, 2016)

Exhibit No.	Description

10.23 +	Form of Restricted Stock Award Agreement under the Francesca’s Holdings Corporation 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the period ended April 30, 2016 filed by Francesca’s Holdings Corporation on June 9, 2016)

10.24 +	Compensation Arrangements with Richard Kunes, Interim Chairman, President and Chief Executive Officer (as incorporated by reference to the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on June 13, 2016)

10.25 +	Employment Letter Agreement, dated September 16, 2016, between Francesca’s Collections, Inc., Francesca’s Services Corporation, Francesca’s Holdings Corporation and Steven P. Lawrence (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Francesca’s Holdings Corporation on September 20, 2016)

10.26 +	Performance Stock Award Agreement (Per Section 1(h)(ii)) dated October 10, 2016, between Francesca’s Holdings Corporation and Steven P. Lawrence (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the period ended October 29, 2016 filed by Francesca’s Holdings Corporation on December 7, 2016)

10.27 +	Form of Restricted Stock Award Agreement under the Francesca’s Holdings Corporation 2015 Equity Incentive Plan (filed herewith)

21.1	Subsidiaries of Francesca’s Holdings Corporation (filed herewith)

23	Consent of Ernst & Young, independent registered public accountants (filed herewith)

31.1	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)

31.2	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Interim Chief Financial Officer (filed herewith)

32.1	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Interim Chief Financial Officer (furnished herewith)

101	The following financial information from Francesca’s Holdings Corporation’s Annual Report on Form 10-K for the year ended January 28, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

  + Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March, 2017.

FRANCESCA’S HOLDINGS CORPORATION

By:	/s/ Steven P. Lawrence
Name: Steven P. Lawrence
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Steven P. Lawrence	Chairman, President and Chief Executive Officer	March 22, 2017
Steven Lawrence	(Principal Executive Officer)

/s/ Kelly Dilts	Chief Financial Officer	March 22, 2017
Kelly Dilts	(Principal Financial and Accounting Officer)

/s/ Patricia A. Bender	Director	March 22, 2017
Patricia A. Bender

/s/ Richard Emmett	Director	March 22, 2017
Richard Emmett

/s/ Laurie Ann Goldman	Director	March 22, 2017
Laurie Ann Goldman

/s/ Richard Kunes	Director	March 22, 2017
Richard Kunes

/s/ Joseph O’Leary	Director	March 22, 2017
Joseph O’Leary

/s/ Martyn Redgrave	Director	March 22, 2017
Martyn Redgrave

/s/ Marie Toulantis	Director	March 22, 2017
Marie Toulantis

