Form 10-Q
period 2017-04-29
Francesca's Holdings CORP
filed 2017-06-07
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 29, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

		Accelerated filer	☒

Large accelerated filer	☐	Smaller reporting company	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The registrant had 37,123,612 shares (excluding 9,214,627 shares of treasury stock) of its common stock outstanding as of May 15, 2017.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Francesca’s Holdings Corporation

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	April 29, 2017	January 28, 2017	April 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$48,101	$53,202	$35,421
Accounts receivable	8,145	5,605	13,316
Inventories	31,365	23,958	34,799
Deferred income taxes	–	8,487	6,557
Prepaid expenses and other current assets	9,479	8,823	6,649
Total current assets	97,090	100,075	96,742
Property and equipment, net	81,577	80,484	79,056
Deferred income taxes	15,859	6,978	4,333
Other assets, net	2,896	2,056	1,155

TOTAL ASSETS	$197,422	$189,593	$181,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,305	$9,205	$11,174
Accrued liabilities	25,085	25,761	14,858
Total current liabilities	46,390	34,966	26,032
Landlord incentives and deferred rent	38,261	38,092	37,531
Total liabilities	84,651	73,058	63,563

Commitments and contingencies

Stockholders’ equity:
Common stock - $0.01 par value, 80.0 million shares authorized; 46.3 million, 46.1 million and 46.2 million shares issued at April 29, 2017, January 28, 2017 and April 30, 2016, respectively.	463	461	462
Additional paid-in capital	110,267	109,008	108,737
Retained earnings	147,817	143,557	108,637
Treasury stock, at cost – 9.2 million, 8.5 million and 5.7 million shares at April 29, 2017, January 28, 2017 and April 30, 2016, respectively.	(145,776)	(136,491)	(100,113)
Total stockholders’ equity	112,771	116,535	117,723

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$197,422	$189,593	$181,286

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Net sales	$107,689	$106,113
Cost of goods sold and occupancy costs	59,006	56,983
Gross profit	48,683	49,130
Selling, general and administrative expenses	41,281	37,666
Income from operations	7,402	11,464
Interest expense	(113)	(109)
Other expense	(25)	–
Income before income tax expense	7,264	11,355
Income tax expense	2,931	4,274
Net income	$4,333	$7,081

Basic earnings per common share	$0.12	$0.18
Diluted earnings per common share	$0.12	$0.18

Weighted average shares outstanding:
Basic shares	36,943	40,279
Diluted shares	37,149	40,400

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional		Treasury	Total
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings	Stock, at cost	Stockholders' Equity
Balance, January 28, 2017	37,541	$461	$109,008	$143,557	$(136,491)	$116,535
Net income	–	–	–	4,333	–	4,333
Stock-based compensation	–	–	1,254	–	–	1,254
Restricted stocks issued, net of forfeitures	245	2	(2)	–	–	–
Shares withheld related to net settlement of equity awards	(7)	–	(113)	–	–	(113)
Cumulative effect adjustment on adoption of Accounting Standards Update 2016-9	–	–	120	(73)	–	47
Repurchases of common stock	(609)	–	–	–	(9,285)	(9,285)
Balance, April 29, 2017	37,170	463	110,267	147,817	(145,776)	112,771

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Cash Flows Provided by Operating Activities:
Net income	$4,333	$7,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,101	4,649
Stock-based compensation expense	1,254	1,052
Excess tax benefit from stock-based compensation	–	(22)
Loss on sale of assets	110	88
Deferred income taxes	(347)	(838)
Changes in operating assets and liabilities:
Accounts receivable	(2,540)	(3,714)
Inventories	(7,407)	(3,258)
Prepaid expenses and other assets	(1,638)	214
Accounts payable	10,341	(2,862)
Accrued liabilities	(676)	(1,470)
Landlord incentives and deferred rent	169	979
Net cash provided by operating activities	8,700	1,899

Cash Flows Used in Investing Activities:
Purchases of property and equipment	(4,634)	(5,121)
Other	–	4
Net cash used in investing activities	(4,634)	(5,117)

Cash Flows Used in Financing Activities:
Repurchases of common stock	(9,054)	(17,785)
Taxes paid related to net settlement of equity awards	(113)	–
Proceeds from the exercise of stock options	–	178
Excess tax benefit from stock-based compensation	–	22
Net cash used in financing activities	(9,167)	(17,585)

Net decrease in cash and cash equivalents	(5,101)	(20,803)
Cash and cash equivalents, beginning of year	53,202	56,224
Cash and cash equivalents, end of period	$48,101	$35,421

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$73	$6,653
Interest paid	$49	$47

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Francesca’s Holdings Corporation is a holding company incorporated in 2007 under the laws of the State of Delaware whose business operations are conducted through its subsidiaries.  Unless the context otherwise requires, the “Company,” refers to Francesca’s Holdings Corporation and its consolidated subsidiaries. The Company operates a nationwide-chain of boutiques providing its customers with a unique, fun and personalized shopping experience. The Company offers a diverse and balanced mix of apparel, jewelry, accessories and gifts at attractive values. At April 29, 2017, the Company operated 679 boutiques, which are located in 48 states throughout the United States and the District of Columbia, and its ecommerce website.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations, changes in equity, and cash flows at the dates and for the periods presented. The financial information as of January 28, 2017 was derived from the Company’s audited consolidated financial statements and notes thereto as of and for the fiscal year ended January 28, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2017.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the fiscal year ended January 28, 2017 included in the Company’s Annual Report on Form 10-K.

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

Fiscal Year

The Company maintains its accounts on a 52- or 53-week year ending on the Saturday closest to January 31st. Fiscal year 2017 includes 53 weeks of operations while fiscal year 2016 includes 52 weeks of operations. The fiscal quarters ended April 29, 2017 and April 30, 2016 refer to the thirteen week periods ended as of those dates.

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

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-9, “Improvements to Employee Share-Based Payment Arrangements”, which amends Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation. The new guidance intends to simplify several aspects of the accounting for share-based payments, including income tax consequences, classification of awards as either equity or liabilities, forfeitures and classification on the statement of cash flows. The Company adopted the applicable provisions of this guidance at the beginning of the thirteen weeks ended April 29, 2017 on a prospective basis or, in the case of recognizing forfeitures as they occur, using the modified retrospective transition method. Accordingly, prior period financial statements were not adjusted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

In November 2015, the FASB issued ASU 2015-17, “Income Taxes – Balance Sheet Classification of Deferred Taxes.” The new guidance simplifies the presentation of deferred income taxes by permitting classification of all deferred tax assets and liabilities as noncurrent on the consolidated balance sheet. The Company adopted this guidance during the thirteen weeks ended April 29, 2017 on a prospective basis, resulting in the classification of all deferred tax assets and liabilities as non-current. Prior period financial statements were not adjusted.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value.  ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted this guidance during the thirteen weeks ended April 29, 2017 on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

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

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
	(in thousands, except per share data)
Numerator:
Net income	$4,333	$7,081
Denominator:
Weighted-average common shares outstanding - basic	36,943	40,279
Options and other dilutive securities	206	121
Weighted-average common shares outstanding - diluted	37,149	40,400

Per common share:
Basic earnings per common share	$0.12	$0.18
Diluted earnings per common share	$0.12	$0.18

Potentially issuable shares under the Company’s stock-based compensation plans amounting to approximately 0.3 million shares in each of the thirteen weeks ended April 29, 2017 and April 30, 2016 were excluded in the computation of diluted weighted-average common shares outstanding due to their anti-dilutive effect. The Company also excluded contingently issuable performance-based awards totaling 0.4 million and 1.4 million shares in the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively, from the computation of diluted earnings per share because the pre-established goals had not been satisfied as of the end of each period.

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

The provision for income taxes is based on the Company’s current estimate of the annual effective tax rate. The effective income tax rates for the thirteen weeks ended April 29, 2017 and April 30, 2016 were 40.3% and 37.6%, respectively. The difference between our effective tax rate and federal statutory tax rate is primarily related to state income taxes.

5.	Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc. (the “Borrower”), as borrower, and its parent company, Francesca’s LLC, a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto. The credit facility provides capacity of $75.0 million (including up to $10.0 million for letters of credit) and matures on August 30, 2018.  The facility also contains an option permitting the Borrower, subject to certain requirements and conditions, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event the Borrower has certain indebtedness outstanding. At April 29, 2017, no borrowings were outstanding under the revolving credit facility.

The credit facility contains customary events of default and requires the Borrower to comply with certain financial covenants. As of April 29, 2017, the Borrower was in compliance with all covenants under the credit facility. The credit facility restricts the amount of dividends the Borrower can pay; provided that the Borrower is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and the Borrower is in pro forma compliance with a maximum secured leverage ratio. At April 29, 2017, the Borrower would have met the conditions for paying dividends out of the available investment basket. All obligations under the credit facility are secured by substantially all the assets of the Borrower and any subsidiary guarantor, if any. All obligations under the facility are unconditionally guaranteed, subject to certain exceptions, by Francesca’s LLC and each of the Borrower’s existing and future direct and indirect wholly-owned domestic subsidiaries.

6.	Stock-based Compensation

Stock-based compensation cost is measured at the grant date fair value and is recognized as an expense on a straight-line basis over the employee’s requisite service period. The Company recognized $1.3 million and $1.1 million stock-based compensation expense in the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

Management Awards

In March 2017, the Company granted 0.2 million shares of restricted stock to certain executives and key employees.  Of the total shares awarded, 65% was in the form of performance-based restricted shares (“PSA”) while the remaining 35% was in the form of time-based restricted shares (“RSA”). In March 2016, the Company granted 0.4 million target shares of PSAs to certain executives and key employees.

The number of PSAs that may ultimately vest will equal 0% to 150% of the target shares awarded subject to the achievement of pre-established performance goals and the employee’s continued employment through the third anniversary of the award date. The RSAs vest in one installment on the third anniversary of the award date.

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

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
	(in thousands, except per share data)
Number of shares repurchased	609	925
Total cost of shares repurchased	$9,285	$16,797
Average price per share (including brokers' commission)	$15.24	$18.16

At April 29, 2017, there was $54.4 million remaining balance available for future purchases under the New Repurchase Plan.

8.	Commitments and Contingencies

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

Minimum future rental payments under non-cancellable operating leases as of April 29, 2017, are as follows:

Fiscal year	Amount
(in thousands)
Remainder of 2017	$34,186
2018	44,775
2019	41,960
2020	36,350
2021	29,519
Thereafter	73,998
$260,788

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements concern our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition, which are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. These statements may include words such as “aim”, “anticipate”, “assume”, “believe”, “can have”, “could”, “due”, “estimate”, “expect”, “goal”, “intend”, “likely”, “may”, “objective”, “plan”, “potential”, “positioned”, “predict”, “should”, “target”, “will”, “would” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events or trends. For example, all statements we make relating to our estimated and projected earnings, sales, costs, expenditures, cash flows, growth rates, market share and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements.

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. These risks and uncertainties include, but are not limited to, the following: the risk that we cannot anticipate, identify and respond quickly to changing fashion trends and customer preferences or changes in consumer environment, including changing expectations of service and experience in boutiques and online, and evolve our business model; our ability to attract a sufficient number of customers to our boutiques or sell sufficient quantities of our merchandise through our ecommerce business; our ability to successfully open and operate new boutiques each year; and our ability to efficiently source and distribute additional merchandise quantities necessary to support our growth. For additional information regarding these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward looking statements, please refer to “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 and filed with the Securities and Exchange Commission (“SEC”) on March 22, 2017 (“Fiscal Year 2016 10-K”) and any risk factors contained in subsequent Quarterly Reports on Form 10-Q or other filings we file with the SEC, as well as our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Fiscal Year 2016 10-K.

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

francesca’s® is a growing specialty retailer which operates a nationwide-chain of boutiques providing customers a unique, fun and personalized shopping experience. The merchandise assortment is a diverse and balanced mix of apparel, jewelry, accessories and gifts. As of April 29, 2017, francesca’s ® operated 679 boutiques in 48 states and the District of Columbia and also served its customers through www.francescas.com, our ecommerce website. The information contained on our ecommerce website is not incorporated by reference into this Quarterly Report on Form 10-Q and you should not consider information contained on our ecommerce website to be part of this Quarterly Report on Form 10-Q.

During the thirteen weeks ended April 29, 2017, our net sales increased 1% to $107.7 million from $106.1 million, income from operations decreased by 35% to $7.4 million from $11.5 million and net income decreased 39% to $4.3 million, or $0.12 per diluted share based on 37.1 million weighted average diluted shares outstanding, from $7.1 million, or $0.18 per diluted share based on 40.4 million weighted average diluted shares outstanding, over the comparable prior year period.

We increased our boutique count to 679 boutiques as of April 29, 2017 from 637 boutiques as of April 30, 2016. We plan to open approximately 48 to 53 boutiques and close six to 11 during the remainder of the fiscal year.

We are in the process of deploying a new technology suite of systems to enhance our omni-channel and customer engagement capabilities as part of our long-term strategic plan. This includes replacing our legacy point-of-sale system and introduction of a new order management system and a new customer relationship management system. We have started the rollout of our new point-of-sale system. Throughout the installation and stabilization of these new systems, we will continue to run our existing platform to ensure continuity during the conversion process. We expect that these new systems will enhance our visibility into our customers’ preferences, products and supply chain resulting in improved customer service, improved operational efficiency, enhanced management analytics and increased synergies between our ecommerce and our boutique channels.

Results of Operations

The following represents operating data for the thirteen weeks ended April 29, 2017 and April 30, 2016.

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Net sales growth for period	1%	12%
Comparable sales results for the period (1)	(5)%	2%
Number of boutiques open at end of period	679	637
Net sales per average square foot for period (2)	$114	$124
Average square feet per boutique (3)	1,398	1,367
Total gross square feet at end of period	949,000	871,000

(1)	A boutique is included in comparable sales on the first day of the fifteenth full month following the boutique’s opening. When a boutique that is included in comparable sales is relocated, we continue to consider sales from that boutique to be comparable sales. If a boutique is closed for thirty days or longer for a remodel or as a result of weather damage, fire or the like, we no longer consider sales from that boutique to be comparable sales. If a boutique is permanently closed, we exclude sales from that boutique from comparable sales on the first day of the fiscal month that it did not register full month of sales. Comparable sales include our ecommerce sales.
(2)	Net sales per average square foot is calculated by dividing net sales for the period by the average square feet during the period. Because of our growth, for purposes of providing net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. For individual quarterly periods, average square feet is calculated as (a) the sum of total gross square feet at the beginning and end of the period divided by (b) two. For periods consisting of more than one fiscal quarter, average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.
(3)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.

Boutique Count

The following table summarizes the number of boutiques open at the beginning and end of the periods indicated.

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Number of boutiques open at beginning of period	671	616
Boutiques added	12	22
Boutiques closed	(4)	(1)
Number of boutiques open at the end of period	679	637

Thirteen Weeks Ended April 29, 2017 Compared to Thirteen Weeks Ended April 30, 2016

	Thirteen Weeks Ended
	April 29, 2017		April 30, 2016		Variance
	In USD	As a % of Net Sales (1)	In USD	As a % of Net Sales (1)	In USD	%	Basis Points
	(in thousands, except percentages and basis points)
Net sales	$107,689	100.0%	$106,113	100.0%	$1,576	1%	–
Cost of goods sold and occupancy costs	59,006	54.8%	56,983	53.7%	2,023	4%	110
Gross profit	48,683	45.2%	49,130	46.3%	(447)	(1)%	(110)
Selling, general and administrative expenses	41,281	38.3%	37,666	35.5%	3,615	10%	280
Income from operations	7,402	6.9%	11,464	10.8%	(4,062)	(35)%	(390)
Interest expense	(113)	(0.1)%	(109)	(0.1)%	(4)	4%	–
Other expense	(25)	0.0%	–	0.0%	(25)	n/a	–
Income before income tax expense	7,264	6.7%	11,355	10.7%	(4,091)	(36)%	(400)
Income tax expense	2,931	2.7%	4,274	4.0%	(1,343)	(31)%	(130)
Net income	$4,333	4.0%	$7,081	6.7%	$(2,748)	(39)%	(270)

(1)	Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales increased 1% to $107.7 million in the thirteen weeks ended April 29, 2017 from $106.1 million in the thirteen weeks ended April 30, 2016. This increase was due to the addition of 42 net new boutiques since the comparable prior year period. Comparable sales were down 5% compared to a 2% increase in the same period of the prior year. The decrease in comparable sales was due to a decrease in boutique traffic and conversion rates. There were 604 comparable boutiques and 75 non-comparable boutiques open at April 29, 2017 compared to 536 and 101, respectively, at April 30, 2016.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 4% to $59.0 million in the thirteen weeks ended April 29, 2017 from $57.0 million in the thirteen weeks ended April 30, 2016. Cost of merchandise and freight expenses increased by $0.4 million compared to the same period of the prior year primarily due to increased sales volume. Occupancy costs increased by $1.6 million due to the increase in the number of boutiques in operation during the thirteen weeks ended April 29, 2017 compared to the same period of the prior year.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 54.8% in the thirteen weeks ended April 29, 2017 from 53.7% in the thirteen weeks ended April 30, 2016, an unfavorable variance of 110 basis points. This change was primarily driven by deleveraging of occupancy costs as merchandise margin was up slightly compared to the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 10% to $41.3 million in the thirteen weeks ended April 29, 2017 from $37.7 million in the thirteen weeks ended April 30, 2016. This variance was due to a $2.3 million increase in corporate and boutique payroll to support the larger boutique base and strategic initiatives, as well as increases in marketing and software expenses. Marketing expense increased $0.8 million due to incremental marketing programs this year while software costs increased $0.6 million due to continuing investments in technology and infrastructure. As a percentage of net sales, selling, general and administrative expense increased to 38.3% in the thirteen weeks ended April 29, 2017 as compared to 35.5% in the thirteen weeks ended April 30, 2016 due to deleveraging of expenses as the growth in expenses outpaced the growth in sales.

Income Tax Expense

The decrease in provision for income taxes of $1.3 million in the thirteen weeks ended April 29, 2017 compared to the thirteen weeks ended April 30, 2016 was primarily due to the decrease in pre-tax income. The effective tax rates were 40.3% and 37.6% in the thirteen weeks ended April 29, 2017 and April 30, 2016 respectively. The increase in effective rate was due to true-up of prior year state taxes.

Sales by Merchandise Department

	Thirteen Weeks Ended
	April 29, 2017		April 30, 2016
	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales
	(in thousands, except percentages)
Apparel(1)	$60,012	55.2%	$56,351	53.0%
Jewelry	23,771	21.8%	24,062	22.6%
Accessories(1)	13,981	12.8%	14,587	13.7%
Gifts	11,115	10.2%	11,327	10.7%
Merchandise sales (2)	$108,879	100.0%	$106,327	100.0%

(1)	In the first quarter of fiscal 2017, swimwear was reclassified out of accessories to apparel. To facilitate comparability, prior year amounts were reclassified.
(2)	Excludes gift card breakage income, shipping and change in return reserve.

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

We were in compliance with all covenants under our revolving credit facility as of April 29, 2017. On April 29, 2017, we had $48.1 million of cash and cash equivalents and $75.0 million in borrowing availability under our revolving credit facility. There were no borrowings outstanding under our revolving credit facility at April 29, 2017.

We expect that our cash flow from operations along with borrowings under our revolving credit facility and tenant allowances for new boutiques will be sufficient to fund capital expenditures and our working capital requirements for at least the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
	(in thousands)
Provided by operating activities	$8,700	$1,899
Used in investing activities	(4,634)	(5,117)
Used in financing activities	(9,167)	(17,585)
Net decrease in cash and cash equivalents	$(5,101)	$(20,803)

Operating Activities

Operating activities consist of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords. Net cash provided by operating activities was $8.7 million and $1.9 million in each of the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively. The increase in cash provided by operating activities in the current period as compared to the same period of the prior year was primarily due to timing of payments for inventory purchases and income taxes.

Investing Activities

Investing activities consist primarily of capital expenditures for new boutiques, improvements to existing boutiques, as well as investments in information technology and our distribution facility.

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
	(in thousands)
Capital expenditures for:
New boutiques	$3,031	$4,132
Existing boutiques	1,116	745
Technology	339	180
Corporate and distribution	148	64
	$4,634	$5,121

Our total capital expenditures for the thirteen weeks ended April 29, 2017 and April 30, 2016 were $4.6 million and $5.1 million, respectively, with new boutiques accounting for most of our spending at $3.0 million and $4.1 million, respectively. Spending for new boutiques included amounts associated with boutiques that will open subsequent to the end of each fiscal quarter. We opened 12 boutiques in the thirteen weeks ended April 29, 2017 compared to 22 boutiques in the thirteen weeks ended April 30, 2016. The average cost of the leasehold improvements, equipment, furniture and fixtures, excluding tenant allowances which are reflected in operating cash flows, for new boutiques opened in the thirteen weeks ended April 29, 2017 and April 30, 2016 was $256,000 and $225,000, respectively, while the average tenant allowance per new boutique was $74,000 and $69,000 over the same periods, respectively. The increase in the average boutique build-out costs was principally due to opening larger boutiques in the thirteen weeks ended April 29, 2017, which averaged approximately 1,795 square feet per boutique, compared to the same period of the prior year, which averaged approximately 1,348 square feet per boutique. Tenant allowances are amortized as a reduction in rent expense over the term of the lease. The average collection period for these allowances is approximately six months after boutique opening. As a result, we fund the cost of new boutiques with cash flow from operations, build-out allowances from our landlords, or borrowings under our revolving credit facility. Our spending for existing boutiques totaled $1.1 million and $0.7 million during the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively. The amount spent for existing boutiques in each period was primarily used in remodeling and relocating 5 boutiques.

Management anticipates that capital expenditures for the remainder of fiscal year 2017 will be approximately $23.4 million to $28.4 million. The majority of this amount will be spent on new and existing boutiques as well as investments in our technology systems.

Financing Activities

Financing activities consist of borrowings and payments under our revolving credit facility, repurchases of our common stock, and proceeds from the exercise of stock options and the related tax consequence.

Net cash used in financing activities totaled $9.2 million and $17.6 million during the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively. Cash used in financing activities in each period primarily consists of repurchases of common stock.

Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc. (the “Borrower”), as borrower, and its parent company, Francesca's LLC, a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto. The credit facility provides capacity of $75.0 million (including up to $10.0 million for letters of credit) and matures on August 30, 2018. The facility also contains an option permitting the Borrower, subject to certain requirements and conditions, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event the Borrower has certain indebtedness outstanding. At April 29, 2017, no borrowings were outstanding under the credit facility.

The credit facility contains customary events of default and requires the Borrower to comply with certain financial covenants. As of April 29, 2017, the Borrower was in compliance with all covenants under the credit facility. The credit facility restricts the amount of dividends the Borrower can pay; provided that the Borrower is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and the Borrower is in pro forma compliance with a maximum secured leverage ratio. At April 29, 2017, the Borrower would have met the conditions for paying dividends out of the available investment basket. All obligations under the credit facility are secured by substantially all the assets of the Borrower and any subsidiary guarantor, if any. All obligations under the facility are unconditionally guaranteed by, subject to certain exceptions, by Francesca’s LLC and each of the Borrower’s existing and future direct and indirect wholly-owned domestic subsidiaries.

Share Repurchase Program

For information regarding our share repurchase program, please refer to Note 7 to our unaudited consolidated financial statements included in Part I of this report, which is incorporated herein by reference.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 1 to the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017. As of April 29, 2017, there were no significant changes to any of our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, please refer to Note 1 to our unaudited consolidated financial statements included in Part I of this Report, which is incorporated herein by reference.

Contractual Obligations

There were no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, other than those which occur in the normal course of business.

 Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows could be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future. At April 29, 2017, no borrowings were outstanding under the Second Amended and Restated Credit Agreement.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of April 29, 2017.

There were no changes in our internal control over financial reporting during the quarter ended April 29, 2017 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 and filed with the SEC on March 22, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company’s share repurchase activity during the thirteen weeks ended April 29, 2017.

Period (1)	Total number of shares purchased (2)	Average price paid per share (3)	Total number of shares purchased as part of a publicly announced plans or programs (4)	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 29, 2017 – February 25, 2017	–	–	–	$63,665,175
February 26, 2017 – April 1, 2017	71,833	$16.12	71,833	$62,508,638
April 2, 2017 – April 29, 2017	544,645	$15.12	537,327	$54,388,784

Total	616,478	$15.24	609,160

(1)	Periodic information is presented by reference to our fiscal monthly periods during the first quarter of fiscal year 2017.
(2)	Includes 7,318 shares of restricted stock purchased in connection with employee tax withholding obligations.
(3)	Average price paid per share includes brokers’ commission.
(4)	On March 15, 2016, the Company’s Board of Directors authorized an additional $100 million share repurchase program commencing upon the exhaustion of a previous $100 million share repurchase program approved in September 2013. This authorization has no expiration date. Under the repurchase program, purchases can be made from time to time through open market purchases, in privately negotiated transactions, under a Rule 10b5-1 plans or through other available means. The specific timing and amount of repurchases is dependent on market conditions, securities law limitations and other factors.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.3 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011)

Exhibit No.	Description
3.2	Amended and Restated Bylaws of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on September 20, 2016).

31.1*	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of April 29, 2017, January 28, 2017 and April 30, 2016, (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Ended April 29, 2017, (iii) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Thirteen Weeks Ended April 29, 2017, (iv) Unaudited Consolidated Statements of Cash Flows for the Thirteen Weeks ended April 29, 2017 and (v) the Notes to the Unaudited Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Francesca’s Holdings Corporation
(Registrant)

Date: June 7, 2017	/s/ Kelly M. Dilts
Kelly M. Dilts
Chief Financial Officer (duly authorized officer and Principal Financial and Accounting Officer)

