Form 10-Q
period 2017-07-29
Francesca's Holdings CORP
filed 2017-09-06
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 29, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The registrant had 36,734,748 shares (excluding 9,681,689 shares of treasury stock) of its common stock outstanding as of August 15, 2017.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Francesca’s Holdings Corporation

Unaudited Consolidated Balance Sheets

(In thousands, except share amount)

	July 29, 2017	January 28, 2017	July 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$33,298	$53,202	$26,021
Accounts receivable	18,416	5,605	10,791
Inventories	34,036	23,958	32,667
Deferred income taxes	-	8,487	6,728
Prepaid expenses and other current assets	9,433	8,823	6,715
Total current assets	95,183	100,075	82,922
Property and equipment, net	83,956	80,484	80,225
Deferred income taxes	16,009	6,978	4,640
Other assets, net	3,138	2,056	1,296

TOTAL ASSETS	$198,286	$189,593	$169,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,971	$9,205	$16,620
Accrued liabilities	17,748	25,761	14,327
Total current liabilities	44,719	34,966	30,947
Landlord incentives and deferred rent	38,125	38,092	38,673
Total liabilities	82,844	73,058	69,620

Commitments and contingencies

Stockholders’ equity:
Common stock - $0.01 par value, 80.0 million shares authorized; 46.4 million, 46.1 million and 45.9 million shares issued at July 29, 2017, January 28, 2017 and July 30, 2016, respectively.	464	461	459
Additional paid-in capital	111,405	109,008	106,916
Retained earnings	155,080	143,557	119,228
Treasury stock, at cost – 9.7 million, 8.5 million and 8.0 million shares at July 29, 2017, January 28, 2017 and July 30, 2016, respectively.	(151,507)	(136,491)	(127,140)
Total stockholders’ equity	115,442	116,535	99,463

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$198,286	$189,593	$169,083

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	$119,707	$115,260	$227,396	$221,373
Cost of goods sold and occupancy costs	64,312	61,323	123,317	118,306
Gross profit	55,395	53,937	104,079	103,067
Selling, general and administrative expenses	43,456	36,815	84,934	74,481
Income from operations	11,939	17,122	19,145	28,586
Interest expense	(110)	(113)	(223)	(222)
Other income	19	39	190	39
Income before income tax expense	11,848	17,048	19,112	28,403
Income tax expense	4,585	6,457	7,516	10,731
Net income	$7,263	$10,591	$11,596	$17,672

Basic earnings per common share	$0.20	$0.27	$0.32	$0.45
Diluted earnings per common share	$0.20	$0.27	$0.32	$0.45

Weighted average shares outstanding:
Basic shares	36,336	38,664	36,639	39,474
Diluted shares	36,472	38,755	36,811	39,580

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional	Retained	Treasury	Total
	Shares Outstanding	Par Value	Paid-in Capital	Earnings	Stock, at cost	Stockholders' Equity
Balance, January 28, 2017	37,541	$461	$109,008	$143,557	$(136,491)	$116,535
Net income	-	-	-	11,596	-	11,596
Stock-based compensation	-	-	2,422	-	-	2,422
Restricted stocks issued, net of forfeitures	326	3	(3)	-	-	-
Shares withheld related to net settlement of equity awards	(10)	-	(142)	-	-	(142)
Cumulative effect adjustment on adoption of Accounting Standards Update 2016-09	-	-	120	(73)	-	47
Repurchases of common stock	(1,122)	-	-	-	(15,016)	(15,016)
Balance, July 29, 2017	36,735	464	111,405	155,080	(151,507)	115,442

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016
Cash Flows Provided by Operating Activities:
Net income	$11,596	$17,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,310	9,482
Stock-based compensation expense	2,422	(857)
Excess tax benefit from stock-based compensation	-	(6)
Loss on disposal of assets	233	155
Deferred income taxes	(497)	(1,315)
Impairment charges	100	-
Changes in operating assets and liabilities:
Accounts receivable	(12,538)	(1,205)
Inventories	(10,078)	(1,126)
Prepaid expenses and other assets	(1,978)	(55)
Accounts payable	16,864	2,599
Accrued liabilities	(8,013)	(2,001)
Landlord incentives and deferred rent	33	2,121
Net cash provided by operating activities	8,454	25,464

Cash Flows Used in Investing Activities:
Purchases of property and equipment	(12,890)	(11,149)
Other	-	8
Net cash used in investing activities	(12,890)	(11,141)

Cash Flows Used in Financing Activities:
Repurchases of common stock	(15,326)	(44,812)
Taxes paid related to net settlement of equity awards	(142)	-
Proceeds from the exercise of stock options	-	280
Excess tax benefit from stock-based compensation	-	6
Net cash used in financing activities	(15,468)	(44,526)

Net decrease in cash and cash equivalents	(19,904)	(30,203)
Cash and cash equivalents, beginning of year	53,202	56,224
Cash and cash equivalents, end of period	$33,298	$26,021

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$23,742	$9,175
Interest paid	$97	$95

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Francesca’s Holdings Corporation is a holding company incorporated in 2007 under the laws of the State of Delaware whose business operations are conducted through its subsidiaries.  Unless the context otherwise requires, the “Company,” refers to Francesca’s Holdings Corporation and its consolidated subsidiaries. The Company operates a nationwide-chain of boutiques providing its customers with a unique, fun and personalized shopping experience. The Company offers a diverse and balanced mix of apparel, jewelry, accessories and gifts at attractive values. At July 29, 2017, the Company operated 692 boutiques, which are located in 47 states throughout the United States and the District of Columbia, and its ecommerce website.

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

Fiscal Year

The Company maintains its accounts on a 52- or 53-week year ending on the Saturday closest to January 31st. Fiscal year 2017 includes 53 weeks of operations while fiscal year 2016 includes 52 weeks of operations. The fiscal quarters ended July 29, 2017 and July 30, 2016 refer to the thirteen week periods ended as of those dates. The year-to-date periods ended July 29, 2017 and July 30, 2016 refer to the twenty-six week periods ended as of those dates.

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

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Arrangements”, which amends Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation. The new guidance intends to simplify several aspects of the accounting for share-based payments, including income tax consequences, classification of awards as either equity or liabilities, forfeitures and classification on the statement of cash flows. The Company adopted the applicable provisions of this guidance beginning on January 29, 2017 on a prospective basis or, in the case of recognizing forfeitures as they occur, using the modified retrospective transition method. Accordingly, prior period financial statements were not adjusted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

In November 2015, the FASB issued ASU 2015-17, “Income Taxes – Balance Sheet Classification of Deferred Taxes.” The new guidance simplifies the presentation of deferred income taxes by permitting classification of all deferred tax assets and liabilities as noncurrent on the consolidated balance sheet. The Company adopted this guidance beginning on January 29, 2017 on a prospective basis, resulting in the classification of all deferred tax assets and liabilities as non-current. Prior period financial statements were not adjusted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value.  ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted this guidance on January 29, 2017 on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In March 2016, the FASB issued ASU 2016-04 “Liabilities - Extinguishments of Liabilities (Subtopic 405-20), Recognition of Breakage for Certain Prepaid Stored-Value Products.” The new guidance allows a company to derecognize amounts related to expected breakage to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. ASU 2016-4 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The amended standard may be adopted on either a modified retrospective or a retrospective basis. The Company is evaluating the impact of adopting the new guidance on the consolidated financial statements in conjunction with its evaluation of ASU 2014-09 discussed below.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The new guidance, among other things, requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. ASU 2016-2 will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all public business entities upon issuance. The Company is evaluating the impact of adopting the new guidance on the consolidated financial statements.

In May 2014 the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This pronouncement requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods and services. This standard is effective for reporting periods beginning on or after December 15, 2017, including interim periods within that fiscal year, with early adoption permitted for interim and annual periods beginning on or after December 15, 2016. Since the original issuance of ASU 2014-09, the FASB has issued several amendments and updates to this guidance. This guidance may be adopted on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is evaluating the impact of adopting the new guidance on the consolidated financial statements. This evaluation includes reviewing current accounting policies, processes, and arrangements to identify potential differences that could arise from the application of the guidance. Based on the Company’s assessment to date, the adoption of this guidance will have the following impact: (a) estimated cost of returns will be recorded as a current asset rather than netted with the allowance for sales returns; and (b) gift card breakage income will be estimated based on historical redemption and recognized over the historical redemption period rather than when redemption is considered remote. The Company is still evaluating the adoption method it will use upon initial adoption on February 4, 2018.

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

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	(in thousands, except per share data)
Numerator:
Net income	$7,263	$10,591	$11,596	$17,672

Denominator:
Weighted-average common shares outstanding - basic	36,336	38,664	36,639	39,474
Restricted stocks and stock options	136	91	172	106
Weighted-average common shares outstanding - diluted	36,472	38,755	36,811	39,580

Per common share:
Basic earnings per common share	$0.20	$0.27	$0.32	$0.45
Diluted earnings per common share	$0.20	$0.27	$0.32	$0.45

Potentially issuable shares under the Company’s stock-based compensation plans amounting to approximately 0.4 million shares in each of the thirteen and twenty-six weeks ended July 29, 2017 and 0.4 million and 0.3 million shares in the thirteen and twenty-six weeks ended July 30, 2016, respectively, were excluded in the computation of diluted weighted-average common shares outstanding due to their anti-dilutive effect. The Company also excluded contingently issuable performance-based awards totaling 0.4 million shares in each of the thirteen and twenty-six weeks ended July 29, 2017 and 0.2 million shares in each of the thirteen and twenty-six weeks ended July 30, 2016 from the computation of diluted earnings per share because the pre-established goals had not yet been satisfied as of the end of each period.

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

The provision for income taxes is based on the Company’s current estimate of the annual effective tax rate. The effective income tax rates for the thirteen and twenty-six weeks ended July 29, 2017 were 38.7% and 39.3%, respectively. The effective income tax rates for the thirteen and twenty-six weeks ended July 30, 2016 were 37.9% and 37.8%, respectively. The difference between our effective tax rate and federal statutory tax rate is primarily related to state income taxes.

5.	Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc. (the “Borrower”), as borrower, and its parent company, Francesca’s LLC, a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto. The credit facility provides capacity of $75.0 million (including up to $10.0 million for letters of credit) and matures on August 30, 2018.  The facility also contains an option permitting the Borrower, subject to certain requirements and conditions, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event the Borrower has certain indebtedness outstanding. At July 29, 2017, no borrowings were outstanding under the revolving credit facility.

The credit facility contains customary events of default and requires the Borrower to comply with certain financial covenants. As of July 29, 2017, the Borrower was in compliance with all covenants under the credit facility. The credit facility restricts the amount of dividends the Borrower can pay; provided that the Borrower is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and the Borrower is in pro forma compliance with a maximum secured leverage ratio. At July 29, 2017, the Borrower would have met the conditions for paying dividends out of the available investment basket. All obligations under the credit facility are secured by substantially all the assets of the Borrower and any subsidiary guarantor, if any. All obligations under the facility are unconditionally guaranteed, subject to certain exceptions, by Francesca’s LLC and each of the Borrower’s existing and future direct and indirect wholly-owned domestic subsidiaries.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

6.	Stock-based Compensation

Stock-based compensation cost is measured at the grant date fair value and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company recognized $1.2 million and $2.4 million stock-based compensation expense in the thirteen and twenty-six weeks ended July 29, 2017, respectively, and a $1.9 million and $0.9 million net reversal of stock-based compensation expense in the thirteen and twenty-six weeks ended July 30, 2016, respectively. Stock-based compensation in the thirteen and twenty-six weeks ended July 30, 2016 included a $2.6 million reversal of previously accrued stock-based compensation expense associated with the forfeiture of stock-based awards previously granted to the Company’s prior Chairman, President and Chief Executive Officer upon his resignation in May 2016.

Restricted Stock Awards

During the twenty-six weeks ended July 29, 2017, the Company granted 0.3 million shares of restricted stock to certain executives and key employees.  Of the total shares awarded, 65% was in the form of performance-based restricted shares (“PSA”) while the remaining 35% was in the form of time-based restricted shares (“RSA”). During the twenty-six weeks ended July 30, 2016, the Company granted approximately 0.4 million target shares of PSAs to certain executives and key employees. The number of PSAs that may ultimately vest will equal 0% to 150% of the target shares awarded subject to the achievement of pre-established performance goals and the employee’s continued employment through the third anniversary of the award date. The RSAs vest in one installment on the third anniversary of the award date.

In each of the twenty-six weeks ended July 29, 2017 and July 30, 2016, the Company granted a total of 0.1 million shares of RSAs to non-employee directors serving on its Board of Directors. The awards vest on the first anniversary of the award date.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	(in thousands, except per share data)
Number of shares repurchased	513	2,318	1,122	3,243
Total cost of shares repurchased	$5,731	$27,026	$15,016	$43,823
Average price per share (including brokers’ commission)	$11.16	$11.66	$13.38	$13.51

At July 29, 2017, there was $48.7 million remaining balance available for future purchases under the New Repurchase Plan.

8.	Commitments and Contingencies

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

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

Minimum future rental payments under non-cancellable operating leases as of July 29, 2017, are as follows:

Fiscal year	Amount
(in thousands)
Remainder of 2017	$34,641
2018	47,049
2019	44,546
2020	39,113
2021	32,268
Thereafter	87,713
$285,330

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

9.	Subsequent Event

In August 2017, Hurricane Harvey hit south Texas and Louisiana causing widespread damage to property and infrastructure in various counties within the region. The Company’s headquarters, ecommerce fulfilment and distribution facilities (collectively, the “corporate office”) are located in Houston, Texas and all these functions were directly impacted by the storm.  Additionally, forty of our boutiques are located in the affected region and had disruption in normal operations.  Six of the Company’s boutiques were damaged.  As of September 5, 2017, the Company reopened its corporate office and all but one of the impacted boutiques. The disruption to our supply chain is impacting all of our boutiques and it is expected to take a couple weeks to normalize. As of the date of this filing, the Company has not completed its assessment of the full economic impact of Hurricane Harvey.

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. These risks and uncertainties include, but are not limited to, the following: the risk that we cannot anticipate, identify and respond quickly to changing fashion trends and customer preferences or changes in consumer environment, including changing expectations of service and experience in boutiques and online, and evolve our business model; our ability to attract a sufficient number of customers to our boutiques or sell sufficient quantities of our merchandise through our ecommerce business; our ability to successfully open and operate new boutiques each year; our ability to efficiently source and distribute additional merchandise quantities necessary to support our growth; our ability to attract, hire and integrate our next Chief Merchant and our ability to successfully rebound from the impact of Hurricane Harvey. For additional information regarding these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward looking statements, please refer to “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 and filed with the Securities and Exchange Commission (“SEC”) on March 22, 2017 (“Fiscal Year 2016 10-K”) and any risk factors contained in subsequent Quarterly Reports on Form 10-Q or other filings we file with the SEC, as well as our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Fiscal Year 2016 10-K.

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

francesca’s® is a growing specialty retailer which operates a nationwide-chain of boutiques providing customers a unique, fun and personalized shopping experience. The merchandise assortment is a diverse and balanced mix of apparel, jewelry, accessories and gifts. As of July 29, 2017, francesca’s ® operated 692 boutiques in 47 states and the District of Columbia and also served its customers through www.francescas.com, our ecommerce website. The information contained on our ecommerce website is not incorporated by reference into this Quarterly Report on Form 10-Q and you should not consider information contained on our ecommerce website to be part of this Quarterly Report on Form 10-Q.

During the thirteen weeks ended July 29, 2017, our net sales increased 4% to $119.7 million from $115.3 million, income from operations decreased by 30% to $11.9 million from $17.1 million and net income decreased 31% to $7.3 million, or $0.20 per diluted share based on 36.5 million weighted average diluted shares outstanding, from $10.6 million, or $0.27 per diluted share based on 38.8 million weighted average diluted shares outstanding, over the comparable prior year period. During the twenty-six weeks ended July 29, 2017, our net sales increased 3% to $227.4 million from $221.4 million, income from operations decreased by 33% to $19.1 million from $28.6 million and net income decreased 34% to $11.6 million, or $0.32 per diluted share based on 36.8 million weighted average diluted shares outstanding, from $17.7 million, or $0.45 per diluted share based on 39.6 million weighted average diluted shares outstanding, over the comparable prior year period.

We increased our boutique count to 692 boutiques as of July 29, 2017 from 652 boutiques as of July 30, 2016. We plan to open approximately 32 to 37 boutiques and close one to three boutiques during the remainder of the fiscal year.

On August 21, 2017, we announced the departure of Laurie Hummel, EVP Chief Merchandising Officer. A search for a new Chief Merchant has commenced.

In August 2017, Hurricane Harvey hit south Texas and Louisiana causing widespread damage to property and infrastructure in various counties within the region. The Company’s headquarters, ecommerce fulfilment and distribution facilities (collectively, the “corporate office”) are located in Houston, Texas and all these functions were directly impacted by the storm.  Additionally, forty of our boutiques are located in the affected region and had disruption in normal operations.  Six of the Company’s boutiques were damaged.  As of September 5, 2017, the Company reopened its corporate office and all but one of the impacted boutiques. The disruption to our supply chain is impacting all of our boutiques and it is expected to take a couple weeks to normalize. As of the date of this filing, the Company has not completed its assessment of the full economic impact of Hurricane Harvey.

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

Results of Operations

The following represents operating data for the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales growth for period	4%	9%	3%	10%
Comparable sales for the period (1)	(3)%	0%	(4)%	1%
Number of boutiques open at end of period	692	652	692	652
Net sales per average square foot for period (2)	$125	$130	$239	$250
Average square feet per boutique (3)	1,404	1,378	1,404	1,378
Total gross square feet at end of period	972,000	899,000	972,000	899,000

(1)	A boutique is included in comparable sales on the first day of the fifteenth full month following the boutique’s opening. When a boutique that is included in comparable sales is relocated, we continue to consider sales from that boutique to be comparable sales. If a boutique is closed for thirty days or longer for a remodel or as a result of weather damage, fire or the like, we no longer consider sales from that boutique to be comparable sales. If a boutique is permanently closed, we exclude sales from that boutique from comparable sales on the first day of the fiscal month that it did not register full month of sales. Comparable sales include our ecommerce sales.
(2)	Net sales per average square foot is calculated by dividing net sales for the period by the average square feet during the period. Because of our growth, for purposes of providing net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. For individual quarterly periods, average square feet is calculated as (a) the sum of total gross square feet at the beginning and end of the period divided by (b) two. For periods consisting of more than one fiscal quarter, average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.
(3)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.

Boutique Count

The following table summarizes the number of boutiques open at the beginning and end of the periods indicated.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Number of boutiques open at beginning of period	679	637	671	616
Boutiques added	16	19	28	41
Boutiques closed	(3)	(4)	(7)	(5)
Number of boutiques open at the end of period	692	652	692	652

Thirteen Weeks Ended July 29, 2017 Compared to Thirteen Weeks Ended July 30, 2016

	Thirteen Weeks Ended
	July 29, 2017		July 30, 2016		Variance
	In USD	As a % of Net Sales (1)	In USD	As a % of Net Sales (1)	In USD	%	Basis Points
	(In thousands, except percentages and basis points)
Net sales	$119,707	100.0%	$115,260	100.0%	4,447	4%	-
Cost of goods sold and occupancy costs	64,312	53.7%	61,323	53.2%	2,989	5%	50
Gross profit	55,395	46.3%	53,937	46.8%	1,458	3%	(50)
Selling, general and administrative expenses	43,456	36.3%	36,815	31.9%	6,641	18%	440
Income from operations	11,939	10.0%	17,122	14.9%	(5,183)	(30)%	(490)
Interest expense	(110)	(0.1)%	(113)	(0.1)%	3	3%	-
Other income	19	0.0%	39	0.0%	(20)	(51)%	-
Income before income tax expense	11,848	9.9%	17,048	14.8%	(5,200)	(31)%	(490)
Income tax expense	4,585	3.8%	6,457	5.6%	(1,872)	(29)%	(180)
Net income	$7,263	6.1%	$10,591	9.2%	(3,328)	(31)%	(310)

(1)	Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales increased 4% to $119.7 million in the thirteen weeks ended July 29, 2017 from $115.3 million in the thirteen weeks ended July 30, 2016. This increase was due to the addition of 40 net new boutiques since the comparable prior year period. Comparable sales were down 3% compared to flat in the same period of the prior year. The decrease in comparable sales was due to a decrease in boutique conversion rates. There were 622 comparable boutiques and 70 non-comparable boutiques open at July 29, 2017 compared to 578 and 74, respectively, at July 30, 2016.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 5% to $64.3 million in the thirteen weeks ended July 29, 2017 from $61.3 million in the thirteen weeks ended July 30, 2016. Cost of merchandise and freight expenses increased by $1.5 million compared to the same period of the prior year primarily due to increased sales volume. Occupancy costs increased by $1.5 million due to the increase in the number of boutiques in operation during the thirteen weeks ended July 29, 2017 compared to the same period of the prior year.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 53.7% in the thirteen weeks ended July 29, 2017 from 53.2% in the thirteen weeks ended July 30, 2016, an unfavorable variance of 50 basis points. This change was primarily driven by deleveraging of occupancy costs as merchandise margin was essentially flat compared to the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 18% to $43.5 million in the thirteen weeks ended July 29, 2017 from $36.8 million in the thirteen weeks ended July 30, 2016. This variance was due to a $1.3 million increase in corporate and boutique payroll to support the larger boutique base. Additionally, professional service fees and software costs increased $1.2 million due to continuing investments in technology and infrastructure, stock-based compensation increased $0.5 million as a result of new awards and marketing expense increased $0.4 million due to incremental marketing programs this year. The prior year amount includes a $2.0 million net benefit associated with the resignation of our prior Chief Executive Officer (“CEO”) and the related search process expense.

As a percentage of net sales, selling, general and administrative expense increased to 36.3% in the thirteen weeks ended July 29, 2017 as compared to 31.9% in the thirteen weeks ended July 30, 2016 primarily due to the prior year net benefit associated with the resignation of our CEO as well as deleveraging of other expenses.

Income Tax Expense

The decrease in provision for income taxes of $1.9 million in the thirteen weeks ended July 29, 2017 compared to the thirteen weeks ended July 30, 2016 was primarily due to the decrease in pre-tax income. The effective tax rates were 38.7% and 37.9% in the thirteen weeks ended July 29, 2017 and July 30, 2016 respectively. The increase in the effective tax rate was primarily due to higher state taxes.

Twenty-Six Weeks Ended July 29, 2017 Compared to Twenty-Six Weeks Ended July 30, 2016

	Twenty-Six Weeks Ended
	July 29, 2017		July 30, 2016		Variance
	In USD	As a % of Net Sales (1)	In USD	As a % of Net Sales (1)	In USD	%	Basis Points
	(In thousands, except percentages and basis points)
Net sales	$227,396	100.0%	$221,373	100.0%	6,023	3%	-
Cost of goods sold and occupancy costs	123,317	54.2%	118,306	53.4%	5,011	4%	80
Gross profit	104,079	45.8%	103,067	46.6%	1,012	1%	(80)
Selling, general and administrative expenses	84,934	37.4%	74,481	33.6%	10,453	14%	380
Income from operations	19,145	8.4%	28,586	12.9%	(9,441)	(33)%	(450)
Interest expense	(223)	(0.1)%	(222)	(0.1)%	(1)	-	-
Other income	190	0.1%	39	0.0%	151	387%	10
Income before income tax expense	19,112	8.4%	28,403	12.8%	(9,291)	(33)%	(440)
Income tax expense	7,516	3.3%	10,731	4.8%	(3,215)	(30)%	(150)
Net income	$11,596	5.1%	$17,672	8.0%	(6,076)	(34)%	(290)

(1)	Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales increased 3% to $227.4 million in the twenty-six weeks ended July 29, 2017 from $221.4 million in the twenty-six weeks ended July 30, 2016. This increase was due to the addition of 40 net new boutiques since the comparable prior year period. Comparable sales were down 4% compared to an increase of 1% in the same period last year. The decrease in comparable sales was due to a decrease in boutique conversion rates. There were 622 comparable boutiques and 70 non-comparable boutiques open at July 29, 2017 compared to 578 and 74, respectively, at July 30, 2016.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 4% to $123.3 million in the twenty-six weeks ended July 29, 2017 from $118.3 million in the twenty-six weeks ended July 30, 2016. Cost of merchandise and freight expenses increased by $1.9 million compared to the same period of the prior year primarily due to increased sales volume. Occupancy costs increased by $3.1 million due to the increase in the number of boutiques in operation during the twenty-six weeks ended July 29, 2017 compared to the same period of the prior year.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 54.2% in the twenty-six weeks ended July 29, 2017 from 53.4% in the twenty-six weeks ended July 30, 2016, an unfavorable variance of 80 basis points. This change was primarily driven by deleveraging of occupancy costs as merchandise margin was essentially flat compared to the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 14% to $84.9 million in the twenty-six weeks ended July 29, 2017 from $74.5 million in the twenty-six weeks ended July 30, 2016. This variance was due to a $3.3 million increase in corporate and boutique payroll to support the larger boutique base. Additionally, software costs increased $1.2 million due to continuing investments in technology and infrastructure, marketing expense increased $1.2 million due to incremental marketing programs this year, and stock-based compensation increased $0.8 million as a result of new awards. The prior year amount includes a $2.0 million net benefit associated with the resignation of our prior Chief Executive Officer (“CEO”) and the related search process expense.

As a percentage of net sales, selling, general and administrative expense increased to 37.4% in the twenty-six weeks ended July 29, 2017 as compared to 33.6% in the twenty-six weeks ended July 30, 2016 primarily due to the prior year net benefit associated with the resignation of our CEO as well as deleveraging of other expenses.

Income Tax Expense

The decrease in provision for income taxes of $3.2 million in the twenty-six weeks ended July 29, 2017 compared to the twenty-six weeks ended July 30, 2016 was primarily due to the decrease in pre-tax income. The effective tax rates were 39.3% and 37.8% in the twenty-six weeks ended July 29, 2017 and July 30, 2016 respectively. The increase in effective rate was primarily due to true-up of prior year state deferred taxes.

Sales by Merchandise Department

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 29, 2017		July 30, 2016		July 29, 2017		July 30, 2016
	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales
	(in thousands, except percentages)
Apparel(1)	$65,396	54.6%	$62,367	54.1%	$125,408	55.2%	$118,719	53.6%
Jewelry	25,560	21.4%	25,368	22.0%	49,331	21.7%	49,430	22.3%
Accessories(1)	14,735	12.3%	13,850	12.0%	28,716	12.6%	28,436	12.9%
Gifts	12,836	10.7%	13,209	11.5%	23,951	10.5%	24,536	11.1%
Merchandise sales	118,527	99.0%	114,794	99.6%	227,406	100.0%	221,121	99.9%
Other (2)	1,180	1.0%	466	0.4%	(10)	0.0%	252	0.1%
	$119,707	100.0%	$115,260	100.0	$227,396	100.0%	$221,373	100.0%

(1)	In the first quarter of fiscal 2017, swimwear was reclassified out of accessories to apparel. To facilitate comparability, prior year amounts were reclassified.
(2)	Includes gift card breakage income, shipping and change in return reserve.

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

We were in compliance with all covenants under our revolving credit facility as of July 29, 2017. On July 29, 2017, we had $33.3 million of cash and cash equivalents and $75.0 million in borrowing availability under our revolving credit facility. There were no borrowings outstanding under our revolving credit facility at July 29, 2017.

We expect that our cash flow from operations along with borrowings under our revolving credit facility and tenant allowances for new boutiques will be sufficient to fund capital expenditures and our working capital requirements for at least the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table:

	Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016
	(in thousands)
Provided by operating activities	$8,454	$25,464
Used in investing activities	(12,890)	(11,141)
Used in financing activities	(15,468)	(44,526)
Net decrease in cash and cash equivalents	$(19,904)	$(30,203)

Operating Activities

Operating activities consist of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords. Net cash provided by operating activities was $8.5 million and $25.5 million in each of the twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively. The decrease in cash provided by operating activities in the current period as compared to the same period of the prior year was primarily due to higher income tax payments and lower net income partially offset by timing of payments for inventory purchases.

Investing Activities

Investing activities consist primarily of capital expenditures for new boutiques, improvements to existing boutiques, as well as investments in information technology and our distribution facility.

	Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016
	(in thousands)
Capital expenditures for:
New boutiques	$8,467	$6,202
Existing boutiques	3,438	2,354
Technology	955	2,002
Corporate and distribution	30	591
	$12,890	$11,149

Our total capital expenditures for the twenty-six weeks ended July 29, 2017 and July 30, 2016 were $12.9 million and $11.1 million, respectively, with new boutiques accounting for most of our spending at $8.5 million and $6.2 million, respectively. Spending for new boutiques included amounts associated with boutiques that will open subsequent to the end of each fiscal quarter. We opened 28 boutiques in the twenty-six weeks ended July 29, 2017 compared to 41 boutiques in the twenty-six weeks ended July 30, 2016. The average cost of the leasehold improvements, equipment, furniture and fixtures, excluding tenant allowances which are reflected in operating cash flows, for new boutiques opened in the twenty-six weeks ended July 29, 2017 and July 30, 2016 was $290,000 and $226,000, respectively, while the average tenant allowance per new boutique was $57,000 and $76,000 over the same periods, respectively. The increase in the average build-out costs was principally due to higher cost of leasehold improvements while the lower average tenant allowance was the result of our continued focus in lowering rental rates. Tenant allowances are amortized as a reduction in rent expense over the term of the lease. The average collection period for these allowances is approximately six months after boutique opening. As a result, we fund the cost of new boutiques with cash flow from operations, build-out allowances from our landlords, or borrowings under our revolving credit facility. Our spending for existing boutiques totaled $3.4 million and $2.4 million during the twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively. The amount spent for existing boutiques in each period was used for remodeling and relocating 17 and 20 boutiques, respectively, and in the twenty-six weeks ended July 29, 2017, for new boutique equipment in connection with the point-of-sale rollout.

Management anticipates that capital expenditures for the remainder of fiscal year 2017 will be approximately $17.1 million to $20.1 million. The majority of this amount will be spent on new and existing boutiques as well as investments in our technology systems.

Financing Activities

Financing activities consist of borrowings and payments under our revolving credit facility, repurchases of our common stock, and proceeds from the exercise of stock options and the related tax consequence.

Net cash used in financing activities totaled $15.5 million and $44.5 million during the twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively. Cash used in financing activities in each period primarily consists of repurchases of common stock.

Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc. (the “Borrower”), as borrower, and its parent company, Francesca's LLC, a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto. The credit facility provides capacity of $75.0 million (including up to $10.0 million for letters of credit) and matures on August 30, 2018. The facility also contains an option permitting the Borrower, subject to certain requirements and conditions, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event the Borrower has certain indebtedness outstanding. At July 29, 2017, no borrowings were outstanding under the credit facility.

The credit facility contains customary events of default and requires the Borrower to comply with certain financial covenants. As of July 29, 2017, the Borrower was in compliance with all covenants under the credit facility. The credit facility restricts the amount of dividends the Borrower can pay; provided that the Borrower is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and the Borrower is in pro forma compliance with a maximum secured leverage ratio. At July 29, 2017, the Borrower would have met the conditions for paying dividends out of the available investment basket. All obligations under the credit facility are secured by substantially all the assets of the Borrower and any subsidiary guarantor, if any. All obligations under the facility are unconditionally guaranteed by, subject to certain exceptions, by Francesca’s LLC and each of the Borrower’s existing and future direct and indirect wholly-owned domestic subsidiaries.

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

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017. As of July 29, 2017, there were no significant changes to any of our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows could be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future. At July 29, 2017, no borrowings were outstanding under the Second Amended and Restated Credit Agreement.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of July 29, 2017.

There were no changes in our internal control over financial reporting during the quarter ended July 29, 2017 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company’s share repurchase activity during the thirteen weeks ended July 29, 2017.

Period (1)	Total number of shares purchased	Average price paid per share (3)	Total number of shares purchased as part of a publicly announced plans or programs (4)	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 30, 2017 – May 27, 2017	46,267	$15.65	46,267	$53,665,334
May 28, 2017 – July 1, 2017	259,550	$11.01	259,550	$50,811,016
July 2, 2017 – July 29, 2017(2)	210,244	$10.36	207,512	$48,665,521

Total	516,061	$11.16	513,329

(1)	Periodic information is presented by reference to our fiscal monthly periods during the second quarter of fiscal year 2017.
(2)	Includes 2,732 shares of restricted stock purchased in connection with employee tax withholding obligations.
(3)	Average price paid per share includes brokers’ commission.
(4)	On March 15, 2016, the Company’s Board of Directors authorized an additional $100 million share repurchase program commencing upon the exhaustion of a previous $100 million share repurchase program approved in September 2013. This authorization has no expiration date. Under the repurchase program, purchases can be made from time to time through open market purchases, in privately negotiated transactions, under a Rule 10b5-1 plans or through other available means. The specific timing and amount of repurchases is dependent on market conditions, securities law limitations and other factors.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.3 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011)

3.2	Amended and Restated Bylaws of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on September 20, 2016)

31.1*	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of July 29, 2017, January 28, 2017 and July 30, 2016, (ii) the Unaudited Consolidated Statements of Operations for the Thirteen and Twenty-Six Weeks Ended July 29, 2017 and July 30, 2016, (iii) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Twenty-Six Weeks Ended July 29, 2017, (iv) Unaudited Consolidated Statements of Cash Flows for the Twenty-Six Weeks ended July 29, 2017 and July 30, 2016 and (v) the Notes to the Unaudited Consolidated Financial Statements.

  * Filed herewith.

** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Francesca’s Holdings Corporation
(Registrant)

Date: September 6, 2017	/s/ Kelly M. Dilts
Kelly M. Dilts
Chief Financial Officer (duly authorized officer and Principal Financial and Accounting Officer)