Form 10-Q
period 2017-10-28
Francesca's Holdings CORP
filed 2017-12-06
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 28, 2017

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

The registrant had 36,179,570 shares (excluding 10,172,838 shares of treasury stock) of its common stock outstanding as of November 15, 2017.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Francesca’s Holdings Corporation

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	October 28, 2017	January 28, 2017	October 29, 2016
ASSETS

Current assets:
Cash and cash equivalents	$19,020	$53,202	$24,725
Accounts receivable	18,150	5,605	8,218
Inventories	38,824	23,958	42,774
Deferred income taxes	-	8,487	5,709
Prepaid expenses and other current assets	10,179	8,823	7,745
Total current assets	86,173	100,075	89,171
Property and equipment, net	85,710	80,484	82,992
Deferred income taxes	15,577	6,978	4,425
Other assets, net	3,794	2,056	1,370

TOTAL ASSETS	$191,254	$189,593	$177,958

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$28,239	$9,205	$16,550
Accrued liabilities	12,848	25,761	16,629
Total current liabilities	41,087	34,966	33,179
Landlord incentives and deferred rent	38,327	38,092	38,821
Total liabilities	79,414	73,058	72,000

Commitments and contingencies

Stockholders’ equity:
Common stock - $0.01 par value, 80.0 million shares authorized; 46.4 million, 46.1 million and 46.1 million shares issued at October 28, 2017, January 28, 2017 and October 29, 2016, respectively.	464	461	461
Additional paid-in capital	111,065	109,008	107,908
Retained earnings	155,319	143,557	128,922
Treasury stock, at cost – 10.2 million, 8.5 million and 8.3 million shares at October 28, 2017, January 28, 2017 and October 29, 2016, respectively.	(155,008)	(136,491)	(131,333)
Total stockholders’ equity	111,840	116,535	105,958

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$191,254	$189,593	$177,958

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	$105,791	$119,470	$333,187	$340,843
Cost of goods sold and occupancy costs	63,931	61,843	187,249	180,149
Gross profit	41,860	57,627	145,938	160,694
Selling, general and administrative expenses	41,405	41,872	126,338	116,353
Income from operations	455	15,755	19,600	44,341
Interest expense	(109)	(131)	(332)	(353)
Other income	88	79	278	118
Income before income tax expense	434	15,703	19,546	44,106
Income tax expense	195	6,009	7,711	16,740
Net income	$239	$9,694	$11,835	$27,366

Basic earnings per common share	$0.01	$0.26	$0.33	$0.70
Diluted earnings per common share	$0.01	$0.26	$0.32	$0.70

Weighted average shares outstanding:
Basic shares	35,884	37,552	36,387	38,831
Diluted shares	35,959	37,675	36,525	38,945

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional		Treasury	Total
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings	Stock, at cost	Stockholders' Equity
Balance, January 28, 2017	37,541	$461	$109,008	$143,557	$(136,491)	$116,535
Net income	-	-	-	11,835	-	11,835
Stock-based compensation	-	-	2,082	-	-	2,082
Restricted stocks issued, net of forfeitures	264	3	(3)	-	-	-
Shares withheld related to net settlement of equity awards	(12)	-	(142)	-	-	(142)
Cumulative effect adjustment on adoption of Accounting Standards Update 2016-09	-	-	120	(73)	-	47
Repurchases of common stock	(1,614)	-	-	-	(18,517)	(18,517)
Balance, October 28, 2017	36,179	464	111,065	155,319	(155,008)	111,840

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016
Cash Flows Provided by Operating Activities:
Net income	$11,835	$27,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,749	14,415
Stock-based compensation expense	2,082	18
Excess tax benefit from stock-based compensation	-	(2)
Loss on disposal of assets	565	265
Deferred income taxes	(65)	(81)
Impairment charges	100	66
Changes in operating assets and liabilities:
Accounts receivable	(12,272)	1,364
Inventories	(14,866)	(11,233)
Prepaid expenses and other assets	(3,529)	(1,294)
Accounts payable	16,987	2,015
Accrued liabilities	(12,913)	301
Landlord incentives and deferred rent	235	2,269
Net cash provided by operating activities	3,908	35,469

Cash Flows Used in Investing Activities:
Purchases of property and equipment	(19,121)	(18,666)
Other	-	8
Net cash used in investing activities	(19,121)	(18,658)

Cash Flows Used in Financing Activities:
Repurchases of common stock	(18,827)	(48,715)
Taxes paid related to net share settlement of equity awards	(142)	-
Proceeds from the exercise of stock options	-	403
Excess tax benefit from stock-based compensation	-	2
Net cash used in financing activities	(18,969)	(48,310)

Net decrease in cash and cash equivalents	(34,182)	(31,499)
Cash and cash equivalents, beginning of year	53,202	56,224
Cash and cash equivalents, end of period	$19,020	$24,725

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$23,806	$13,014
Interest paid	$144	$143

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Francesca’s Holdings Corporation is a holding company incorporated in 2007 under the laws of the State of Delaware whose business operations are conducted through its subsidiaries.  Unless the context otherwise requires, the “Company,” refers to Francesca’s Holdings Corporation and its consolidated subsidiaries. The Company operates a nationwide-chain of boutiques providing its customers with a unique, fun and personalized shopping experience. The Company offers a diverse and balanced mix of apparel, jewelry, accessories and gifts at attractive values. At October 28, 2017, the Company operated 714 boutiques, which are located in 47 states throughout the United States and the District of Columbia, and its ecommerce website.

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

Fiscal Year

The Company maintains its accounts on a 52- or 53-week year ending on the Saturday closest to January 31st. Fiscal year 2017 includes 53 weeks of operations while fiscal year 2016 includes 52 weeks of operations. The fiscal quarters ended October 28, 2017 and October 29, 2016 refer to the thirteen-week periods ended as of those dates. The year-to-date periods ended October 28, 2017 and October 29, 2016 refer to the thirty-nine week periods ended as of those dates.

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

Recent Accounting Pronouncements Not Yet Adopted

In March 2016, the FASB issued ASU 2016-04 “Liabilities - Extinguishments of Liabilities (Subtopic 405-20), Recognition of Breakage for Certain Prepaid Stored-Value Products.” The new guidance allows a company to derecognize amounts related to expected breakage to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. ASU 2016-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The amended standard may be adopted on either a modified retrospective or a retrospective basis. The Company is evaluating the impact of adopting the new guidance on the consolidated financial statements in conjunction with its evaluation of ASU 2014-09 discussed below.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The new guidance, among other things, requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. ASU 2016-02 will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all public business entities upon issuance. While the Company is still evaluating the impact of this new guidance on its consolidated financial statements, it expects that the adoption of this guidance will not have a material impact on its results of operations, however, will result in a significant increase in total assets and total liabilities on the Company’s balance sheet given that the Company has a significant number of leases.

In May 2014 the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This pronouncement requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods and services. This standard is effective for reporting periods beginning on or after December 15, 2017, including interim periods within that fiscal year, with early adoption permitted for interim and annual periods beginning on or after December 15, 2016. Since the original issuance of ASU 2014-09, the FASB has issued several amendments and updates to this guidance. This guidance may be adopted on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is finalizing its evaluation of the impact of adopting the new guidance on the consolidated financial statements. This evaluation includes reviewing current accounting policies, processes, and arrangements to identify potential differences that could arise from the application of the guidance. Based on the Company’s assessment to date, the adoption of this guidance will have the following impact: (a) estimated cost of returns will be recorded as a current asset rather than netted with the allowance for sales returns; (b) gift card breakage income will be estimated based on a historical redemption rate and recognized over the historical redemption period rather than when redemption is considered remote; and (c) ecommerce revenue will be recognized upon shipment rather than upon delivery. The Company will adopt this guidance on a modified retrospective basis on February 4, 2018. The Company expects that the adoption of this guidance will not have a material impact on its consolidated financial statements.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
	(in thousands, except per share data)
Numerator:
Net income	$239	$9,694	$11,835	$27,366

Denominator:
Weighted-average common shares outstanding - basic	35,884	37,552	36,387	38,831
Restricted stocks and stock options	75	123	138	114
Weighted-average common shares outstanding - diluted	35,959	37,675	36,525	38,945

Per common share:
Basic earnings per common share	$0.01	$0.26	$0.33	$0.70
Diluted earnings per common share	$0.01	$0.26	$0.32	$0.70

Potentially issuable shares under the Company’s stock-based compensation plans amounting to approximately 0.5 million shares and 0.4 million shares in the thirteen and thirty-nine weeks ended October 28, 2017, respectively, and 0.3 million shares in each of the thirteen and thirty-nine weeks ended October 29, 2016, were excluded in the computation of diluted weighted-average common shares outstanding due to their anti-dilutive effect. The Company also excluded contingently issuable performance-based awards totaling 0.4 million shares in each of the thirteen and thirty-nine weeks ended October 28, 2017 and 0.3 million shares in each of the thirteen and thirty-nine weeks ended October 29, 2016 from the computation of diluted earnings per share because the pre-established goals had not yet been satisfied as of the end of each period.

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

4.	Gift Cards and Gift Card Breakage

During the thirteen weeks ended October 28, 2017, the Company changed the estimated period over which redemption of gift cards is considered to be remote to more closely align with recent Company experience. As a result of this change in estimate, the Company recognized $1.5 million of additional gift card breakage income included in net sales in the unaudited consolidated statements of operations.

5.	Income Taxes

The provision for income taxes is based on the Company’s current estimate of the annual effective tax rate. The effective income tax rates for the thirteen and thirty-nine weeks ended October 28, 2017 were 45.0% and 39.5%, respectively. The effective income tax rates for the thirteen and thirty-nine weeks ended October 29, 2016 were 38.3% and 38.0%, respectively. The difference between our effective tax rate and federal statutory tax rate is primarily related to state income taxes. The increase in effective tax rate in the thirteen weeks ended October 28, 2017 versus the comparable prior year period was due to the income tax effect of exercised or vested stock-based awards recognized in income tax expense.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

6.	Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc. (the “Borrower”), as borrower, and its parent company, Francesca’s LLC, a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto. The credit facility provides capacity of $75.0 million (including up to $10.0 million for letters of credit) and matures on August 30, 2018.  The facility also contains an option permitting the Borrower, subject to certain requirements and conditions, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event the Borrower has certain indebtedness outstanding. At October 28, 2017, no borrowings were outstanding under the revolving credit facility.

The credit facility contains customary events of default and requires the Borrower to comply with certain financial covenants. As of October 28, 2017, the Borrower was in compliance with all covenants under the credit facility. The credit facility restricts the amount of dividends the Borrower can pay; provided that the Borrower is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and the Borrower is in pro forma compliance with a maximum secured leverage ratio. At October 28, 2017, the Borrower would have met the conditions for paying dividends out of the available investment basket. All obligations under the credit facility are secured by substantially all the assets of the Borrower and any subsidiary guarantor, if any. All obligations under the facility are unconditionally guaranteed, subject to certain exceptions, by Francesca’s LLC and each of the Borrower’s existing and future direct and indirect wholly-owned domestic subsidiaries.

7.	Stock-based Compensation

Stock-based compensation cost is measured at the grant date fair value and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company recognized a net reversal of stock-based compensation totaling $0.3 million in the thirteen weeks ended October 28, 2017 and $2.1 million stock-based compensation expense in the thirty-nine weeks ended October 28, 2017. Stock-based compensation in the thirteen and thirty-nine weeks ended October 29, 2016 totaled $0.9 million and less than $0.1 million, respectively.

Restricted Stock Awards

During the thirty-nine weeks ended October 28, 2017, the Company granted 0.3 million shares of restricted stock to certain executives and key employees. Of the total shares awarded, 65% was in the form of performance-based restricted shares (“PSA”) while the remaining 35% was in the form of time-based restricted shares (“RSA”). During the thirty-nine weeks ended October 29, 2016, the Company granted approximately 0.4 million target shares of PSAs to certain executives and key employees. The number of PSAs that may ultimately vest will equal 0% to 150% of the target shares awarded subject to the achievement of pre-established performance goals and the employee’s continued employment through the third anniversary of the award date. The RSAs vest in one installment on the third anniversary of the award date. At October 28, 2017, the Company assessed the probability of achieving the pre-established performance conditions related to the PSAs and determined that the achievement of the required performance conditions is not probable. As a result, the Company reversed $0.9 million of previously recognized stock-based compensation during the thirteen weeks ended October 28, 2017.

Forfeited Awards

In May 2016, Mr. Michael Barnes resigned from his positions as Chairman, President and Chief Executive Officer of the Company. As a result of such resignation, 1.3 million of then-outstanding and unvested stock-based awards previously granted to him were forfeited. Previously accrued stock-based compensation totaling $2.6 million was reversed in connection with such forfeiture during the thirty-nine weeks ended October 29, 2016.

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

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
	(in thousands, except per share data)
Number of shares repurchased	491	263	1,614	3,506
Total cost of shares repurchased	$3,500	$4,194	$18,517	$48,017
Average price per share (including brokers’ commission)	$7.13	$15.94	$11.48	$13.70

At October 28, 2017, there was $45.2 million remaining balance available for future purchases under the New Repurchase Plan.

9.	Commitments and Contingencies

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

Minimum future rental payments under non-cancellable operating leases as of October 28, 2017, are as follows:

Fiscal year	Amount
(in thousands)
Remainder of 2017	$11,994
2018	47,809
2019	45,382
2020	39,931
2021	33,108
Thereafter	93,546
$271,770

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. These risks and uncertainties include, but are not limited to, the following: the risk that we cannot anticipate, identify and respond quickly to changing fashion trends and customer preferences or changes in consumer environment, including changing expectations of service and experience in boutiques and online, and evolve our business model; our ability to attract a sufficient number of customers to our boutiques or sell sufficient quantities of our merchandise through our ecommerce business; our ability to successfully open and operate new boutiques each year; our ability to efficiently source and distribute additional merchandise quantities necessary to support our growth; and our ability to integrate our new Chief Merchant. For additional information regarding these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward looking statements, please refer to “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 and filed with the Securities and Exchange Commission (“SEC”) on March 22, 2017 (“Fiscal Year 2016 10-K”) and any risk factors contained in subsequent Quarterly Reports on Form 10-Q or other filings we file with the SEC, as well as our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Fiscal Year 2016 10-K.

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

francesca’s® is a growing specialty retailer which operates a nationwide-chain of boutiques providing customers a unique, fun and personalized shopping experience. The merchandise assortment is a diverse and balanced mix of apparel, jewelry, accessories and gifts. As of October 28, 2017, francesca’s® operated 714 boutiques in 47 states and the District of Columbia and also served its customers through www.francescas.com, our ecommerce website. The information contained on our ecommerce website is not incorporated by reference into this Quarterly Report on Form 10-Q and you should not consider information contained on our ecommerce website to be part of this Quarterly Report on Form 10-Q.

During the thirteen weeks ended October 28, 2017, our net sales decreased 11% to $105.8 million from $119.5 million, income from operations decreased by 97% to $0.5 million from $15.8 million and net income decreased 98% to $0.2 million, or $0.01 per diluted share based on 36.0 million weighted average diluted shares outstanding, from $9.7 million, or $0.26 per diluted share based on 37.7 million weighted average diluted shares outstanding, over the comparable prior year period. During the thirty-nine weeks ended October 28, 2017, our net sales decreased 2% to $333.2 million from $340.8 million, income from operations decreased by 56% to $19.6 million from $44.3 million and net income decreased 57% to $11.8 million, or $0.32 per diluted share based on 36.5 million weighted average diluted shares outstanding, from $27.4 million, or $0.70 per diluted share based on 38.9 million weighted average diluted shares outstanding, over the comparable prior year period.

We increased our boutique count to 714 boutiques as of October 28, 2017 from 669 boutiques as of October 29, 2016. We plan to open approximately nine boutiques during the remainder of the fiscal year.

As previously reported, Ms. Laurie Hummel departed from her positions as Executive Vice President and Chief Merchandising Officer of the Company in August 2017. In November 2017, Ms. Ivy R. Spargo was appointed as Senior Vice President, Chief Merchandising Officer effective as of November 27, 2017.

In August 2017, Hurricane Harvey hit south Texas and Louisiana and, in September 2017, Hurricane Irma hit Florida causing widespread damage to property and infrastructure within these regions. These natural disasters negatively impacted our net sales for our boutiques located in these areas. However, the supply chain disruption we experienced at our corporate offices located in Houston, Texas was more impactful on net sales for all of our boutiques. Our corporate offices were shut down for a few days and deliveries were disrupted for several weeks. As a result, we were not able to receive merchandise at our distribution center, fulfill ecommerce orders or ship fresh merchandise to our boutiques. Because our operating model relies heavily on fresh merchandise, this disruption impacted net sales for the remainder of the quarter. There were no other material losses incurred from these hurricanes.

We are in the process of deploying a new technology suite of systems to enhance our omni-channel and customer engagement capabilities as part of our long-term strategic plan. This includes replacing our legacy point-of-sale system and introduction of a new order management system and a new customer relationship management system. As of the end of October 2017, we have completed the roll-out of our new point-of-sale and customer relationship management systems. We expect that these new systems will enhance our visibility into our customers’ preferences, products and supply chain resulting in improved customer service, improved operational efficiency, enhanced management analytics and increased synergies between our ecommerce and our boutique channels.

Results of Operations

The following represents operating data for the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales growth for period	(11)%	15%	(2)%	12%
Comparable sales for the period (1)	(18)%	7%	(9)%	3%
Number of boutiques open at end of period	714	669	714	669
Net sales per average square foot for period (2)	$107	$131	$345	$373
Average square feet per boutique (3)	1,417	1,387	1,417	1,387
Total gross square feet at end of period	1,012,000	928,000	1,012,000	928,000

(1)	A boutique is included in comparable sales on the first day of the fifteenth full month following the boutique’s opening. When a boutique that is included in comparable sales is relocated, we continue to consider sales from that boutique to be comparable sales. If a boutique is closed for thirty days or longer for a remodel or as a result of weather damage, fire or the like, we no longer consider sales from that boutique to be comparable sales. If a boutique is permanently closed, we exclude sales from that boutique from comparable sales on the first day of the fiscal month that it did not register full month of sales. Comparable sales include our ecommerce sales and exclude gift card breakage income.
(2)	Net sales per average square foot is calculated by dividing net sales for the period by the average square feet during the period. Because of our growth, for purposes of providing net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. For individual quarterly periods, average square feet is calculated as (a) the sum of total gross square feet at the beginning and end of the period divided by (b) two. For periods consisting of more than one fiscal quarter, average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.
(3)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.

Boutique Count

The following table summarizes the number of boutiques open at the beginning and end of the periods indicated.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Number of boutiques open at beginning of period	692	652	671	616
Boutiques added	23	18	51	59
Boutiques closed	(1)	(1)	(8)	(6)
Number of boutiques open at the end of period	714	669	714	669

Thirteen Weeks Ended October 28, 2017 Compared to Thirteen Weeks Ended October 29, 2016

	Thirteen Weeks Ended
	October 28, 2017		October 29, 2016		Variance
	In USD	As a % of Net Sales (1)	In USD	As a % of Net Sales (1)	In USD	%	Basis Points
	(In thousands, except percentages and basis points)
Net sales	$105,791	100.0%	$119,470	100.0%	$(13,679)	(11)%	-
Cost of goods sold and occupancy costs	63,931	60.4%	61,843	51.8%	2,088	3%	860
Gross profit	41,860	39.6%	57,627	48.2%	(15,767)	(27)%	(860)
Selling, general and administrative expenses	41,405	39.1%	41,872	35.0%	(467)	(1)%	410
Income from operations	455	0.4%	15,755	13.2%	(15,300)	(97)%	(1,280)
Interest expense	(109)	(0.1)%	(131)	(0.1)%	(22)	(17)%	-
Other income	88	0.1%	79	0.1%	9	11%	-
Income before income tax expense	434	0.4%	15,703	13.1%	(15,269)	(97)%	(1,270)
Income tax expense	195	0.2%	6,009	5.0%	(5,814)	(97)%	(480)
Net income	$239	0.2%	$9,694	8.1%	$(9,455)	(98)%	(790)

(1)	Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales decreased 11% to $105.8 million in the thirteen weeks ended October 28, 2017 from $119.5 million in the thirteen weeks ended October 29, 2016. This decrease was primarily due to an 18% decrease in comparable sales compared to a 7% increase in the comparable prior year period. Comparable sales decreased primarily due to a decline in boutique traffic and conversion rates as our back-to-school assortment did not resonate with our guests. Additionally, Hurricanes Harvey and Irma adversely impacted comparable sales by approximately 425 basis points, mostly as a result of the supply chain disruption we experienced at our corporate offices located in Houston, Texas. These decreases were partially offset by 45 net new boutiques opened since the comparable prior year period and $1.5 million of additional gift card breakage income recognized during the current quarter as a result of a change in the estimated period over which redemption of gift cards is considered remote. There were 640 comparable boutiques and 74 non-comparable boutiques open at October 28, 2017 compared to 596 and 73, respectively, at October 29, 2016.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 3% to $63.9 million in the thirteen weeks ended October 28, 2017 from $61.8 million in the thirteen weeks ended October 29, 2016. Cost of merchandise and shipping expenses decreased by $0.4 million compared to the same period of the prior year due to a decrease in sales volume. Occupancy costs increased by $2.5 million due to the increase in the number of boutiques in operation during the thirteen weeks ended October 28, 2017 compared to the same period of the prior year.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 60.4% in the thirteen weeks ended October 28, 2017 from 51.8% in the thirteen weeks ended October 29, 2016, an unfavorable variance of 860 basis points. This change was due primarily to a decrease in merchandise margin, as a result of increased markdowns in order to sell-through our back-to-school assortment, as well as deleveraging of occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 1% to $41.4 million in the thirteen weeks ended October 28, 2017 from $41.9 million in the thirteen weeks ended October 29, 2016. This decrease was due to a $4.2 million decrease in short- and long-term performance-based incentive expenses as the achievement of the required performance metrics is not probable given our current financial results. This decrease was partially offset by a $2.5 million increase in corporate and boutique payroll to support the larger boutique base and infrastructure investments, $0.4 million increase in marketing, and a $0.4 million increase in software and professional fees associated with our continuing investments in infrastructure and technology.

As a percentage of net sales, selling, general and administrative expense increased to 39.1% in the thirteen weeks ended October 28, 2017 as compared to 35.0% in the thirteen weeks ended October 29, 2016 due to deleveraging of expenses as a result of lower sales.

Income Tax Expense

The decrease in provision for income taxes of $5.8 million in the thirteen weeks ended October 28, 2017 compared to the thirteen weeks ended October 29, 2016 was primarily due to the decrease in pre-tax income. The effective tax rates were 45.0% and 38.3% in the thirteen weeks ended October 28, 2017 and October 29, 2016, respectively. The increase in the effective tax rate was due to the income tax effect of exercised or vested stock-based awards recognized in income tax expense.

Thirty-Nine Weeks Ended October 28, 2017 Compared to Thirty-Nine Weeks Ended October 29, 2016

	Thirty-Nine Weeks Ended
	October 28, 2017		October 29, 2016		Variance
	In USD	As a % of Net Sales (1)	In USD	As a % of Net Sales (1)	In USD	%	Basis Points
	(In thousands, except percentages and basis points)
Net sales	$333,187	100.0%	$340,843	100.0%	(7,656)	(2)%	-
Cost of goods sold and occupancy costs	187,249	56.2%	180,149	52.9%	7,100	4%	330
Gross profit	145,938	43.8%	160,694	47.1%	(14,756)	(9)%	(330)
Selling, general and administrative expenses	126,338	37.9%	116,353	34.1%	9,985	9%	380
Income from operations	19,600	5.9%	44,341	13.0%	(24,741)	(56)%	(710)
Interest expense	(332)	(0.1)%	(353)	(0.1)%	(21)	(6)%	-
Other income	278	0.1%	118	0.0%	160	136%	10
Income before income tax expense	19,546	5.9%	44,106	12.9%	(24,560)	(56)%	(700)
Income tax expense	7,711	2.3%	16,740	4.9%	(9,029)	(54)%	(260)
Net income	$11,835	3.6%	$27,366	8.0%	(15,531)	(57)%	(440)

(1)	Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales decreased 2% to $333.2 million in the thirty-nine weeks ended October 28, 2017 from $340.8 million in the thirty-nine weeks ended October 29, 2016. This decrease was due to a 9% decrease in comparable sales compared to a 3% increase in the comparable prior year period. Comparable sales decreased primarily due to a decline in boutique conversion rates, particularly in the thirteen weeks ended October 28, 2017, as our assortment did not resonate with our guests. Additionally, Hurricanes Harvey and Irma adversely impacted comparable sales by approximately 150 basis points, mostly as a result of the supply chain disruption we experienced at our corporate offices located in Houston, Texas. This decrease was partially offset by 45 net new boutiques opened since the comparable prior year period. There were 640 comparable boutiques and 74 non-comparable boutiques open at October 28, 2017 compared to 596 and 73, respectively, at October 29, 2016.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 4% to $187.2 million in the thirty-nine weeks ended October 28, 2017 from $180.1 million in the thirty-nine weeks ended October 29, 2016. Cost of merchandise and shipping expenses increased by $1.5 million compared to the same period last year primarily due to an increase in ecommerce shipping costs. Occupancy costs increased by $5.6 million due to the increase in the number of boutiques in operation during the thirty-nine weeks ended October 28, 2017 compared to the same period of the prior year.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 56.2% in the thirty-nine weeks ended October 28, 2017 from 52.9% in the thirty-nine weeks ended October 29, 2016, an unfavorable variance of 330 basis points. This change was due to a decrease in merchandise margin, as a result of increased markdowns, as well as deleveraging of occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 9% to $126.3 million in the thirty-nine weeks ended October 28, 2017 from $116.4 million in the thirty-nine weeks ended October 29, 2016. This variance was due to a $6.3 million increase in corporate and boutique payroll to support our larger boutique base and infrastructure investments, $2.1 million increase in software and professional fees associated with our continuing investments in technology and infrastructure, $1.5 million increase in marketing expense and a $2.0 million prior year net benefit associated with the resignation of our prior Chief Executive Officer (“CEO”) and the related search process. These increases were partially offset by a $4.4 million decrease in short- and long-term performance-based incentive expenses as the achievement of the required performance metrics is not probable given our current financial results.

As a percentage of net sales, selling, general and administrative expense increased to 37.9% in the thirty-nine weeks ended October 28, 2017 as compared to 34.1% in the thirty-nine weeks ended October 29, 2016 due to the prior year net benefit associated with the resignation of our CEO as well as deleveraging of expenses as a result of lower sales.

Income Tax Expense

The decrease in provision for income taxes of $9.0 million in the thirty-nine weeks ended October 28, 2017 compared to the thirty-nine weeks ended October 29, 2016 was primarily due to the decrease in pre-tax income. The effective tax rates were 39.5% and 38.0% in the thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively.

Sales by Merchandise Department

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 28, 2017		October 29, 2016		October 28, 2017		October 29, 2016
	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales
	(in thousands, except percentages)
Apparel(1)	$54,663	51.7%	$64,013	53.6%	$180,071	54.0%	$182,731	53.6%
Jewelry	22,826	21.6%	26,143	21.9%	72,157	21.7%	75,573	22.2%
Accessories(1)	15,360	14.5%	17,346	14.5%	44,076	13.2%	45,783	13.4%
Gifts	10,922	10.3%	11,638	9.7%	34,873	10.5%	36,174	10.6%
Merchandise sales	103,771	98.1%	119,140	99.7%	331,177	99.4%	340,261	99.8%
Other (2)	2,020	1.9%	330	0.3%	2,010	0.6%	582	0.2%
	$105,791	100.0%	$119,470	100.0	$333,187	100.0%	$340,843	100.0%

(1)	In the first quarter of fiscal 2017, swimwear was reclassified out of accessories to apparel. To facilitate comparability, prior year amounts were reclassified.
(2)	Includes gift card breakage income, shipping revenue and change in return reserve.

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

We were in compliance with all covenants under our revolving credit facility as of October 28, 2017. On October 28, 2017, we had $19.0 million of cash and cash equivalents and $75.0 million in borrowing availability under our revolving credit facility. There were no borrowings outstanding under our revolving credit facility at October 28, 2017.

We expect that our cash flow from operations along with borrowings under our revolving credit facility and tenant allowances for new boutiques will be sufficient to fund capital expenditures and our working capital requirements for at least the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table:

	Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016
	(in thousands)
Provided by operating activities	$3,908	$35,469
Used in investing activities	(19,121)	(18,658)
Used in financing activities	(18,969)	(48,310)
Net decrease in cash and cash equivalents	$(34,182)	$(31,499)

Operating Activities

Operating activities consist of net income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords. Net cash provided by operating activities was $3.9 million and $35.5 million in each of the thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively. The decrease in cash provided by operating activities in the current period as compared to the same period of the prior year was primarily due to the decrease in net income and higher income tax payments partially offset by timing of payments for inventory purchases.

Investing Activities

Investing activities consist primarily of capital expenditures for new boutiques, improvements to existing boutiques, as well as investments in information technology and our distribution facility.

	Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016
	(in thousands)
Capital expenditures for:
New boutiques	$13,331	$11,538
Existing boutiques	4,400	3,316
Technology	1,072	3,160
Corporate and distribution	318	652
	$19,121	$18,666

Our total capital expenditures for the thirty-nine weeks ended October 28, 2017 and October 29, 2016 were $19.1 million and $18.7 million, respectively, with new boutiques accounting for most of our spending at $13.3 million and $11.5 million, respectively. Spending for new boutiques includes amounts associated with boutiques that are scheduled to open subsequent to the end of each fiscal quarter. We opened 51 boutiques in the thirty-nine weeks ended October 28, 2017 compared to 59 boutiques in the thirty-nine weeks ended October 29, 2016. The average cost of the leasehold improvements, equipment, furniture and fixtures, excluding tenant allowances which are reflected in operating cash flows, for new boutiques opened in the thirty-nine weeks ended October 28, 2017 and October 29, 2016 was $291,000 and $234,000, respectively, while the average tenant allowance per new boutique was $55,000 and $77,000 over the same periods, respectively. The increase in average buildout costs was principally due to higher cost of leasehold improvements while the lower average tenant allowance was the result of our continued focus in lowering rental rates. Tenant allowances are amortized as a reduction in rent expense over the term of the lease. The average collection period for these allowances is approximately six months after boutique opening. As a result, we fund the cost of new boutiques with cash flow from operations, build-out allowances from our landlords, or borrowings under our revolving credit facility. Our spending for existing boutiques totaled $4.4 million and $3.3 million during the thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively. The amount spent for existing boutiques in each period was used for remodeling and relocating 20 and 31 boutiques, respectively, and in the thirty-nine weeks ended October 28, 2017, for new boutique equipment in connection with the point-of-sale system rollout.

Management anticipates that capital expenditures for the remainder of fiscal year 2017 will be approximately $10.9 million to $13.9 million. The majority of this amount will be spent on new and existing boutiques.

Financing Activities

Financing activities consist of borrowings and payments under our revolving credit facility, if any, repurchases of our common stock, and proceeds from the exercise of stock options and the related tax consequence.

Net cash used in financing activities totaled $19.0 million and $48.3 million during the thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively. Cash used in financing activities in each period primarily consists of repurchases of common stock.

Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc. (the “Borrower”), as borrower, and its parent company, Francesca's LLC, a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto. The credit facility provides capacity of $75.0 million (including up to $10.0 million for letters of credit) and matures on August 30, 2018. The facility also contains an option permitting the Borrower, subject to certain requirements and conditions, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event the Borrower has certain indebtedness outstanding. At October 28, 2017, no borrowings were outstanding under the credit facility.

The credit facility contains customary events of default and requires the Borrower to comply with certain financial covenants. As of October 28, 2017, the Borrower was in compliance with all covenants under the credit facility. The credit facility restricts the amount of dividends the Borrower can pay; provided that the Borrower is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and the Borrower is in pro forma compliance with a maximum secured leverage ratio. At October 28, 2017, the Borrower would have met the conditions for paying dividends out of the available investment basket. All obligations under the credit facility are secured by substantially all the assets of the Borrower and any subsidiary guarantor, if any. All obligations under the facility are unconditionally guaranteed by, subject to certain exceptions, by Francesca’s LLC and each of the Borrower’s existing and future direct and indirect wholly-owned domestic subsidiaries.

Share Repurchase Program

For information regarding our share repurchase program, please refer to Note 8 to our unaudited consolidated financial statements included in Part I of this report, which is incorporated herein by reference.

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

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017. As of October 28, 2017, there were no significant changes to any of our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows could be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future. At October 28, 2017, no borrowings were outstanding under the Second Amended and Restated Credit Agreement.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of October 28, 2017.

There were no changes in our internal control over financial reporting during the quarter ended October 28, 2017 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company’s share repurchase activity during the thirteen weeks ended October 28, 2017.

Period (1)	Total number of shares purchased	Average price paid per share (3)	Total number of shares purchased as part of a publicly announced plans or programs (4)	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 30, 2017 – August 26, 2017	-	-	-	$48,665,521
August 27, 2017 – September 30, 2017(2)	264,616	$7.10	263,000	$46,802,618
October 1, 2017 – October 28, 2017	228,149	$7.16	228,149	$45,172,425

Total	492,765	$7.13	491,149

(1)	Periodic information is presented by reference to our fiscal monthly periods during the third quarter of fiscal year 2017.
(2)	Includes 1,616 shares of restricted stock purchased in connection with employee tax withholding obligations.
(3)	Average price paid per share includes brokers’ commission.
(4)	On March 15, 2016, the Company’s Board of Directors authorized an additional $100 million share repurchase program commencing upon the exhaustion of a previous $100 million share repurchase program approved in September 2013. This authorization has no expiration date. Under the repurchase program, purchases can be made from time to time through open market purchases, in privately negotiated transactions, under a Rule 10b5-1 plans or through other available means. The specific timing and amount of repurchases is dependent on market conditions, securities law limitations and other factors.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.3 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011)

3.2	Amended and Restated Bylaws of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on September 20, 2016)

31.1*	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of October 28, 2017, January 28, 2017 and October 29, 2016, (ii) the Unaudited Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended October 28, 2017 and October 29, 2016, (iii) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Thirty-Nine Weeks Ended October 28, 2017, (iv) Unaudited Consolidated Statements of Cash Flows for the Thirty-Nine Weeks ended October 28, 2017 and October 29, 2016 and (v) the Notes to the Unaudited Consolidated Financial Statements.

  * Filed herewith.

** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Francesca’s Holdings Corporation
(Registrant)

Date: December 6, 2017	/s/ Kelly M. Dilts
Kelly M. Dilts
Chief Financial Officer (duly authorized officer and Principal Financial and Accounting Officer)

