Form 10-K
period 2018-02-03
Francesca's Holdings CORP
filed 2018-03-28
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of July 28, 2017, the last business day of the registrant’s most recently completed second quarter, was approximately $343.0 million.

As of March 15, 2018, there were 35,215,286 shares (excluding 11,079,448 of treasury stock) of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2018, which will be filed with the Securities and Exchange Commission within 120 days after the end of the 2017 fiscal year, are incorporated by reference into Part III of this report.

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. These risks and uncertainties include, but are not limited to, the following: the risk that we cannot anticipate, identify and respond quickly to changing fashion trends and customer preferences or changes in consumer environment, including changing expectations of service and experience in boutiques and online, and evolve our business model; our ability to attract a sufficient number of customers to our boutiques or sell sufficient quantities of our merchandise through our ecommerce website; our ability to successfully open, refresh, and operate new boutiques each year; our ability to efficiently source and distribute additional merchandise quantities necessary to support our growth; and new tax legislation developments or guidance that may influence our effective tax rate. For additional information regarding these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors,” contained in Part I of this Annual Report on Form 10-K and any risk factors contained in subsequent Quarterly Reports on Form 10-Q or other reports we file with the Securities and Exchange Commission (“SEC”).

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

We operate on a fiscal calendar which, in a given fiscal year, consists of a 52- or 53-week period ending on the Saturday closest to January 31st. The reporting periods contained in our audited consolidated financial statements included in this Annual Report on Form 10-K contain 53 weeks of operations in fiscal year 2017, which ended on February 3, 2018, 52 weeks of operations in fiscal year 2016, which ended on January 28, 2017, and 52 weeks of operations in fiscal year 2015, which ended on January 30, 2016.

Our Company

francesca’s® is a growing specialty retailer which operates a nationwide-chain of boutiques providing customers a unique, fun and personalized shopping experience. The merchandise assortment is a diverse and balanced mix of apparel, jewelry, accessories and gifts. As of February 3, 2018, francesca’s® operated 721 boutiques in 47 states and the District of Columbia and also served its customers through www.francescas.com, our ecommerce website.

By offering a differentiated shopping experience and quality, on-trend merchandise at a compelling value, our boutiques have been successful across a wide variety of geographic markets and shopping venues. We believe we have an opportunity to grow our boutique base to more than 900 boutiques in the United States based on our flexible boutique format, the financial characteristics of our boutiques and our ongoing analysis of shopping venues that meet the criteria for our boutiques.

Our Competitive Strengths

We believe the following strengths differentiate us from our competitors and are key drivers of our success:

•	On-trend Merchandise Delivered at a Compelling Value. Our boutiques carry a broad and shallow selection of quality, on-trend apparel, jewelry, accessories and gifts at attractive prices that ‘surprise and delight’ our customers. Our buyers closely monitor the marketplace to identify and source proven fashion trends we believe will appeal to our core customers. We have a unique assortment as we primarily offer exclusive items under our proprietary labels. We also carry a small selection of third-party, nationally recognized brands that we use opportunistically in certain categories. We offer a broad selection of merchandise, but intentionally purchase small quantities of individual items for each boutique and we frequently replenish our boutiques with new merchandise, keeping the shopping experience fresh and exciting for our customers. The short lead times of our vendors maximizes our speed to market, as it generally takes four to twelve weeks from the time an order is placed to the time merchandise is available on the boutique floor. With these short lead times, we are able to make more informed buying decisions to meet customers’ merchandise expectations, and to react quickly to fashion trends. This approach, combined with our balanced merchandise mix of approximately 50% apparel and 50% jewelry, accessories and gifts, is designed to encourage frequent visits by our customers and mitigate the seasonal fluctuations in sales and merchandise margin.

•	Differentiated Shopping Experience. Each of our retail locations is designed and merchandised to feel like an upscale boutique. Merchandise presentations, including display windows, tables and walls, are refreshed frequently to keep our boutiques new and exciting. Each boutique feels individualized and our boutique associates strive to provide a personalized guest experience by creating a high-touch service environment which increases guest engagement and enhances the shopping experience. We believe these attributes, along with our strategy of carrying a broad selection but limited quantities of individual styles, create an atmosphere that strongly appeals to our customers and differentiates us in the marketplace.

•	Powerful Boutique Economics and Rigorous Real Estate Selection Process. Our boutique format typically works across a wide variety of shopping venues, market sizes, climates and demographics. Our boutiques average approximately 1,420 square feet, which is meaningfully smaller than most specialty retailers. The performance of our boutiques and our flexible real estate format enhance our ability to secure prominent, highly visible locations in regional malls, lifestyle centers, street locations, strip centers and outlet centers. We deploy a rigorous real estate selection process with all new boutique opportunities measured against specific financial and geographic criteria. We currently fund all of our growth from cash generated from operations, including tenant allowances. In our real estate selection process, we assess the viability of potential sites by analyzing the demographics of the trade area and the performance of the shopping venue, including selected relevant and adjacent retailers. Based on this analysis, we believe the financial characteristics of our new boutiques, coupled with our ability to operate across different shopping venues and geographies, provide us with a wide scope of new boutique opportunities and enhance our ability to profitably expand our boutique base.

•	Solid and Scalable Infrastructure. We continually invest in systems, controls and human resources to support our growth. In recent years we have made, and we continue to make, significant improvements in our ecommerce and IT systems as well as the infrastructure of our buying, planning and allocation, real estate, boutique operations, and finance departments. For instance, we believe that we have developed an integrated sourcing, distribution and merchandising process that is scalable and are investing in new systems and enhancements to existing systems. This includes buyers who work closely with an established and diverse group of vendors to identify on-trend, quality merchandise for our boutiques, as well as delivery, distribution and merchandising processes that enable us to execute a broad and shallow or scarcity merchandising approach as we grow.

•	Experienced Management Team with a Disciplined Operating Philosophy. Our senior management has extensive experience across a broad range of disciplines in the retail industry, including merchandising, real estate, supply chain and finance. Our management team has built a solid operating foundation based on sound retail principles that define our culture. Our disciplined operating philosophy is grounded in a relentless focus on providing great merchandise and a best-in class boutique experience supported by uncompromising site selection and continual enhancements to our infrastructure.

Our Growth Strategy

We believe we can grow our revenues and earnings by executing on the following strategies:

•	Grow Ecommerce Penetration and Omni Channel Capabilities. We complement our boutiques with a growing ecommerce presence. Our ecommerce website not only generates incremental sales and profits but also builds brand awareness, drives boutique traffic and omni channel engagement, and helps us access markets where we do not currently have a boutique. Our ecommerce sales represented 7.0% and 5.0% of our net sales in fiscal years 2017 and 2016, respectively. We believe we can significantly increase our ecommerce sales penetration in the next five years. We continuously invest in marketing programs and merchandise offerings to support this growth strategy. Additionally, we are prioritizing the enhancement of our omni channel capabilities to further optimize our customers’ shopping experience. This will also provide the infrastructure framework of our long-term ecommerce strategies.

•	Invigorate Merchandising. We plan to drive comparable sales by featuring on-trend, quality and unique merchandise at a compelling value. We plan to continue to maintain our broad and shallow or scarcity merchandising approach and leverage a more liquid open-to-buy strategy to take advantage of fashion trends. We believe this merchandising strategy will drive units and dollars per transaction and protect margins. We are continuing to refine our buying and planning processes to improve inventory management, resulting in constant flow of newness and appropriate allocations.

•	Cultivate Branding and Expand Marketing. We plan to continue to strengthen, evolve and invest in the appropriate marketing programs to build traffic and increase customer loyalty. In October 2017, we completed the roll-out of our new point-of-sale software which now gives us the ability to gather guests’ emails and phone numbers. We will use this customer information to better target our core guests. This new software will also enable us to launch a nationwide customer loyalty program in fiscal year 2018.

•	Differentiate and Personalize Guest Experience. Our goal is to make every guest visit to francesca’s® unique by providing an experience that gives each guest a sense of discovery, reasons to return and something worth sharing with friends. Our boutique associates and our ecommerce website are keys to delivering the experience we strive to provide to our guests. Therefore, we plan to continuously enhance our training programs and invest in our ecommerce website and omni channel capabilities to further improve the shopping experience.

•	Optimize Real Estate. We believe there is an opportunity to increase the number of boutiques we operate and enhance our existing boutiques. We believe we have the potential to grow our base to more than 900 boutiques in the United States based on our ability to open our flexible retail format in various shopping venues, in new and existing markets, the financial characteristics of our boutiques and our ongoing analysis of shopping venues that meet our criteria for our boutiques. We opened 60 new boutiques and closed 10 underperforming boutiques in fiscal year 2017. In fiscal year 2018, we expect to moderate our boutique opening plans and open approximately 35 new boutiques and close approximately 20 underperforming boutiques as we focus on improving our merchandise assortment. We regularly review our existing boutiques for improvement opportunities and potential closures for the overall health of our fleet without incurring material write-offs associated with such closures. In fiscal year 2018, we will embark upon a remodel program and expect to refresh approximately 80 to 90 of our high volume existing boutiques. We view this refresh program as a necessary investment to continually enhance the differentiated customer shopping experience we strive to achieve.

Our History

In 1999, our Company was founded and we opened our first boutique in Houston, Texas. Initially, we focused on selling fashion jewelry, accessories and selected home décor. As our boutique base grew across the United States we expanded our merchandise offering to include apparel, which has become our largest category and, we believe a significant driver of growing customer loyalty and return visits. In July 2011, we became a publicly-traded company.

Our Market

Our distinct boutique environment and carefully selected, on-trend merchandise attracts a wide demographic. Our unique merchandise combination of apparel, jewelry, accessories and gifts allows us to participate in a number of large market segments. While our broad assortment appeals to women of varying ages and diverse backgrounds, from the value-conscious to the more affluent, our core guest is a fashion-conscious woman between the ages of 18 and 35. She tends to be college educated and has moderate to high disposable income. She enjoys shopping for the latest fashion and is attracted to our upscale boutique shopping environment, compelling value proposition and personalized customer service. We believe she spends a higher proportion of her income on fashion than the general population.

Our Merchandise Offering and Merchandising Strategy

We offer a broad and shallow selection of fashion apparel, jewelry, accessories and gifts targeted to our core customer, who seeks on-trend, quality merchandise at attractive prices. We use the term broad and shallow or scarcity to refer to a diverse merchandise assortment with relatively small quantities of each item. We have a well-balanced assortment of merchandise categories with approximately 50% of our fiscal year 2017 sales generated by non-apparel items. Our diverse merchandise contributes to the ‘treasure hunt’ atmosphere in our boutiques. We carry a broad selection but limited quantities of each style and we deliver new merchandise to our boutiques five days a week. This contributes to a sense of scarcity and newness within our boutiques, mitigates fashion risk, reduces the seasonality of the inventory and protects margins.

Our wide range of apparel, jewelry and accessories fills the various casual and dressy fashion needs of our customers and our selection of gifts ranges from the elegant to the irreverent. Our approximately 1,420 square foot boutiques carry in excess of 3,000 SKUs at any one time and we stock more than 12,000 different styles during the course of a year. The majority of our merchandise is sold under our proprietary labels and we also sell a select assortment of third-party, nationally recognized brands. Our ecommerce website features the same merchandise offered in our boutiques coupled with on-line exclusives. Additionally, our ecommerce inventory is now available to order in-boutique in the same transaction as in-boutique purchases or as a separate transaction. The table below shows the approximate breakdown of our fiscal year 2017 net sales by merchandise category:

Apparel 50% of Net Sales	Jewelry 22% of Net Sales	Accessories 15% of Net Sales	Gifts 13% of Net Sales
Dresses, Fashion Tops, Sweaters, Cardigans and Wraps, Bottoms, Outerwear and Jackets, Tees and Tanks, Intimates	Necklaces, Earrings, Bracelets, Rings	Handbags, Clutches, Wallets, Shoes, Belts, Hats, Scarves, Sunglasses, Watches, Beauty, Hair Accessories	Fragrance, Candles, Bath and Body, Home Accessories, Books, Wall Art, Nail Polish, Miscellaneous Items

For additional information regarding net sales by merchandise category, please refer to Note 10 to our audited consolidated financial statements included in “Financial Statements and Supplementary Data” in Item 8 of this Annual Report, which is incorporated herein by reference.

Our buying team is responsible for selecting and sourcing our merchandise. Each merchandise category has a set of dedicated buyers with oversight provided by our Chief Merchandising Officer. Our planning and allocation team assists in managing inventory levels and allocating items to boutiques and reports to the Chief Financial Officer. Both the buying and planning and allocation teams hold weekly meetings to review merchandise performance and identify new fashion trends. Our buyers also make regular trips to important industry markets and trade shows. We have access to the expertise of hundreds of designers employed by our large vendor base who provide us with a large selection of new styles for review each week. Our buyers collaborate with vendors to place special orders and to modify presented styles based on current fashion trends and their in-depth knowledge of our customers’ preferences, which means most of our merchandise is unique to francesca’s ®. Before placing an order, every item is evaluated for style, quality, fit, value and profitability to ensure it meets standards consistent with the francesca’s ® brand. In order to clear slow moving inventory, in addition to normal promotional activities, we regularly mark certain merchandise out-of-stock and dispose of such inventory at a pace suitable for our merchandising strategy.

Our Sourcing Strategy

Our ability to quickly make decisions on on-trend items combined with the short production lead times of our vendors maximizes our speed to market. We primarily use vendors based in the United States that source from both domestic and overseas markets and it generally takes four to twelve weeks from the time an order is placed to the time merchandise is available on the boutique floor. With these short lead times, we are able to make more informed buying decisions in terms of customers’ merchandise expectations, and to quickly react to changing fashion trends. This also supports our merchandise strategy of offering a broad but limited assortment that is consistently refreshed. Due to the limited quantity of our buys in any one style, we minimize material inventory positions in an individual style which enhances our ability to quickly deliver on-trend merchandise and reduce the risk of fashion misses.

We do not own or operate any manufacturing facilities. We have relationships with a diverse base of more than 400 vendors and transact business on a purchase-order-by-purchase order basis. In fiscal year 2017, we sourced approximately 96% of our merchandise from 200 vendors while our top 10 vendors sourced approximately 30% of our merchandise, with no single vendor accounting for more than 4% of our purchases. We believe that the loss of any of our current vendors would not result in a material disruption to our business.

We do not enter into exclusive contracts with our vendors and we continue to optimize our vendor network. This provides us with access to an even more extensive variety of merchandise from a greater number of vendors at competitive prices. We believe our vendors view us as an important customer given our market position. Our vendors utilize a network of domestic and overseas factories, providing them access to significant capacity.

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

Boutiques

As of February 3, 2018, we operated 721 boutiques under the name francesca’s® in 47 states throughout the United States and the District of Columbia. The following list shows the number of boutiques operated by state as of February 3, 2018, and demonstrates that we have been successful in opening boutiques in a wide range of geographies.

State	Number of Boutiques	State	Number of Boutiques
Alabama	14	Montana	2
Arizona	13	Nebraska	5
Arkansas	8	Nevada	9
California	59	New Hampshire	6
Colorado	14	New Jersey	27
Connecticut	9	New Mexico	3
Delaware	4	New York	29
District of Columbia*	2	North Carolina	20
Florida	52	North Dakota	4
Georgia	23	Ohio	24
Idaho	2	Oklahoma	8
Illinois	35	Oregon	9
Indiana	16	Pennsylvania	28
Iowa	7	Rhode Island	4
Kansas	7	South Carolina	11
Kentucky	10	South Dakota	2
Louisiana	13	Tennessee	18
Maine	2	Texas	73
Maryland	16	Utah	2
Massachusetts	21	Virginia	22
Michigan	18	Washington	16
Minnesota	15	West Virginia	3
Mississippi	8	Wisconsin	13
Missouri	14	Wyoming	1

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

Our boutiques typically range in size from 1,000 to 2,000 square feet, with an average size of 1,420 square feet. We seek locations that have a boutique front that is at least 20 feet wide, which we adorn with visually appealing architectural lighting, signage and display window presentations. Inside, we use a variety of color palettes and soft lighting. Each boutique’s merchandise presentation, including display windows, tables and walls, is refreshed frequently to keep our shopping experience new and exciting. We believe by constantly changing our visual merchandising and presentation, we give our customers a reason to shop our boutiques frequently, building customer loyalty. Our boutique managers also share best-practices with each other. We believe these grass-root interactions improve the sense of community among our boutique managers and enhance the shopping experience for our customers.

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

New Boutique Economics

We believe that our broad and shallow or scarcity merchandising strategy and the differentiated shopping experience we provide to our customers contributes to the success of our boutiques and generates attractive economic returns. During fiscal year 2016, we opened 64 boutiques with an average size of approximately 1,597 square feet. These boutiques generated average sales of approximately $711,000 in the first year and paid back our net investment, on average, in less than 15 months. Our average pre-tax net investment consisted of $158,000 in average boutique build-out costs (net of $77,000 average tenant allowance) and $52,000 in average inventory. The payback period for boutiques opened in fiscal year 2016 was slightly longer compared to the payback period for boutiques opened in prior years primarily due to increasing boutique build-out costs, partly as a result of opening more boutiques in outlet centers, which are generally larger in size compared to boutiques in other venues.

Boutique Growth and Site Selection

We have consistently grown our boutique base. The table below indicates certain historical information regarding our boutiques as of the end of each of the periods indicated below:

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Mall	351	334	313	278	226
Non-mall(1)	370	337	303	261	225
Total boutiques	721	671	616	539	451
Boutiques opened	60	64	83	88	91
Boutiques closed	10	9	6	-	-
Total approximate gross square feet at the end of the period	1,024,000	933,000	843,000	728,000	613,000
Average square feet per boutique at the end of the period(2)	1,420	1,391	1,368	1,350	1,359
Net sales per average square foot for the period (3)	$482	$545	$543	$545	$592

1)	Non-mall includes boutiques in lifestyle centers, street locations, strip centers and outlet centers.

2)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.

3)	Net sales per average square foot is calculated by dividing net sales for the period by the average total square feet during the period. For purposes of providing net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. Average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.

Our flexible boutique format has enabled us to successfully open boutiques across a variety of shopping venues, market sizes, climates and demographics. We believe this provides us with a wide scope of real estate opportunities and enhances our ability to profitably expand our boutique base. Based on our rigorous real estate selection process, our flexible boutique format and the financial characteristics of our boutiques, we believe the per boutique costs associated with opening new boutiques over the next twelve months should not be materially different from our current costs for opening new boutiques. We expect to fund the costs of our boutique growth through cash flow generated by our operations. We expect to open boutiques in high traffic locations within both new and existing markets and across regional malls, lifestyle centers, street locations, strip centers and outlet centers. We expect our overall boutique mix to consist of approximately 45% mall and 55% non-mall, if we are successful in opening more than 900 boutiques.

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

Existing Boutiques

We continuously review the overall economic performance of our boutiques. As part of our economic review process, we evaluate a variety of factors such as expected future revenue and contribution margin, applicable market conditions, our co-tenancy requirements, unamortized portion of leasehold improvements, our ability to terminate the underlying lease obligation and related cost of any such early termination. As a result of such review, we closed 10 underperforming boutiques during fiscal year 2017 and we plan to close approximately 20 underperforming boutiques in fiscal year 2018.

In fiscal year 2018, we will embark upon a remodel program and expect to refresh approximately 80 to 90 of our high volume existing boutiques. We view this refresh program as a necessary investment to continually enhance the differentiated customer shopping experience we strive to achieve.

Ecommerce

Our ecommerce operations consists of our www.francescas.com website. Through our website, our customers are able to purchase individual items, shop the latest jewelry, gift or fashion merchandise and special promotions, create a wish list, sign up for our customer email list, connect and follow us on social media sites such as Facebook, Twitter, Instagram and Pinterest, as well as obtain current information on our boutique locations. This channel enables us to further build our brand, address the growing preference for online shopping and reach customers in all areas where we currently do not have a boutique. We recognize the growing preference for online shopping and we will continue to make investments in our website and supporting functions, such as distribution, that will further enhance our customers’ shopping experience as well as establish the framework for our long-term ecommerce strategies. We believe there is significant potential to expand this channel over time.

Omni Channel Customer Experience

In fiscal year 2017, we made significant investments in our technology systems and enabled certain omni channel capabilities, including “buy-online and ship-to-boutique” and “buy-in-boutique and ship-to-home,” which offer a consistent and seamless shopping experience both in-boutique or online. In fiscal 2018, we will continue to make omni channel investments that will enable us to have a holistic view of our boutique and ecommerce inventory. As a result of these efforts, we believe that the line between our boutiques and ecommerce channels are disappearing as customers increasingly interact with us both in-boutique and online. We are focused on leveraging the best of both channels to create an exceptional and seamless omni channel shopping experience for our customers.

Marketing and Advertising

We have historically focused on organic, viral and in-boutique marketing to increase customer loyalty and build our brand image. By locating our boutiques in prominent, high-traffic locations and our limited use of traditional radio and print advertising, we encourage people to ‘discover’ francesca’s ®. We believe that many of our customers develop a personal connection with our boutiques and become our ambassadors in the local community by spreading the word about francesca’s®. Our boutique managers are passionate about francesca’s ® and contribute to our marketing effort by participating in shopping center or community sponsored marketing events. We also use email communications, our website and, increasingly, social networking sites, such as Facebook, Twitter, Instagram and Pinterest and fashion related blogs to achieve our marketing goals. We plan to continue to strengthen, evolve and invest in the appropriate marketing programs to build customer loyalty. In October 2017, we completed the roll-out of our new point-of-sale software which will enable us to gather emails and phone numbers from our guests. We will use this information to appropriately tailor our branding and marketing initiatives to our core guests, as well as to help launch a nationwide customer loyalty program in fiscal year 2018.

Distribution

We distribute most of our merchandise from our distribution center (located within our corporate headquarters) in Houston, Texas. Our current facility occupies approximately 218,000 square feet, consisting of approximately 165,000 square feet of warehouse and distribution space, which services our boutiques and ecommerce, and approximately 53,000 square feet of office space for our corporate headquarters. Our merchandise is generally received, inspected, managed, stored and distributed through our distribution warehouse. The majority of our merchandise is pre-ticketed and pre-sorted by our vendors which allows us to efficiently ship from our distribution center directly to our boutiques, thereby reducing labor costs. Due to the relatively small size of our sales area, we ship smaller packages of fresh merchandise five days a week. Hence, we are able to utilize third party shipping vendors to effectively distribute merchandise on a continuous basis, ensuring successful execution of our broad and shallow or scarcity merchandising strategy. We believe that our current facilities will be sufficient to support our growth plans for several years.

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

We are in the process of deploying a new technology suite of systems to enhance our omni channel and customer engagement capabilities as part of our long-term strategic plan. This includes replacing our legacy point-of-sale system and the introduction of a new customer relationship management system which we completed during fiscal year 2017. We also started the implementation of a new order management system and will begin implementation on a new warehouse management system for ecommerce. Both projects are expected to be completed in fiscal year 2018. We expect that these new systems will enhance our visibility into our customers’ preferences, merchandise and supply chain resulting in improved customer service, improved operational efficiency, enhanced management analytics and increased inventory synergies between our ecommerce and our boutique channels.

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

The principal basis upon which we compete is by offering a differentiated shopping experience through quality, on-trend merchandise at attractive prices in a warm and inviting boutique environment with personalized customer service. Our manageable boutique size and flexible but disciplined real estate strategy provide us with a competitive advantage that is not easily replicated by our major competitors. Our success also depends in substantial part on our ability to respond quickly to fashion trends so that we can meet the changing demands of our customers.

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

Our Employees

As of February 3, 2018, we had 6,447 total employees. Of our total employees, 270 were based at our corporate headquarters in Houston, Texas, and 6,177 were boutique employees. We had 1,328 full-time employees and 5,119 part-time employees, who are primarily boutique employees. None of our employees are represented by a labor union and we have had no labor-related work stoppages as of February 3, 2018. Our relationship with our employees is one of the keys to our success and we believe that relationship is satisfactory.

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

Privacy Policy

In the course of our business, we collect information about our customers, including customer data submitted to us in connection with purchases of our merchandise at boutiques as well as from our ecommerce website. We respect the privacy of our customers and take steps to safeguard the confidentiality of the information that they provide to us.

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

If we are not able to successfully maintain a broad and shallow merchandise assortment, we may be unable to attract a sufficient number of customers to our boutiques or sell sufficient quantities of our merchandise through our ecommerce website, which could result in excess inventories and markdowns.

We use the term broad and shallow or scarcity to refer to a diverse merchandise assortment with relatively small inventory of each product. We believe that our strategy to offer our customers a broad and shallow merchandise assortment has contributed significantly to the success of our business. Among other things, we believe that this strategy creates a constant sense of newness and scarcity value, which drives repeat boutique visits and increased sales. We believe that this strategy helps us reduce markdowns. There can be no assurance that we will be able to continue to adequately stock our boutiques with a sufficiently broad and shallow assortment of merchandise. As we increase order volumes in connection with opening new boutiques and expanding our ecommerce operations, it may become increasingly difficult for us to accurately forecast the optimal amount of merchandise to order from our vendors and continue to offer a broad and shallow merchandise assortment at each boutique. If we are unable to offer a broad and shallow merchandise assortment, customers may choose to visit our boutiques less frequently, our brand could be impaired, our market share may decline and our results of operations could deteriorate. Further, any failure to maintain a broad and shallow merchandise assortment could lead to excess inventories which could lead to markdowns and increased marked out-of-stock charges and promotions, which would result in a decrease in our merchandise margin.

Our long-term growth strategy depends in large part upon our ability to successfully open and operate new boutiques each year in a timely and cost-effective manner.

Our long-term strategy to grow our business depends in large part on continuing to successfully open new boutiques each year for the foreseeable future. The success of this strategy will depend largely upon our ability to find a sufficient number of suitable locations, our ability to recruit, hire and train qualified personnel to operate our new boutiques and our ability to scale our infrastructure to successfully integrate our new boutiques.

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

Finally, newly opened boutiques may not be received as well as, or achieve net sales, profitability levels or payback period on our net investment comparable to those of, our existing boutiques in our estimated time periods, or at all. If our boutiques fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business may be materially harmed and we may incur significant costs associated with closing or relocating boutiques. Our current expansion plans are only estimates, and the actual number of boutiques we open or close each year and the actual number of suitable locations for our new boutiques could differ significantly from these estimates. If we fail to successfully open and operate new boutiques and execute our long-term growth plans, the price of our common stock could decline.

Our short-term growth strategy depends in large part upon our ability to successfully implement our planned improvements to merchandising and refresh our high-volume boutiques.

In fiscal 2018, we plan to drive short-term growth by moderating boutique openings and focusing on improving our merchandise assortment and optimizing our boutique fleet, with the goal of reducing the number of marginally profitable boutiques, through rent reductions or boutique closures, in an effort to increase the overall profitability of the remaining boutique footprint as well as refreshing a number of our high-volume existing boutiques. The estimated costs and benefits associated with these initiatives may vary materially based on various factors including: timing in execution, outcome of negotiations with landlords, and changes in management’s assumptions and projections. As a result of these events and circumstances, delays and unexpected costs may occur, which could result in our not realizing all, or any portion of, the anticipated benefits of our short-term growth strategy.

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

The efficient operation of our business is significantly dependent on our information technology systems, including our ability to operate them effectively and successfully implementing new systems and controls, including, for example, the recent replacement of our legacy point-of-sale system and introduction of new customer relationship system which we completed in fiscal year 2017 as well as our planned implementation of a new order management system and a new warehouse management system for ecommerce in fiscal year 2018. Any failure of these systems to operate effectively or any difficulty in implementing information technology systems changes could disrupt and adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting, including the implementation of our internal controls over financial reporting, the efficiency of our operations and our ability to properly forecast earnings and cash requirements. Any resulting disruptions could harm our business, prospects, financial condition and results of operations.

Our current growth plans will place a strain on our existing resources and could cause us to encounter challenges we have not faced before.

As our number of boutiques and our ecommerce sales grow, our operations will become more complex. While we have grown substantially as a company since inception, much of this growth occurred in recent years. As we move forward, we expect our growth to bring new challenges that we have not faced before. Among other difficulties that we may encounter, this growth will place a strain on our existing infrastructure, including our distribution facilities, information technology systems, financial controls, real estate and boutique operations staff, and may make it more difficult for us to adequately forecast expenditures, such as real estate and construction expenses, and budgeting will become more complex. We may also place increased burdens on our vendors, as we will likely increase the size of our merchandise orders. The increased demands that our growth plans will place on our infrastructure may cause us to operate our business less efficiently, which could cause deterioration in the performance of our existing boutiques. New order delivery times could lengthen as a result of the strains that growth will place on our existing resources and our growth may make it otherwise difficult for us to respond quickly to changing trends, consumer preferences and other factors. This could impair our ability to continue to offer on-trend merchandise which could result in excess inventory, greater markdowns, loss of market share and decreased sales.

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

Consumer purchases of discretionary retail items and specialty retail products, which include our apparel, jewelry, accessories and gifts, may be adversely affected by economic conditions such as employment levels, salary and wage levels, the availability of consumer credit, inflation, high interest rates, high tax rates, high fuel prices and consumer confidence with respect to current and future economic conditions. Consumer purchases may decline during recessionary periods or at other times when unemployment is higher or disposable income is lower. These risks may be exacerbated for retailers like us that focus significantly on selling discretionary fashion merchandise. Consumer willingness to make discretionary purchases may decline, may stall or may be slow to increase due to national and regional economic conditions. Our financial performance is particularly susceptible to economic and other conditions in regions or states where we have a significant number of boutiques. There remains considerable uncertainty and volatility in the national and global economy. Further or future slowdowns or disruptions in the economy could adversely affect mall traffic and new mall and shopping center development and could materially and adversely affect us and our growth plans. We may not be able to sustain or increase our current net sales if there is a decline in consumer spending.

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

We may not be able to sustain or increase comparable sales. If our future comparable sales decline or fail to meet market expectations, our profitability could be harmed and the price of our common stock could decline. The aggregate comparable sales levels of our boutiques have fluctuated in the past and can be expected to fluctuate in the future. A variety of factors affect comparable sales, including fashion trends, competition, current national and regional economic conditions, pricing, changes in customer shopping patterns, changes in our merchandise mix, prior period comparable sales levels, inventory shrinkage, the timing and amount of markdowns, the success of our marketing programs, holiday timing and weather conditions. Our planned expansion and boutique refreshment may cause additional pressure on our comparable sales. These factors may cause our comparable sales results to be materially lower than in recent periods and lower than market expectations, which could harm our business and our earnings and result in a decline in the price of our common stock.

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

Boutique locations and related sales and customer traffic may be adversely affected by, among other things, economic conditions in a particular area, competition from nearby retailers or online selling similar merchandise, changing lifestyle choices of consumers in a particular market and the closing or decline in popularity of other businesses located near our boutiques. Additionally, many of our boutiques are located in shopping malls and other retail centers that benefit from the ability of “anchor” retail tenants, generally large department centers, and other attractions, to generate sufficient levels of consumer traffic in the vicinity of our boutiques.  Numerous retailers have recently announced the closure of a significant number of their stores, mainly in mall and anchor store locations. Changes in areas around our boutique locations or changes in consumer shopping patterns, including a continued shift of consumer spending from brick-and-mortar to online, that result in reductions in customer foot traffic or otherwise render the locations unsuitable could cause our sales to be less than expected. In addition, we may have to respond to these changes by increasing markdowns or increasing promotions to reduce excess inventory in certain boutiques, which could have a material adverse effect on our margins and operating results.

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

We have historically focused on organic, viral and in-boutique marketing to capture the interest of our customers and drive them to our boutiques and website. We limit our use of traditional advertising channels, such as newspapers, magazines, billboards, television, direct mail and radio, which are used by some of our competitors. Although we are currently working to strengthen and evolve our marketing programs, there is no guarantee that such efforts will be successful. We expect to increase our use of both traditional and digital advertising, including social media, such as Facebook, Instagram, Pinterest and Twitter, in the future. If our marketing efforts are not successful, there may be no immediately available or cost effective alternative marketing channel for us to use to build or maintain brand awareness. As we execute our growth strategy, our ability to successfully integrate new boutiques into their surrounding communities or to expand into new markets will be adversely impacted if we fail to connect with our target customers. Failure to successfully connect with our target customers in new and existing markets could harm our business, results of operations and financial condition.

We depend on our senior management personnel and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.

Our future success is substantially dependent on the continued service of our senior management, particularly Mr. Steven P. Lawrence, our President and Chief Executive Officer. The loss of services of one or more of our named executive officers could impair our ability to manage our business effectively and could have an adverse effect on our business, as we may not be able to find suitable individuals to replace them on a timely basis or at all. Any departures of key personnel could be viewed in a negative light by investors and analysts, which could cause our common stock price to decline. We do not maintain key person insurance on any employee.

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

Our corporate headquarters and our only distribution facility are located in Houston, Texas. Our distribution facility supports both our boutiques and our ecommerce. Most of our merchandise is shipped from our vendors to the distribution facility and then packaged and shipped from our distribution facility to our boutiques and our ecommerce customers. The success of our boutiques depends on the timely receipt of merchandise because they must receive merchandise in a timely manner in order to stay current with the fashion preferences of our customers. The efficient flow of our merchandise requires that we have adequate capacity and uninterrupted service in our distribution facility to support both our current level of operations, and the anticipated increased levels that may follow from our growth plans. We believe that our current distribution facility is capable of supporting our growth plans for several years.

If we encounter difficulties associated with our distribution facility or if it were to shut down for any reason, including fire, hurricanes, floods, or other natural disaster or severe weather, we could face inventory shortages resulting in “out-of-stock” conditions in our boutiques, and delays in shipments to our customers, resulting in significantly higher costs and longer lead times associated with distributing our merchandise. See “The current geographic concentration of our boutiques creates an exposure to local economies, regional downturns and severe weather or other catastrophic occurrences that may materially adversely affect our financial condition and results of operations” below. Also, most of our computer equipment and senior management, including critical resources dedicated to merchandising, financial and administrative functions are located at our corporate headquarters. Our management and our operations and distribution staff would need to find an alternative location, causing further disruption and expense to our business and operations. For example, in August 2017, Hurricane Harvey hit south Texas which resulted in the shutdown of corporate headquarters for a few days and disruption in our supply chain for several weeks.

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

We do not own any real estate. Instead, we lease all of our boutique locations, as well as our corporate headquarters and distribution facility in Houston, Texas. Our boutiques are leased from third parties, with initial lease terms of five to ten years. Many of our lease agreements also have additional five-year renewal options. We believe that we have been able to negotiate favorable rental rates and tenant allowances over the last few years due, in large part, to the state of the economy and higher than usual vacancy rates in a number of regional malls and shopping centers. These trends may not continue, and there is no guarantee that we will be able to continue to negotiate such favorable terms. Many of our leases have early cancellation clauses, which permit the lease to be terminated by us or the landlord if certain sales levels are not met in specific periods or if the shopping venue does not meet specified occupancy standards. In addition to fixed minimum lease payments, most of our boutique leases provide for additional rental payments based on a percentage of sales, or “percentage rent,” if sales at the respective boutiques exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. Increases in our already substantial occupancy costs and difficulty in identifying economically suitable new boutique locations could have significant negative consequences, which include:

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

We have many important vendor relationships that we believe provide us with a competitive advantage. We do not own or operate any manufacturing facilities. Instead, we purchase our merchandise from third-party vendors. Our top 10 vendors sourced approximately 30% of our merchandise in fiscal year 2017 with no single vendor accounting for more than 4% of our purchases. Our business and financial performance depend in large part on our ability to evaluate merchandise quickly for style and then modify any undesirable designs or to improve the quality, look, and fit of the item. We do not have long-term contracts with any of these vendors and we generally operate without any contractual assurances of continued supply, pricing or access to new products. Rather, we receive and review samples almost daily for fit and fashion evaluation. Any of our vendors could discontinue supplying us with desired products in sufficient quantities for a variety of reasons.

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

We historically have established good working relationships with many small- to mid-sized vendors that often have limited resources, production capacities and operating histories. Market and economic events that adversely impact our vendors could impair our ability to obtain merchandise in sufficient quantities. Such events include difficulties or problems associated with our vendors’ business, finances, labor, ability to import merchandise, costs, production, insurance and reputation. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on acceptable terms or at all in the future, especially if we need significantly greater amounts of inventory in connection with the growth of our business. We may need to develop new relationships with larger vendors, as our current vendors may be unable to supply us with needed quantities and we may not be able to find similar merchandise on the same terms from larger vendors. If we are unable to acquire suitable merchandise in sufficient quantities, at acceptable prices with adequate delivery times due to the loss of or a deterioration or change in our relationship with one or more of our key vendors or events harmful to our vendors occur, it may adversely affect our business and results of operations.

A failure in our ecommerce operations could significantly disrupt our business and lead to reduced sales, growth prospects and reputational damage.

While accounting for only 7.0% and 5.0% of our net sales in fiscal years 2017 and 2016, respectively, our ecommerce operations is growing and is an important element of our brand and relationship with our customers. Further expanding ecommerce is an important part of our growth strategy. In addition to changing consumer preferences, shifting traffic patterns and related customer acquisition costs and buying trends in our ecommerce, we are vulnerable to certain additional risks and uncertainties associated with ecommerce sales, including rapid changes in technology, diversion of sales from our boutiques, credit card fraud, website downtime and other technical failures, security breaches, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities. Our failure to successfully respond to these risks and uncertainties could reduce our ecommerce sales, increase our costs, diminish our growth prospects, and damage our brand, which could negatively impact our results of operations and stock price.

There is no guarantee that we will be able to further expand our ecommerce operations. Many of our competitors already have ecommerce businesses that are substantially larger and more developed than ours, which places us at a competitive disadvantage. Moreover, online shopping has benefitted from technology improving the online shopping experience and, in many cases, has resulted in a shift of consumer spending from brick-and-mortar to online where competition is even greater since “pure play” internet retailers do not have significant occupancy costs and boutique payroll expenses like we do. If we are unable to further expand our ecommerce operations, our growth plans will suffer and the price of our common stock could decline.

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

There has been a marked increase in the use of social media platforms, including weblogs (blogs), social media websites (such as Facebook, Snapchat, Twitter and Instagram), and other forms of internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. Many social media platforms immediately publish the content to their subscribers and participants posts, often without filters or checks on accuracy of the content posted. The dissemination of information online could harm our business, prospects, financial condition and results of operations, regardless of the information’s accuracy. The harm may be immediate without affording us an opportunity for redress or correction.

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

We operated 73 boutiques in Texas as of February 3, 2018, making Texas our largest market, representing approximately 10% of our total boutiques. We also have boutique concentration in California, Florida and the Northeast region, operating 59 boutiques, 52 boutiques and 126 boutiques in these regions, respectively, as of February 3, 2018. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our sales and profitability. These factors include, among other things, changes in demographics and population and severe weather or natural disasters.

Further, our corporate headquarters and only distribution center are currently located at a single facility in Houston, Texas. Our single distribution center receives, stores and distributes merchandise to all of our boutiques and fulfills all sales for our ecommerce website. Most of our computer equipment and senior management, including critical resources dedicated to merchandising and financial and administrative functions, are located at our corporate headquarters. As described elsewhere in the risk factors in this report, we do not currently have adequate disaster recovery systems and plans at our corporate headquarters and distribution facility. As a result, our business may be more susceptible to regional natural disasters, severe weather and catastrophes than the operations of more geographically diversified competitors. See “We have one corporate headquarters and distribution facility and have not yet implemented disaster recovery procedures. Disruptions to the operations at that location could have an adverse effect on our business operations” above.

A substantial number of our boutiques are located in the northeastern and southeastern United States. These regions of the United States, Texas and other states along the Gulf Coast, in particular, are prone to severe weather conditions. For example, hurricanes have passed through these regions and caused extensive damage. Adverse weather conditions impacting these regions of the United States generally could harm our business, results of operations and financial condition. Severe weather can also result in weather-related supply disruptions, which could impact our ability to supply boutiques as was the case of Hurricane Harvey which hit south Texas in August 2017 and caused shutdown of our corporate headquarters for a few days and disrupted our supply chain for several weeks. Weather conditions can affect our net sales because inclement weather may discourage travel or require temporary boutique closures, thereby reducing customer traffic. Unseasonably warmer weather during typically colder months or unreasonably colder weather during typically warmer months can also affect the seasonal composition and demand for our merchandise, which could harm our business, results of operations and financial condition.

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

Our net sales and merchandise inventory fluctuate on a seasonal basis, leaving our operating results susceptible to adverse changes in seasonal shopping patterns, weather and related risks.

Due to the seasonal nature of the retail industry, we have historically experienced and expect to continue to experience some fluctuations in our net sales and net income. Our net sales and earnings are typically highest in the fourth fiscal quarter due to the year-end holiday season. Net sales during this period cannot be used as an accurate indicator of annual results. Likewise, as is the case with many retailers of apparel, jewelry, accessories and gifts, we typically experience lower net sales in the first fiscal quarter relative to other quarters. If for any reason, including for example poor weather conditions, soft economic environments or loss of consumer confidence, our net sales were below seasonal norms or expectations during typically higher-volume time periods, our net sales, inventory levels and results of operations could be adversely affected. In order to prepare for these periods, we must order and keep in stock significantly more merchandise than we carry during other parts of the year. This inventory build-up may require us to expend cash faster than is generated by our operations during these periods. Any unanticipated decrease in demand for our merchandise during peak shopping periods could result in excess inventory levels which could require us to sell or dispose excess inventory at a substantial markdown, which could have an adverse effect on our business, profitability and brand image. We may experience variability in net sales as a result of a variety of other factors, including the timing of new boutique openings, the timing of our boutique refreshments, boutique events, other marketing activities, sales tax holidays and other holidays, which may cause our results of operations to fluctuate on a quarterly basis and relative to corresponding periods in prior years.

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

Changes in laws, including employment laws, tax laws and laws related to our merchandise could make conducting our business more expensive or otherwise cause us to change the way we do business.

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

In addition to increased regulatory compliance requirements, changes in laws could make the ordinary conduct of our business more expensive or require us to change the way we do business. Laws related to employee benefits and treatment of employees, including laws related to limitations on employee hours, immigration laws, child labor laws, supervisory status, leaves of absence, mandated health benefits or overtime pay, could also negatively impact us, such as by increasing compensation and benefits costs for overtime and medical expenses. Moreover, changes in product safety or other consumer protection laws (including the implementation of new privacy protection laws) could lead to increased costs to us for some merchandise, or additional labor costs associated with readying merchandise for sale. It is often difficult for us to plan and prepare for potential changes to applicable laws, and future actions or payments related to these changes could be material to us.

In December 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted. This new legislation includes significant changes to the taxation of business entities, including, among other provisions, a permanent reduction to the corporate income tax rate. While we have estimated the effects of the Tax Act, we continue to refine and update our analysis with the possibility it could change and those changes could adversely impact our business and financial condition.

We will require capital to fund our expanding business, which may not be available to us on satisfactory terms or at all. We plan to use cash from operations to fund our operations and execute our growth strategy. If we are unable to maintain sufficient levels of cash flow, we may not meet our growth expectations or we may require additional financing which could adversely affect our financial health and impose covenants that limit our business activities.

We plan to continue our growth and expansion, including opening a number of new boutiques, remodeling existing boutiques, increasing our omni channel capabilities, and upgrading our information technology systems and other infrastructure as opportunities arise. Our plans to expand our boutique base and refresh existing boutiques may not be successful and the implementation of these plans may not result in expected increases in our net sales even though they increase our costs. To support our expanding business and execute on our growth strategy, we will require significant capital.

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

We believe that our trademarks are integral to our boutique design, our ecommerce and our success in building our brand image and customer loyalty. We rely on trademark registrations and common law trademark rights to protect the distinctiveness of our brand and have registered those trademarks that we believe are important to our business with the United States Patent and Trademark Office. We cannot provide assurance that these registrations will prevent imitation of our name, merchandising concept, boutique design or private label merchandise, or the infringement of our other intellectual property rights by others. In most cases, the merchandise we sell is purchased on a non-exclusive basis from vendors that also sell to our competitors. While we use our brand name on these items, our competitors may seek to replicate aspects of our business strategy and in-boutique experience, thereby diluting the experience we offer and adversely affecting our brand and competitive position. Imitation of our name, concept, boutique design or merchandise in a manner that projects lesser quality or carries a negative connotation of our brand image could have an adverse effect on our business, financial condition and results of operations.

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

As of February 3, 2018, we had 721 boutiques in 47 states and the District of Columbia and had executed leases for 32 new boutiques we plan to open in fiscal year 2018. In total we have approximately 1,024,000 gross square feet across all of our boutiques. Our boutiques are leased from third parties with initial lease terms of five to ten years and many of our lease agreements have additional five-year renewal options. A majority of our leases have early termination clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods or if a shopping center does not meet specified occupancy standards. In addition to fixed minimum lease payments, most of our boutique leases provide for additional rental payments based on a percentage of sales if sales at the respective boutiques exceed specified levels. A majority of our leases also provide for additional payments associated with common area maintenance, real estate taxes and insurance. Many of our lease agreements have defined escalating rent provisions over the initial term and extensions.

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

Our common stock is listed on the Nasdaq Global Select Market under the symbol “FRAN.” As of March 15, 2018, there were approximately 80 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations or other entities identified in security position listing maintained by depositories.

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the Nasdaq Global Select Market:

	High	Low
Fiscal Year 2017
First Quarter (January 29, 2017 to April 29, 2017)	$19.09	$14.16
Second Quarter (April 30, 2017 to July 29, 2017)	$16.09	$8.68
Third Quarter (July 30, 2017 to October 28, 2017)	$9.76	$6.34
Fourth Quarter (October 29, 2017 to February 3, 2018)	$7.83	$5.31

Fiscal Year 2016
First Quarter (January 31, 2016 to April 30, 2016)	$19.90	$16.23
Second Quarter (May 1, 2016 to July 30, 2016)	$17.12	$9.75
Third Quarter (July 31, 2016 to October 29, 2016)	$16.88	$11.96
Fourth Quarter (October 30, 2016 to January 28, 2017)	$22.39	$14.98

Dividend Policy

We did not declare or pay any dividends on our common stock during fiscal years 2017 and 2016. We presently do not have plans to pay any cash dividends in the near future. Any future determination to pay dividends will be at the discretion of our Board, subject to compliance with applicable law and any contractual provisions, including under agreements for indebtedness we may incur, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our Board deems relevant. Because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under future indebtedness we may incur. For information regarding restrictions on the payment of dividends imposed by the Second Amended and Restated Credit Agreement, see Note 5 to our audited consolidated financial statements included in “Financial Statements and Supplementary Data” in Item 8 of this Annual Report, which is incorporated herein by reference.

Performance Graph

The following graph compares the yearly percentage change in the cumulative stockholder return on our common stock with the cumulative total return for the Nasdaq Global Select Market Index and the Nasdaq Retail Trade Index. The graph assumes $100 was invested at the close of market on February 1, 2013 in the stock of Francesca’s Holdings Corporation, the Nasdaq Global Stock Market, and the Nasdaq Retail Trade Stocks. It also assumes that all dividends are reinvested.

	February 1, 2013	February 1, 2014	January 31, 2015	January 30, 2016	January 28, 2017	February 3, 2018
Francesca's Holdings Corporation	$100.00	$66.32	$55.36	$63.63	$59.27	$19.27
Nasdaq Global Select Market Index	$100.00	$128.70	$145.94	$146.13	$179.20	$229.50
Nasdaq Retail Trade Index	$100.00	$110.19	$133.46	$134.32	$141.37	$153.27

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

Purchases of Equity Securities by the Issuer

The following table provides information about the Company’s share repurchase activity during the 14 weeks ended February 3, 2018.

Period (1)	Total number of shares purchased		Average price paid per share (2)	Total number of shares purchased as part of a publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 29, 2017 – November 25, 2017	–		–	–	$45,172,425
November 26, 2017 – December 30, 2017	–		–	–	$45,172,425
December 31, 2017 – February 3, 2018	255,500	(4)	$6.07	247,250	$43,684,915
	255,500		$6.07	247,250

(1)	Periodic information is presented by reference to our fiscal monthly periods during the fourth quarter of fiscal year 2018.
(2)	Average price paid per share includes brokers’ commission.
(3)	On March 15, 2016, the Company’s Board of Directors authorized an additional $100 million share repurchase program commencing upon the exhaustion of a previous $100 million share repurchase program approved in September 2013. This authorization has no expiration date. Under the repurchase program, purchases can be made from time to time through open market purchases, in privately negotiated transactions, under a Rule 10b5-1 plans or through other available means. The specific timing and amount of repurchases is dependent on market conditions, securities law limitations and other factors.
(4)	Includes 8,250 shares of restricted stock purchased in connection with employee withholding tax obligations.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data for each of the years ended February 3, 2018, January 28, 2017 and January 30, 2016, and the selected consolidated balance sheet data as of February 3, 2018 and January 28, 2017 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the year ended January 31, 2015 and February 1, 2014 and the consolidated balance sheet data as of January 30, 2016, January 31, 2015, and February 1, 2014 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

We operate on a fiscal calendar which, in a given fiscal year, consists of a 52- or 53-week period ending on the Saturday closest to January 31st. The reporting periods contained in our audited consolidated financial statements included in this report contain 53 weeks of operations in fiscal year 2017, which ended on February 3, 2018, 52 weeks of operations in fiscal year 2016, which ended on January 28, 2017, and 52 of weeks of operations in fiscal year 2015, which ended on January 30, 2016. Our fiscal year 2014 included 52 weeks of operations which ended on January 31, 2015 and our fiscal year 2013 included 52 weeks of operations which ended on February 1, 2014. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read the selected consolidated financial and operating data for the periods presented in conjunction with “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes, which are included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	February 3,	January 28,	January 30,	January 31,	February 1,
	2018	2017	2016	2015	2014
	(in thousands, except per share data, percentages and operating data)

Consolidated Statements of Operations
Net sales	$471,678	$487,188	$439,377	$377,497	$340,325
Cost of goods sold and occupancy costs	264,915	258,561	229,673	199,919	164,260
Gross profit	206,763	228,627	209,704	177,578	176,065
Selling, general, and administrative expense	176,801	160,702	147,387	124,804	101,795
Income from operations	29,962	67,925	62,317	52,774	74,270
Interest expense	(452)	(464)	(457)	(623)	(588)
Other income (expense)	346	147	(151)	88	208
Income before income tax expense	29,856	67,608	61,709	52,239	73,890
Income tax expense	14,295	25,607	23,557	20,131	29,051
Net income	$15,561	$42,001	$38,152	$32,108	$44,839

Basic earnings per common share (1)	$0.43	$1.09	$0.91	$0.76	$1.03
Diluted earnings per common share(1)	$0.43	$1.09	$0.91	$0.76	$1.02

Weighted average shares outstanding:
Basic shares	36,168	38,429	42,013	42,259	43,372
Diluted shares	36,300	38,551	42,117	42,380	44,123

Consolidated Balance Sheets
Total current assets	$84,503	$100,075	$110,769	$85,899	$82,425
Total assets	$185,240	$189,593	$193,577	$165,545	$150,545
Long-term debt	$–	$–	$–	$–	$25,000
Total liabilities	$70,792	$73,058	$67,185	$56,331	$72,478
Total stockholders’ equity	$114,448	$116,535	$126,392	$109,214	$78,067

Operating data:
Comparable sales change for period (2)	(11)%	2%	3%	(5)%	(2)%
Number of boutiques open at end of period	721	671	616	539	451
Net sales per average square foot for period(3)	$482	$545	$543	$545	$592
Average square feet per boutique at the end of the period(4)	1,420	1,391	1,368	1,350	1,359
Total approximate gross square feet at end of period	1,024,000	933,000	843,000	728,000	613,000

1)	Please see Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of per share calculations.

2)	A boutique is included in comparable sales on the first day of the fifteenth full month following the boutique’s opening. When a boutique that is included in comparable sales is relocated, we continue to consider sales from that boutique to be comparable sales. If a boutique is closed for thirty days or longer for a remodel or as a result of weather damage, fire or the like, we no longer consider sales from that boutique to be comparable sales. If a boutique is permanently closed, we exclude sales from that boutique from comparable sales on the first day of the fiscal month that it did not register full month of sales. Comparable sales results include our ecommerce sales and exclude sales for the 53rd week of fiscal year 2017, gift card breakage income and shipping revenue.

3)	Net sales per average square foot for the period is calculated by dividing net sales for the period by the average square feet during the period. For purposes of providing a net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. Average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average total square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.

4)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We operate on a fiscal calendar which, in a given fiscal year, consists of a 52- or 53-week period ending on the Saturday closest to January 31st. The reporting periods contained in our audited consolidated financial statements included in this report contain 53 weeks of operations in fiscal year 2017, which ended on February 3, 2018, 52 weeks of operations in fiscal year 2016, which ended on January 28, 2017, and 52 weeks of operations in fiscal year 2015, which ended on January 30, 2016. Historical results are not necessarily indicative of the results to be expected for any future period.

Overview

francesca’s® is a specialty retailer which operates a nationwide-chain of boutiques providing customers a unique, fun and personalized shopping experience. The merchandise assortment is diverse and balance mix of apparel, jewelry, accessories and gifts.

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales, comparable sales, cost of goods sold and occupancy costs, selling, general and administrative expenses and income from operations. A summary of our fiscal year 2017 versus fiscal year 2016 financial results are as follows.

•	Net sales decreased 3% to $471.7 million from $487.2 million.

•	Comparable sales decreased 11% (see footnote 2 to the table under “Selected Financial Data” in Item 6 of this Annual Report).

•	Gross margin decreased 310 basis points to 43.8% from 46.9%.

•	Our income from operations decreased 56% to $30.0 million from $67.9 million.

•	We increased our boutique base from 671 to 721.

Significant Events

Our business was adversely impacted by merchandising missteps that culminated during the back-to-school season causing a significant decline in our comparable sales performance, particularly in the back half of the year. We believe our assortment has deviated from our core customer and merchandising philosophies. We took and are continuously taking actions to refocus on our core customer and improving our merchandise assortment.

In late August 2017, Hurricane Harvey hit south Texas and Louisiana and, in September 2017, Hurricane Irma hit Florida causing widespread damage to property and infrastructure within these regions. These natural disasters negatively impacted our net sales for our boutiques located in these areas. However, the supply chain disruption we experienced at our corporate offices located in Houston, Texas was more impactful on net sales for all of our boutiques and ecommerce. Our corporate offices were shut down for a few days and deliveries were disrupted for several weeks. As a result, we were not able to receive merchandise at our distribution center, fulfill ecommerce orders or ship fresh merchandise to our boutiques. Because our operating model relies heavily on fresh merchandise, this disruption continued to negatively impact net sales for several weeks following the corporate shutdown. There were no other material losses incurred from these hurricanes.

We are in the process of deploying a new technology suite of systems to enhance our omni channel and customer engagement capabilities as part of our long-term strategic plan. These efforts include replacing our legacy point-of-sale system and the introduction of a new customer relationship management system which we completed during fiscal year 2017. We also started the implementation of a new order management system and will begin implementation of a new warehouse management system for ecommerce. Both projects are expected to be completed in fiscal year 2018. These new systems will enhance our visibility into our customers’ preferences, products and supply chain resulting in improved customer service, improved operational efficiency, enhanced management analytics and increased inventory synergies between our ecommerce and our boutique channels.

Results of Operations

Fiscal Year 2017 Compared to Fiscal Year 2016

	Fiscal Year Ended
	February 3, 2018		January 28, 2017		Variance
	In Dollars	As a % of Net Sales(1)	In Dollars	As a % of Net Sales (1)	In Dollars	%	Basis Points (1)
	(in thousands, except percentages)
Net sales	$471,678	100.0%	$487,188	100.0%	(15,510)	(3)%	-
Cost of goods sold and occupancy costs	264,915	56.2%	258,561	53.1%	6,354	2%	310
Gross profit	206,763	43.8%	228,627	46.9%	(21,864)	(10)%	(310)
Selling, general and administrative expenses	176,801	37.5%	160,702	33.0%	16,099	10%	450
Income from operations	29,962	6.4%	67,925	13.9%	(37,963)	(56)%	(750)
Interest expense	(452)	(0.1)%	(464)	(0.1)%	12	3%	-
Other income	346	0.1%	147	0.0%	199	135%	10
Income before income tax expense	29,856	6.3%	67,608	13.9%	(37,752)	(56)%	(760)
Income tax expense	14,295	3.0%	25,607	5.3%	(11,312)	(44)%	(230)
Net income	$15,561	3.3%	$42,001	8.6%	(26,440)	(63)%	(530)

(1) Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales decreased 3%, or $15.5 million, to $471.7 million in fiscal year 2017 compared to $487.2 million in fiscal year 2016. This decrease was due to an 11% decrease in comparable sales compared to a 2% increase in the prior year. The decrease in comparable sales was primarily due the decline in boutique conversion rate as our merchandise did not resonate with our guests, particularly in the back half of the year. Additionally, Hurricanes Harvey and Irma adversely impacted comparable sales by approximately 105 basis points, mostly as a result of the supply chain disruption we experienced at our corporate offices located in Houston, Texas. This decrease was partially offset by 50 net new boutiques opened since the comparable prior year period and sales during the 53rd week of fiscal year 2017. There were 657 comparable boutiques and 64 non-comparable boutiques open at February 3, 2018 compared to 604 and 67, respectively, at January 28, 2017.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 2%, or $6.4 million, to $264.9 million in fiscal year 2017 compared to $258.6 million in fiscal year 2016. Cost of goods sold decreased by $2.0 million due to lower marked out-of-stock activity partially offset by higher ecommerce shipping costs as a result of the higher ecommerce sales penetration. Occupancy costs increased by $8.3 million principally due to the increase in the number of boutiques in operation during fiscal year 2017 as compared to fiscal year 2016.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 56.2% in fiscal year 2017 from 53.1% in fiscal year 2016, an unfavorable variance of 310 basis points. This unfavorable variance was due to a 230 basis points deleveraging of occupancy costs as well as 80 basis points decrease in merchandise margin. The lower merchandise margin was driven by increased markdowns in order to sell through slow-moving merchandise partially offset by lower marked-out-of-stock charges as we benefitted from our in-season clearance strategy.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 10%, or $16.1 million, to $176.8 million in fiscal year 2017 compared to $160.7 million in fiscal year 2016. This increase was primarily due to an $11.1 million increase in boutique and corporate payroll to support our larger boutique base and ecommerce operations, a $2.1 million increase in software costs associated with our continuing investments in technology and infrastructure, $2.0 million prior year net benefit associated with the resignation of our prior Chief Executive Officer (“CEO”) and the related search process, a $1.9 million increase in marketing expenses due to new marketing initiatives, and a $1.4 million increase in website, legal and other professional fees. These increases were partially offset by a $5.0 million decrease in short- and long-term performance-based incentive expenses as the achievement of the required performance metrics were not achieved or are not expected to be achieved.

As a percentage of net sales, selling, general and administrative expenses increased to 37.5% in fiscal year 2017 from 33.0% in fiscal year 2016 primarily due to the increase in boutique, technology and infrastructure investments as well as deleveraging of expenses as a result of lower sales.

Income Tax Expense

Income tax expense decreased to $14.3 million in fiscal year 2017 compared to $25.6 million in fiscal year 2016 due to the decrease in taxable income. Our effective tax rate was 47.9% and 37.9% in fiscal years 2017 and 2016, respectively. The increase in our effective tax rate was due to a $3.3 million non-cash expense as a result of the remeasurement of our net deferred tax assets using the lower corporate income tax rate under the Tax Cuts and Jobs Act (“Tax Act”) enacted in December 2017. The Tax Act will have a material favorable impact on the Company’s effective tax rate going forward.

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

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 13%, or $28.9 million, to $258.6 million in fiscal year 2016 compared to $229.7 million in fiscal year 2015. Cost of goods sold increased by $21.2 million due primarily to increased sales volume. Occupancy costs increased by $7.7 million principally due to the increase in the number of boutiques in operation during fiscal year 2016 as compared to fiscal year 2015.

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

Sales by Merchandise Category

The following table presents merchandise by category, in dollars and as a percentage of total sales, for the periods indicated.

	Fiscal Year Ended
	February 3, 2018		January 28, 2017		January 30, 2016
		As a %		As a %		As a %
	In	of Net	In	of Net	In	of Net
	Dollars	Sales(1)	Dollars	Sales(1)	Dollars	Sales(1)
	(in thousands, except percentages)
Apparel(2)	$235,048	49.8%	$244,156	50.1%	$216,447	49.3%
Jewelry	104,638	22.2%	109,642	22.5%	96,337	21.9%
Accessories(2)	69,004	14.6%	69,900	14.4%	67,176	15.3%
Gifts	59,286	12.6%	62,008	12.7%	58,387	13.3%
Merchandise sales	467,976	99.2%	485,706	99.7%	438,347	99.8%
Other(3)	3,702	0.8%	1,482	0.3%	1,030	0.2%
	$471,678	100.0%	$487,188	100.0%	$439,377	100.0%

(1)	Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding

(2)	In fiscal year 2017, swimwear and leggings were reclassified out of accessories to apparel. To facilitate comparability, prior year amounts were reclassified.

(3)	Includes gift card breakage income, shipping revenue and change in return reserve.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. Our primary cash needs are for capital expenditures in connection with opening new boutiques and remodeling existing boutiques, investing in improved technology and distribution facility enhancements, funding normal working capital requirements, payments of interest and principal, if any, under our revolving credit facility. We may use cash or our revolving credit facility to issue letters of credit to support merchandise imports or for other corporate purposes. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. Our working capital position benefits from the fact that we generally collect cash from sales to customers the day of or, in the case of credit or debit card transactions, within several days of the related sales and we typically have up to 30 days to pay our vendors.

We were in compliance with all covenants under our revolving credit facility as of February 3, 2018. At February 3, 2018, we had $31.3 million of cash and cash equivalents and approximately $75.0 million in borrowing availability as no borrowings were outstanding under our revolving credit facility.

We expect our cash flow from operations along with borrowings under our credit facilities and tenant allowances for new boutiques will be sufficient to fund capital expenditures, our working capital requirements and our principal and interest requirements, if any, under our credit facilities for at least the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table.

	Fiscal Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
	(in thousands)
Provided by operating activities	$24,825	$72,171	$62,867
Used in investing activities	(26,778)	(21,844)	(24,264)
Used in financing activities	(19,918)	(53,349)	(21,450)
Net (decrease) increase in cash and cash equivalents	$(21,871)	$(3,022)	$17,153

Operating Activities

Net cash provided by operating activities consist primarily of net income adjusted for non-cash items (including depreciation and amortization and deferred taxes), the effect of working capital changes and tenant allowances received from landlords.

Cash provided by operating activities decreased $47.3 million in fiscal year 2017 compared to fiscal year 2016 primarily due to a decrease in net income and higher income tax payments, partially offset by timing of payments for inventory purchases and other payables, including software subscription, supplies, legal and professional fees.

Cash provided by operating activities increased $9.3 million in fiscal year 2016 compared to fiscal year 2015 primarily due to higher net income and income tax payable, due to timing of tax payments, as well as lower merchandise inventory as we further improved our inventory management. These changes were partially offset by the decrease in accounts payable and the increase in prepaid expenses and other assets. The increase in prepaid and other assets was mainly due to higher investments in technology and a larger boutique base, while the decrease in accounts payable was due to lower inventory related payables.

Investing Activities

Net cash used in investing activities consist primarily of capital expenditures for new boutiques, improvements to existing boutiques, as well as investment in information technology and our distribution facility.

	Fiscal Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
	(in thousands)
Capital expenditures for:
New boutiques	$19,280	$13,370	$16,758
Existing boutiques	5,314	3,675	5,656
Technology	1,826	4,067	1,099
Corporate and distribution	358	740	763
	$26,778	$21,852	$24,276

Our total capital expenditures for fiscal years 2017, 2016 and 2015 were $26.8 million, $21.9 million and $24.3 million, respectively, with new boutiques accounting for most of our spending at $19.3 million, $13.4 million and $16.8 million, respectively. Spending for new boutiques include amounts associated with boutiques that will open in the subsequent fiscal year. We opened 60 boutiques in fiscal year 2017, 64 boutiques in fiscal year 2016 and 83 boutiques in fiscal year 2015. The average cost of the leasehold improvements and furniture and fixtures, excluding tenant allowances, for new boutiques opened in fiscal year 2017, 2016 and 2015 were $293,000, $235,000 and $221,000, respectively. The increase in the average boutique build-out costs in each year was principally due to opening larger boutiques, particularly in outlet locations. The average size of boutiques opened in fiscal years 2017, 2016 and 2015 was 1,714 square feet, 1,597 square feet and 1,482 square feet, respectively. The average tenant allowance per new boutique was $57,000, $77,000 and $77,000 in fiscal years 2017, 2016 and 2015, respectively, while total cash inflows from tenant allowances totaled $3.1 million, $3.7 million and $6.8 million over the same period, respectively. The decrease in average tenant allowance in fiscal year 2017 was principally due to our continued focus in lowering rental rates. Tenant allowances are amortized as a reduction in rent expense over the term of the lease. The average collection period for these allowances is approximately six months after boutique opening. As a result, we fund the cost of new boutiques with cash flow from operations, tenant allowances from our landlords, or borrowings under our revolving credit facility. Our spending for existing boutiques totaled $5.3 million, $3.7 million and $5.7 million in fiscal year 2017, 2016 and 2015, respectively. Spending for existing boutiques was used for remodeling or relocating 21 boutiques, 33 boutiques and 28 boutiques in fiscal years 2017, 2016 and 2015, respectively, and in fiscal year 2015, for updating display furniture and equipment. The remaining capital expenditures in each of the fiscal years 2017, 2016 and 2015 were primarily used for investments in information technology, our corporate offices and for distribution facility enhancements. Our information technology investments were higher in fiscal year 2016 compared to fiscal years 2017 and 2015 as most of our spending associated with the implementation of a new point-of-sale system and customer relationship managements system occurred during that year.

Management anticipates that capital expenditures in fiscal year 2018 will be approximately $30.0 million. The majority of this amount will be spent on investments in remodeling 80 to 90 existing boutiques and opening 35 new boutiques.

Financing Activities

Net cash used in financing activities consist principally of borrowings and payments under our revolving credit facilities, if any, repurchases of common stock as well as proceeds from the exercise of stock options and the related tax consequence.

Net cash used in financing activities in fiscal year 2017 was $19.9 million which consisted of repurchases of our common stock amounting to $19.9 million. Net cash used in financing activities in fiscal year 2016 was $53.3 million which consisted of repurchases of our common stock amounting to $53.9 million and $0.5 million proceeds from exercise of stocks options and the related tax consequence. Net cash used in financing activities in fiscal year 2015 was $21.5 million which consisted of repurchases of our common stock amounting to $22.2 million and $0.7 million proceeds from exercise of stock options and the related tax consequence.

Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc. (“Francesca’s Collections” or “Borrower”), as borrower, and its parent company, Francesca’s LLC (the “Parent”), a wholly-owned subsidiary of Francesca’s Holdings Corporation, entered into a Second Amended and Restated Credit Agreement (“Second Amended and Restated Credit Agreement”) with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto, which amends and restates the existing Amended and Restated Credit Agreement, dated as of July 27, 2011, by and among Francesca’s Collections, the Parent, Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto, as amended by Amendment No. 1 to the Amended and Restated Credit Agreement, dated February 7, 2013.

The Second Amended and Restated Credit Agreement provides an aggregate amount of $75.0 million in credit facility (including up to $10.0 million for letters of credit) and matures on August 30, 2018. The Second Amended and Restated Credit Agreement also contains an increase option permitting Francesca’s Collections, subject to certain requirements, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event Francesca’s Collections has certain indebtedness outstanding.  At February 3, 2018, there was no amount outstanding under the Second Amended and Restated Credit Agreement.

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

The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including limitations on the ability of Francesca’s Collections and its subsidiaries to (i) incur additional debt; (ii) create liens; (iii) make certain investments, acquisitions, loans and advances; (iv) sell assets; (v) pay dividends or make distributions or make other restricted payments; (vi) prepay other indebtedness; (vii) engage in mergers or consolidations; (viii) change the business conducted by Francesca’s Collections and its subsidiaries; (ix) engage in certain transactions with affiliates; (x) enter into agreements that restrict dividends from subsidiaries; and (xi) amend certain charter documents and material agreements governing subordinated and junior indebtedness. However, Francesca’s Collections is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and Francesca’s Collections is in pro forma compliance with a maximum secured leverage ratio.  At February 3, 2018, Francesca’s Collections would have met the conditions for paying dividends out of the available investment basket, including compliance with the required total secured leverage ratio.

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

As of February 3, 2018, Francesca’s Collections was in compliance with all covenants under the Second Amended and Restated Credit Agreement.

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

We expect to replace our current revolving credit facility with a new asset based revolving credit facility prior to its expiration in August 2018.

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

Revenue Recognition

We recognize revenue upon purchase of merchandise by customers, net of estimated merchandise returns and discounts and sales taxes collected. For boutique sales, revenue is recognized at the point at which the customer receives and pays for the merchandise at the register. For ecommerce sales, revenue is currently recognized upon delivery and includes shipping charges. Upon the adoption of Accounting Standards Update 2014-9, “Revenue from Contracts with Customers” in fiscal year 2018, we will recognize ecommerce sales upon shipment rather than delivery. Management estimates future returns on previously sold merchandise based on return history and current sales levels. The estimated sales returns are periodically compared to actual sales returns and adjusted, if appropriate. We do not believe that there is a reasonable likelihood that there will be material changes in future estimates or assumptions we use to calculate our merchandise return reserve; however, if the actual rate of merchandise returns increases significantly, our operating results may be adversely affected.

Inventory Valuation

We value merchandise inventory at the lower of cost and net realizable value on a weighted average cost basis. Inventory costs include cost of merchandise and freight costs. We record merchandise receipts at the time they are delivered to our distribution center or to our boutiques directly from vendors.

We regularly review our inventory levels to identify slow-moving merchandise. In order to clear slow-moving merchandise, we use promotional markdowns or mark certain items out-of-stock and dispose of such inventory at a pace suitable for our merchandising strategy. Each period, we evaluate recent selling trends and the related promotional events or pricing strategies in place to sell through the current inventory levels. Promotional markdowns, additions to the lower of cost and net realizable value (“LNRV”) reserve or inventory disposal may occur when inventory exceeds our expected customer demand for reasons of style, seasonal adaptation, changes in customer preference, lack of consumer acceptance of fashion items, competition or if it is determined that the inventory in stock will not sell at its currently ticketed price. Such markdowns or disposals may have an adverse impact on earnings, depending on the extent and amount of inventory affected. In addition, the anticipated deployment of new merchandise is reflected within the estimated future promotional markdown plan as such new inventory, in certain circumstances, will displace merchandise currently on-hand.

We also estimate an inventory shrinkage reserve for the period of time between the last physical inventory count and the balance sheet date. The estimate for shrinkage reserve can be affected by changes in merchandise mix and changes in actual shrinkage trends.

Changes to the LNRV and shrinkage reserves are included in cost of goods sold and occupancy costs in the consolidated statements of operations.

If there are material changes in the estimates or assumptions we use to calculate our LNRV or shrinkage reserves, our operating results could be affected.

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

Impairment charges related to boutique assets in fiscal years 2017, 2016 and 2015 were $0.3 million, $0.1 million and $0.2 respectively. Additionally, we recognized an impairment charge of $0.6 million in fiscal years 2015 in connection with the abandonment of previously capitalized expenditures related to the development of the Company’s ecommerce website. The impairment charges are included in selling, general and administrative expenses.

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

On December 22, 2017, the Tax Act was enacted into law and became effective on January 1, 2018. The Tax Act made broad and complex changes to the Internal Revenue Code of 1986, including, but not limited to: (a) reducing the U.S. federal corporate tax rate from 35% to 21%; (b) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits are realized; (c) creating a new limitation on deductible interest expense; and (d) changing rules related to uses and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017. As the new tax rate is was effective on a date other than our fiscal year end, we were required to use a blended U.S statutory tax rate of 33.4% for fiscal year 2017. Our statutory rate for fiscal year 2019 and beyond is expected to be at 21.0%. Additionally, the Tax Act required the remeasurement of our net deferred tax assets using the lower federal corporate tax rate. Accordingly, we recorded a $3.3 million one-time, non-cash tax expense related to the tax rate change included as a component of income tax expense for the fiscal year.

Our accounting for the enactment of the Tax Act, including its effects on our consolidated income tax expense, is still subject to change. The income tax expense reported in our consolidated statement of operations for fiscal year 2017 was based on our initial evaluation of the impact of the Tax Act as allowed by SEC Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act.” We will continue to refine and update our analysis and any subsequent adjustments will be reflected in our income tax expense or benefit in one or more future periods in fiscal year 2018.

A tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.

We recognize tax liabilities for uncertain tax positions and adjust these liabilities when the company’s judgment changes as a result of the evaluation of new information not previously available. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. There were no uncertain tax positions requiring accrual at February 3, 2018 and January 28, 2017.

Stock-based Compensation

Stock-based compensation is measured based on the grant date fair value and is recognized as expense over the requisite service period (which generally is the vesting period of the award). We recognized stock-based compensation amounting to $2.4 million, $1.0 million and $2.9 million in fiscal years 2017, 2016, and 2015, respectively. Stock-based compensation expense in fiscal year 2016 included a $2.6 million reversal of previously accrued stock-based compensation expense related to the forfeiture of unvested awards granted to our previous CEO. The net reversal was recorded during the second quarter of fiscal year 2016.

Stock Options

We generally use the Black-Scholes option pricing model to determine the fair value of stock options, except for stock options subject to market conditions for which we use a Monte-Carlo simulation model. The determination of fair value using each of these models consider the following assumptions.

•	Expected volatility. We estimated expected volatility using the historical volatility of our own common stock.

•	Expected term. The expected term represents the period of time options are expected to be outstanding. Due to lack of sufficient historical data, we use the “simplified method” as allowed by SEC Staff Accounting Bulletin Topic 14D2 to estimate the expected term. The simplified method defines expected term as the midpoint between the vesting date and the contractual term of the stock option.

•	Risk-free interest rate. The risk-free interest rate is based on the rate of treasury instruments whose maturities are similar to those of the expected term of the award being valued.

•	Expected dividend yield. The expected dividend yield is based on our expectations of not paying dividends on our common stock for the foreseeable future.

No stock options were granted in fiscal year 2017. The grant date fair value of stock options was estimated using the following assumptions in each period presented:

	Fiscal Year
	2017	2016	2015
Expected volatility rate	-	54.2%	54.0%
Expected term (in years)	-	5.5	6.5
Risk-free interest rate	-	1.2%	1.9%
Expected dividend yield	-	-	-

Restricted Stock

The fair value of restricted stocks awards is determined based on the closing price of our common stock on the award date. For restricted stock awards subject to performance conditions, compensation expense is recognized over the requisite service period when it is probable that the specified performance goals will be achieved. We assess the probability of vesting at each reporting period and adjust stock-based compensation based on the results of such assessment. During the third quarter of fiscal year 2017, the Company reversed $0.9 million of previously recognized stock-based compensation related to shares of performance-based restricted stock as the achievement of the required performance conditions is not deemed probable.

Changes in these inputs and assumptions can materially affect the measurement of the estimated fair value of our stock-based compensation.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of February 3, 2018 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands)
Long term debt(1)	$108	$108	$-	$-	$-
Operating lease obligations(2)	279,834	49,383	89,931	64,521	76,539
Merchandise purchase commitments	43,445	43,445	-	-	-
Contracts for software application implementation	5,967	2,319	2,673	975

1)	This amount represents unused commitment fee. For purposes of this table, we estimated the amount of unused commitment fee using the amount available for borrowing and the average rate at February 3, 2018 of $75.0 million and 0.25%, respectively.

2)	Excludes common area maintenance charges, real estate taxes and certain other expenses which amounted to approximately 44% of minimum lease obligations in fiscal year 2017.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows could be exposed to changes in interest rates to the extent that we do not use effective hedging arrangements. We historically have not used derivative financial instruments for speculative or trading purposes, however, this does not preclude our adoption of specific hedging strategies in the future. At February 3, 2018, no amount was outstanding under the Second Amended and Restated Credit Agreement.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Francesca’s Holdings Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Francesca’s Holdings Corporation (the Company) as of February 3, 2018 and January 28, 2017, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 3, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2018, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2010.

Houston, Texas
March 28, 2018

Francesca’s Holdings Corporation

Consolidated Balance Sheets

(In thousands, except share data)

	February 3,	January 28,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$31,331	$53,202
Accounts receivable	16,642	5,605
Inventories	26,816	23,958
Deferred income taxes	-	8,487
Prepaid expenses and other current assets	9,714	8,823
Total current assets	84,503	100,075
Property and equipment, net	87,702	80,484
Deferred income taxes	9,413	6,978
Other assets, net	3,622	2,056
TOTAL ASSETS	$185,240	$189,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,801	$9,205
Accrued liabilities	14,654	25,761
Total current liabilities	32,455	34,966
Landlord incentives and deferred rent	38,337	38,092
Total liabilities	70,792	73,058
Commitments and contingencies
Stockholders’ equity:
Common stock-$.01 par value, 80.0 million shares authorized, 46.3 million and 46.1 million shares issued as of February 3, 2018 and January 28, 2017, respectively.	463	461
Additional paid-in capital	111,439	109,008
Retained earnings	159,045	143,557
Treasury stock, at cost – 10.3 million and 8.5 million shares held at February 3, 2018 and January 28, 2017, respectively.	(156,499)	(136,491)
Total stockholders’ equity	114,448	116,535
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$185,240	$189,593

The accompanying notes are an integral part of these Consolidated Financial Statements.

Francesca’s Holdings Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Net sales	$471,678	$487,188	$439,377
Cost of goods sold and occupancy costs	264,915	258,561	229,673
Gross profit	206,763	228,627	209,704
Selling, general and administrative expenses	176,801	160,702	147,387
Income from operations	29,962	67,925	62,317
Interest expense	(452)	(464)	(457)
Other income (expense)	346	147	(151)
Income before income tax expense	29,856	67,608	61,709
Income tax expense	14,295	25,607	23,557
Net income	$15,561	$42,001	$38,152

Basic earnings per common share	$0.43	$1.09	$0.91
Diluted earnings per common share	$0.43	$1.09	$0.91

Weighted average shares outstanding:
Basic shares	36,168	38,429	42,013
Diluted shares	36,300	38,551	42,117

The accompanying notes are an integral part of these Consolidated Financial Statements.

Francesca’s Holdings Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional		Treasury	Total
	Shares	Par	Paid-In	Retained	Stock,	Stockholders’
	Outstanding	Value	Capital	Earnings	at cost	Equity
Balance, January 31, 2015	42,298	$455	$105,498	$63,404	$(60,143)	$109,214
Net income	-	-	-	38,152	-	38,152
Stock-based compensation	-	-	2,932	-	-	2,932
Restricted stocks issued, net of forfeitures	273	3	(3)	-	-	-
Stock options exercised	100	1	498	-	-	499
Tax effect of stock-based compensation	-	-	(1,232)	-	-	(1,232)
Repurchases of common stock	(1,576)	-	-	-	(23,173)	(23,173)
Balance, January 30, 2016	41,095	$459	$107,693	$101,556	$(83,316)	$126,392
Net income	-	-	-	42,001	-	42,001
Stock-based compensation	-	-	1,016	-	-	1,016
Restricted stocks issued, net of forfeitures	200	2	-	-	-	2
Stock options exercised	50	-	512	-	-	512
Tax effect of stock-based compensation	-	-	(213)	-	-	(213)
Repurchases of common stock	(3,804)	-	-	-	(53,175)	(53,175)
Balance, January 28, 2017	37,541	$461	$109,008	$143,557	$(136,491)	$116,535
Net income	-	-	-	15,561	-	15,561
Stock-based compensation	-	-	2,430	-	-	2,430
Restricted stocks issued, net of forfeitures	189	2	(2)	-	-	-
Stock options exercised	26	-	96	-	-	96
Shares withheld related to net settlement of equity awards	(20)	-	(213)	-	-	(213)
Cumulative effect adjustment on adoption of Accounting Standards Update 2016-09	-	-	120	(73)	-	47
Repurchases of common stock	(1,861)	-	-	-	(20,008)	(20,008)
Balance, February 3, 2018	35,875	463	111,439	159,045	(156,499)	114,448

The accompanying notes are an integral part of these Consolidated Financial Statements.

Francesca’s Holdings Corporation

Consolidated Statements of Cash flows

(In thousands)

	Fiscal Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Cash Flows Provided by Operating Activities:
Net income	$15,561	$42,001	$38,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,202	19,337	16,816
Stock-based compensation expense	2,430	1,016	2,932
Excess tax benefit from stock-based compensation	-	(34)	(236)
Impairment charges	258	141	790
Loss on disposal of assets	733	407	487
Amortization of debt issuance costs	250	245	245
Deferred income taxes	6,099	(5,411)	(3,226)
Changes in assets and liabilities:
Accounts receivable	(10,764)	3,975	2,935
Inventories	(2,858)	7,583	(7,740)
Prepaid expenses and other assets	(3,177)	(3,160)	(524)
Accounts payable	6,013	(4,936)	4,137
Accrued liabilities	(11,167)	9,467	4,424
Landlord incentives and deferred rent	245	1,540	3,675
Net cash provided by operating activities	24,825	72,171	62,867

Cash Flows Used in Investing Activities:
Purchase of property and equipment	(26,778)	(21,852)	(24,276)
Other	-	8	12
Net cash used in investing activities	(26,778)	(21,844)	(24,264)

Cash Flows Used in Financing Activities:
Repurchases of common stock	(19,860)	(53,853)	(22,185)
Proceeds from the exercise of stock options	96	512	499
Excess tax benefit from stock-based compensation	-	34	236
Taxes paid related to net settlement of equity awards	(154)	(42)	-
Net cash used in financing activities	(19,918)	(53,349)	(21,450)

Net increase in cash and cash equivalents	(21,871)	(3,022)	17,153
Cash and cash equivalents, beginning of year	53,202	56,224	39,071
Cash and cash equivalents, end of year	$31,331	$53,202	$56,224

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$24,163	$19,324	$23,958
Interest paid	$192	$192	$190

The accompanying notes are an integral part of these Consolidated Financial Statements.

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of Business

Francesca’s Holdings Corporation (the “Company” or “Holdings”) is a holding company incorporated in 2007 under the laws of Delaware. The Company’s business operations are conducted through its subsidiaries.  The Company operates a nationwide-chain of boutiques providing customers a unique, fun and differentiated shopping experience. The Company offers a diverse and balanced mix of apparel, jewelry, accessories and gifts at attractive values. At February 3, 2018, the Company operated 721 boutiques, which are located in 47 states throughout the United States and the District of Columbia, and its ecommerce website.

Fiscal Year

The Company maintains its accounts on a 52- to 53- week year ending on the Saturday closest to January 31. All references herein to fiscal year “2017” represents the 53-week period ended February 3, 2018, fiscal year “2016” represents the 52-week period ended January 28, 2017 and fiscal year “2015” represents the 52-week period ended January 30, 2016.

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

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable consist of amounts due from credit card companies, tenant allowances due from landlords and income tax receivable, if any. The Company’s management has reviewed accounts receivable for collectability and has determined that an allowance for doubtful accounts is not necessary at February 3, 2018 and January 28, 2017.

Inventory

The Company values merchandise inventory at the lower of cost and net realizable value on a weighted-average cost basis. Inventory costs include freight costs. The Company records merchandise receipts at the time they are delivered to the distribution center or to its boutiques directly from vendors.

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

Impairment charges related to boutique assets in fiscal year 2017, 2016 and 2015 were $0.3 million, $0.1 million and $0.2 million, respectively. Additionally, the Company recorded an impairment charge of $0.6 million in fiscal year 2015 in connection with the abandonment of previously capitalized expenditures related to the development of the Company’s ecommerce website. The impairment charges are included in selling, general and administrative expenses.

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

Gift Cards and Gift Card Breakage

The Company accounts for the sale of gift cards as a liability at the time a gift card is sold. The liability is relieved and revenue is recognized upon redemption of the gift card. The Company’s gift cards do not have an expiration date. Income from gift card breakage is recognized when the likelihood of redemption is deemed to be remote based on historical redemption patterns. Gift card breakage income recognized in fiscal years 2017, 2016 and 2015, were $2.1 million, $0.2 million and $0.2 million, respectively, and is included in net sales. Gift card breakage income included $1.5 million of additional income recognized in the third quarter of fiscal year 2017 as a result of a change in the estimated period over which redemption of gift cards is considered to be remote to more closely align with recent Company experience.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include boutique and headquarters payroll (including buying department), employee benefits, freight from distribution centers to boutiques, boutique pre-opening expense, credit card merchant fees, costs of maintaining the Company’s ecommerce operations, travel and administration costs, corporate asset depreciation, stock-based compensation and other expenses related to operations at the corporate headquarters.

Freight costs included in selling, general and administrative expenses amounted to $4.8 million, $4.2 million and $5.0 million in fiscal years 2017, 2016, and 2015, respectively.

Advertising

Advertising costs are charged to expense as incurred or, in the case of media production costs (such as television or print), when advertising first takes place. Advertising costs were $4.2 million, $2.5 million and $1.1 million in fiscal years 2017, 2016 and 2015, respectively, and is included in selling, general and administrative expenses.

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

Stock-based compensation is measured at the grant date fair value and recognized as expense over the requisite service period (generally the vesting period of the award).

The fair value of time-based stock options is estimated using the Black Scholes option pricing model. The fair value of market-based stock options is estimated using a Monte-Carlo simulation method. Both methods require extensive use of judgment and estimates, including expected stock volatility, expected term, risk-free interest rate and expected dividend yield.

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

A tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. The Company recognizes tax liabilities for uncertain tax positions and adjusts these liabilities when the Company’s judgment changes as a result of the evaluation of new information not previously available. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. The Company has no uncertain tax positions requiring accrual at February 3, 2018 and January 28, 2017.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes – Balance Sheet Classification of Deferred Taxes.” The new guidance simplifies the presentation of deferred income taxes by permitting classification of all deferred tax assets and liabilities as noncurrent on the consolidated balance sheet. The Company adopted this guidance beginning on January 29, 2017 on a prospective basis, resulting in the classification of all deferred tax assets and liabilities as non-current. Prior period financial statements were not restated. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements Not Yet Adopted

In March 2016, the FASB issued ASU 2016-04 “Liabilities - Extinguishments of Liabilities (Subtopic 405-20), Recognition of Breakage for Certain Prepaid Stored-Value Products.” The new guidance allows a company to derecognize amounts related to expected breakage to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. ASU 2016-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The amended standard may be adopted on either a modified retrospective or a retrospective basis. The Company adopted the applicable provisions of this guidance on February 4, 2018 on a modified retrospective basis in conjunction with ASU 2014-09 discussed below.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The new guidance, among other things, requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. ASU 2016-02 will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all public business entities upon issuance. The guidance is required to be adopted using the modified retrospective approach. The Company has selected its leasing software solution and is in the process of identifying changes to its business processes, systems and controls to support the adoption in fiscal year 2019. While the Company is still evaluating the impact of this new guidance on its consolidated financial statements, it expects that the adoption of this guidance will not have a material impact on its results of operations; however, it will result in a significant increase in total assets and total liabilities on the Company’s balance sheet given that the Company has a significant number of leases.

In May 2014 the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This pronouncement requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods and services. This standard is effective for reporting periods beginning on or after December 15, 2017, including interim periods within that fiscal year, with early adoption permitted for interim and annual periods beginning on or after December 15, 2016. Since the original issuance of ASU 2014-09, the FASB has issued several amendments and updates to this guidance. This guidance may be adopted on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the guidance recognized at the date of initial application. The adoption of this guidance will have the following impact: (a) estimated cost of returns will be recorded as a current asset rather than netted with the allowance for sales returns; (b) gift card breakage income will be estimated based on a historical redemption rate and recognized over the historical redemption period rather than when redemption is considered remote; and (c) ecommerce revenue will be recognized upon shipment rather than upon delivery. The Company adopted this guidance on a modified retrospective basis on February 4, 2018 and recorded an adjustment of approximately $2.0 million, net of $0.7 million tax effect, to the beginning balance of retained earnings related to the change in timing of recognizing gift card breakage income.

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

 FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Years Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
	(In thousands, except per share data)
Numerator:
Net income	$15,561	$42,001	$38,152

Denominator:
Weighted-average common shares outstanding-basic	36,168	38,429	42,013
Options and other dilutive securities	132	122	104
Weighted-average common shares outstanding-diluted	$36,300	$38,551	$42,117
Per common share:
Basic earnings per common share	$0.43	$1.09	$0.91
Diluted earnings per common share	$0.43	$1.09	$0.91

Potentially issuable shares under the Company’s stock-based compensation plan amounting to approximately 0.4 million, 0.3 million and 0.5 million shares for fiscal years 2017, 2016 and 2015, respectively, were excluded in the computation of diluted earnings per share due to their anti-dilutive effect. The Company also excluded contingently issuable performance awards totaling 0.3 million, 0.2 million and 1.0 million shares for fiscal years 2017, 2016 and 2015, respectively, from the computation of diluted earnings per share because the pre-established goals have not been satisfied.

3.	Detail of Certain Balance Sheet Accounts

	As of Fiscal Year Ended
	February 3,	January 28,
	2018	2017
	(in thousands)
Accounts receivable:
Income tax receivable	$9,744	$-
Tenant allowances	3,624	2,236
Credit card receivables	2,779	3,155
Others	495	214
	$16,642	$5,605

Property and equipment, net:
Signage and leasehold improvements	$119,340	$104,146
Furniture and fixtures	22,954	20,306
Software	13,114	7,823
Equipment	8,663	6,493
Construction in progress	8,332	8,554
Total	172,403	147,322
Less accumulated depreciation	(84,701)	(66,838)
	$87,702	$80,484

Accrued liabilities:
Gift cards	$8,482	$9,957
Accrued payroll, benefits and bonuses	5,134	8,470
Accrued sales tax	1,019	1,202
Accrued interest	19	16
Income tax payable	-	6,116
	$14,654	$25,761

Landlord incentives and deferred rent:
Landlord incentives	$25,255	$25,905
Deferred rent	13,082	12,187
	$38,337	$38,092

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Income Taxes

The provision for income tax expense or (benefit) for fiscal years 2017, 2016 and 2015 is as follows:

	Fiscal Years Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
	(in thousands)
Current:
Federal	$6,882	$27,306	$23,472
State	1,314	3,712	3,311
Total	8,196	31,018	26,783
Deferred:
Federal	6,373	(4,526)	(2,684)
State	(274)	(885)	(542)
Total	6,099	(5,411)	(3,226)
Income tax expense	$14,295	$25,607	$23,557

The reconciliation of the statutory federal income tax rate to the effective tax rate follows:

	Fiscal Years Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Income tax expense at statutory rate	33.4%	35.0%	35.0%
Deferred tax remeasurement under the Tax Cuts and Jobs Act (“Tax Act”)	11.0	-	-
State tax, net of federal benefit	1.9	2.8	3.1
Nondeductible expenses	0.9	0.2	0.1
Other	0.7	(0.1)	0.0
Effective tax rate	47.9%	37.9%	38.2%

On December 22, 2017, the Tax Act was enacted into law effective on January 1, 2018. The Tax Act made broad and complex changes to the Internal Revenue Code of 1986, including, but not limited to: (a) a reduction in the federal corporate income tax rate from 35% to 21%; (b) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits are realized; (c) creating a new limitation on deductible interest expense; and (d) changing rules related to uses and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017. In accordance with ASC 740, Income Taxes, the Company is required to record the effects of tax law changes in the period enacted. As the tax rate was effective on a date other than the Company’s fiscal year-end, the Company is required to use a blended U.S. statutory tax rate for fiscal year 2017 of 33.4%. Additionally, the Tax Act required the remeasurement of the Company’s net deferred tax asset using the lower federal corporate income tax rate. Accordingly, the Company recorded $3.3 million of one-time, non-cash tax expense related to the tax rate change and is included as a component of income tax expense for the fiscal year.

The income tax expense reported in the Company’s consolidated statement of operations for fiscal year 2017 was based on the Company’s initial evaluation of the impact of the Tax Act and is still subject to change as allowed by SEC Staff Accounting Bulletin (“SAB”) No. 118, “Income Tax Accounting Implication of the Tax Cuts and Jobs Act.” The Company will continue to refine and update its analysis and any subsequent adjustments to its estimates will be reflected in income tax expense or benefit in one or more future periods in fiscal year 2018.

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities are recorded due to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences as measured by enacted tax rates, which will be in effect when these temporary differences reverse. These differences consist of the following as of the dates indicated:

	As of Fiscal Year Ended
	February 3,	January 28,
	2018	2017
	(in thousands)
Deferred tax assets:
Landlord incentives and deferred rents	$8,969	$13,978
Accrued liabilities	2,708	4,362
Inventories	2,380	4,125
Stock-based compensation	1,477	2,061
State net operating losses	672	-
Other	34	49
	16,240	24,575
Deferred tax liabilities:
Property and equipment	(6,827)	(9,110)
	(6,827)	(9,110)
Net deferred tax assets	$9,413	$15,465

The Company’s tax years are subject to examination by federal authorities from 2014 forward and by state taxing authorities from 2013 forward.

5.	Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc., (“Francesca’s Collections” or “Borrower”), as borrower, and its parent company, Francesca’s LLC (the “Parent”), a wholly-owned subsidiary of Holdings, entered into a Second Amended and Restated Credit Agreement (“Second Amended and Restated Credit Agreement”) with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto, which amends and restates the existing Amended and Restated Credit Agreement, dated as of July 27, 2011, as amended by Amendment No. 1 to the Amended and Restated Credit Agreement, dated February 7, 2013.  The Second Amended and Restated Credit Agreement provides $75.0 million of credit facility (including up to $10.0 million for letters of credit) that matures on August 30, 2018.  The Second Amended and Restated Credit Agreement also contains an increase option permitting Francesca’s Collections, subject to certain requirements, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event Francesca’s Collections has certain indebtedness outstanding.  At February 3, 2018, no amount was outstanding under the Second Amended and Restated Credit Agreement.

All obligations under the Second Amended and Restated Credit Agreement are unconditionally guaranteed by, subject to certain exceptions, the Parent and each of Francesca’s Collections’ existing and future direct and indirect wholly-owned domestic subsidiaries.  There are currently no subsidiary guarantors for the Second Amended and Restated Credit Agreement because Francesca’s Collections does not currently have any subsidiaries.  All obligations under the Second Amended and Restated Credit Agreement, and the guarantees of those obligations (as well as cash management obligations and any interest rate hedging or other swap agreements), are secured by substantially all of Francesca’s Collections’ assets as well as the assets of any subsidiary guarantor.  Additionally, the Second Amended and Restated Credit Agreement contains customary events of default and requires Francesca’s Collections to comply with certain financial covenants. Francesca’s Collections is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and Francesca’s Collections is in pro forma compliance with a maximum secured leverage ratio. As of February 3, 2018, Francesca’s Collections was in compliance with all covenants under the Second Amended and Restated Credit Agreement. At February 3, 2018, Francesca’s Collections would have met the conditions for paying dividends out of the available investment basket, including compliance with the required total secured leverage ratio.

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(in thousands, except per data)
Number of shares repurchased	1,861	3,804	1,576
Total cost of shares repurchased	$20,008	$53,175	$23,173
Average price (including brokers' commission)	$10.75	$13.98	$14.70

At February 3, 2018 there was $43.7 million remaining balance available for future purchases.

7.	Stock-Based Compensation

Stock-based compensation expense, which is included in selling, general and administrative expenses, consisted of the following.

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(in thousands)
Stock options	$700	$(809)	$2,418
Restricted stocks	1,730	1,825	514
	$2,430	$1,016	$2,932

In May 2016, Mr. Michael Barnes resigned from his positions as Chairman, President and Chief Executive Officer of the Company. As a result of such resignation, 1.3 million of then-outstanding and unvested stock-based awards previously granted to him were forfeited. Previously accrued stock-based compensation totaling $2.6 million was reversed during the second quarter of fiscal year 2016 in connection with such forfeiture.

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

2015 Stock Incentive Plan

On June 9, 2015, the 2015 Equity Incentive Plan (the “2015 Plan”) was approved by the stockholders and became immediately effective. Under the 2015 Plan, awards may be in the form of nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units, performance stock and other stock-based awards which can be granted to any officers, directors, employees and consultants of the Company. A total of 2.6 million shares of common stock are authorized for issuance under the 2015 Plan which may be increased by the number of awards cancelled, forfeited, expired, or for any reason terminated under the 2011 Plan after June 9, 2015. Awards granted under the 2015 Plan generally vest over three to five years and options and stock appreciation rights have a ten-year contractual life. As of February 3, 2018, there were approximately 1.9 million shares remaining that can be subject to new awards granted under the 2015 Plan.

Stock Options

The following table summarizes stock option activity during fiscal year 2017. The intrinsic value of the stock options was calculated based the closing price of the Company’s common stock on the last trading day closest to February 3, 2018.

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise Price	Life	Intrinsic Value
	(in thousands)	(Per share data)	(in Years)	(In thousands)
Stock options outstanding as of January 28, 2017	467	$16.96
Exercised	(26)	$3.74
Expired	(10)	$18.82
Stock options outstanding as of February 3, 2018	431	$17.70	5	117
Stock options exercisable as of February 3, 2018	347	$17.96	5	117

No stock options were awarded during fiscal year 2017. In fiscal years 2016 and 2015, stock options were granted at a weighted-average grant date fair value of $4.89 and $8.44, respectively. The intrinsic value of stock options at the date of exercise amounted to less than $0.1 million, $0.4 million and $1.2 million in fiscal years 2017, 2016 and 2015, respectively.

The fair value of stock options was estimated using Black Scholes option pricing model, in the case of time-based awards, or Monte Carlo simulation, in the case of market-based awards, which considers the following significant assumptions in determining the fair value. Changes in any of these assumptions can materially affect the measurement of the estimated fair value of stock options.

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year
	2017	2016	2015
Expected volatility (1)	–	54.2%	54.0%
Expected term (in years) (2)	–	5.5	6.5
Risk-free interest rate (3)	–	1.2%	1.9%
Expected dividend yield (4)	–	–	–

1)	Expected volatility was estimated using the historical volatility of the Company’s own common stock.
2)	Due to lack of sufficient historical data, the expected term was determined using the “simplified method” as allowed by SEC SAB Topic 14D2.
3)	The risk-free interest rate was determined based on the rate of treasury instruments with maturities similar to those of the expected term of the award being valued.
4)	The expected dividend yield was based on the Company’s expectations of not paying dividends on its common stock for the foreseeable future.

As of February 3, 2018, there was approximately $0.5 million of total unrecognized compensation cost related to stock option awards that is expected to be recognized over a weighted-average period of 2 years.

Restricted Stock

The following table summarizes restricted stock activity during fiscal year 2017.

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
	(in thousands)	(Per share data)
Non-vested restricted stocks as of January 28, 2017	436	$15.86
Granted	384	$14.43
Vested	(131)	$14.01
Forfeited	(177)	$16.43
Non-vested restricted stocks as of February 3, 2018	512	$13.06

During fiscal year 2017 and 2016, the Company granted approximately 0.3 million and 0.4 million shares of restricted stock to certain executives and key employees. Of the total shares awarded in fiscal year 2017, 65% was in the form of performance-based restricted shares (“PSA”) while the remaining 35% was in the form of time-based restricted shares (“RSA”).All of the shares awarded in fiscal year 2016 were in the form of PSAs. Awards are considered “granted” when the performance goals related to those awards have been established. The number of shares that may ultimately vest will equal 0% to 150% of the target shares subject to the achievement of pre-established performance goals during the applicable performance period and the employees’ continued employment through the third year anniversary of the date. At the end of each reporting period, the Company assessed the probability of achieving the pre-established performance conditions related to the PSAs and determined that the achievement of the required performance conditions is not probable. As a result, the Company reversed approximately $0.9 million previously recognized stock-based compensation during the third quarter of fiscal year 2017.

During fiscal years 2017, 2016 and 2015, restricted stocks were granted at a fair value of $14.43, $16.44 and $15.48, respectively. The total fair value of restricted stock that vested were $1.4 million, $0.3 million, and $0, during fiscal years 2017, 2016, and 2015, respectively. As of February 3, 2018, there was approximately $2.8 million of total unrecognized compensation cost related to non-vested stock awards that is expected to be recognized over a weighted-average period of 2 years.

8.	Employee Benefits

The Company has adopted Francesca’s Collections, Inc. 401(k) Retirement Plan (the “401(k) Plan”) under which full-time and part-time employees who are at least 21 years of age and have completed six consecutive months of employment are eligible to participate. Employees may elect to contribute a certain percentage of their earnings subject to limitations provided for by the law. The Company makes matching contributions of up to a maximum of 4% of the employees’ salary. The Company may also make discretionary profit sharing contributions to the 401(k) Plan. No profit sharing contributions were made in fiscal years 2017, 2016 and 2015. The Company’s matching contributions were $0.7 million, $0.6 million and $0.5 million in fiscal years 2017, 2016 and 2015, respectively.

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

Minimum future rental payments under non-cancellable operating leases as of February 3, 2018 are approximately as follows:

Fiscal Year	Amount
(in thousands)
2018	$49,383
2019	47,439
2020	41,952
2021	35,167
2022	29,354
Thereafter	76,539
$279,834

During fiscal years 2017, 2016 and 2015, rent expense totaled $42.2 million, $38.7 million and $35.3 million, respectively.

Legal Proceedings

On January 27, 2017, a purported collective action lawsuit entitled Meghan Magee, et al. v. Francesca’s Holdings Corp., et al. was filed in New Jersey Federal District Court against the Company for alleged violations of federal and state wage and hour laws. The Company believes that the allegations contained in the lawsuit are without merit and intends to vigorously defend itself against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, the Company has not recorded an accrual for any possible loss.

The Company, from time to time, is subject to various claims and legal proceedings arising in the ordinary course of business.  While the outcome of any such claim cannot be predicted with certainty, in the opinion of management, the outcome of these matters will not have a material adverse effect on the Company’s business, results of operations or financial condition.

10.	Segment Reporting

The Company determined that it has one operating and reportable segment, which includes the operation of boutiques and its ecommerce website. The single segment was identified based on how the Company’s chief operating decision maker, or its Chief Executive Officer, evaluates performance and allocates resources. Additionally, the Company considered the similarity of merchandise offered, the customers served in boutiques and through the ecommerce website and the operating characteristics of each channel. All of the Company’s identifiable assets are located in the United States.

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is net sales information regarding the Company’s major merchandise categories.

	Fiscal Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
	(in thousands)
Apparel (1)	$235,048	$244,156	$216,447
Jewelry	104,638	109,642	96,337
Accessories (1)	69,004	69,900	67,176
Gifts	59,286	62,008	58,387
Merchandise sales	467,976	485,706	438,347
Other (2)	3,702	1,482	1,030
	$471,678	$487,188	$439,377

1)	In fiscal year 2017, swimwear and leggings were reclassified out of accessories and apparel. To facilitate comparability, prior year amounts were reclassified.
2)	Includes gift card breakage income, shipping revenue and change in return reserve.

11.	Subsequent Events

Subsequent to year-end and through March 27, 2018, the Company repurchased 0.7 million shares of common stock for approximately $3.5 million or an average price (including brokers’ commission) of $5.34 per share and had a remaining balance available for future repurchases of approximately $40.2 million under the New Repurchase Plan.

12.	Quarterly Financial Data (Unaudited)

	Fiscal Year 2017
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$138,491	105,791	119,707	107,689
Gross profit	60,825	41,860	55,395	48,683
Income from operations*	10,362	455	11,839	7,306
Net income	3,726	239	7.263	4,333
Basic earnings per common share	0.10	0.01	0.20	0.12
Diluted earnings per common share	0.10	0.01	0.20	0.12

*Certain amounts were reclassified between selling, general and administrative expenses and other income (expense) in order to provide consistent comparative information. These reclassifications do not materially impact the financial statements for the quarterly periods presented.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of February 3, 2018, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and the information required to be disclosed by us is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 3, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control - Integrated Framework (“2013 Framework”). Based on such assessment, management concluded that, as of February 3, 2018, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of February 3, 2018, as stated in their report, which follows.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Francesca’s Holdings Corporation

Opinion on Internal Control over Financial Reporting

We have audited Francesca’s Holdings Corporation’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Francesca’s Holdings Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 3, 2018 and January 28, 2017, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 3, 2018, and the related notes and our report dated March 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ ERNST & YOUNG LLP

Houston, Texas
March 28, 2018

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting to be held on May 31, 2018 and which will be filed with the SEC within 120 days after the end of the fiscal year ended February 3, 2018.

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

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting to be held on May 31, 2018 and which will be filed with the SEC within 120 days after the end of the fiscal year ended February 3, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting to be held on May 31, 2018 and which will be filed with the SEC within 120 days after the end of the fiscal year ended February 3, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting to be held on May 31, 2018 and which will be filed with the SEC within 120 days after the end of the fiscal year ended February 3, 2018.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting to be held on May 31, 2018 and which will be filed with the SEC within 120 days after the end of the fiscal year ended February 3, 2018.

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

3.	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.3 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011)

3.2	Amended and Restated Bylaws of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on September 20, 2016)

4.1	Form of Specimen Common Stock of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 13, 2011).

10.1	Second Amended and Restated Credit Agreement, dated as of August 30, 2013, between Francesca’s Collections, Inc., as Borrower, Francesca’s LLC, as Parent, the guarantors party thereto, the lenders party thereto, and Royal Bank of Canada, as Administrative Agent, Collateral Agent Joint Lead Arranger and Co-Bookrunner and KeyBank National Association, as Syndication Agent, Joint Lead Arranger and Co-Bookrunner (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on September 4, 2013)

10.2	Guaranty and Security Agreement, dated as of November 17, 2010, among Francesca’s Collections, Inc., the other guarantors party thereto, and Royal Bank of Canada, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.4 +	Francesca’s Holdings Corporation 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.5 +	Nonqualified Stock Option Agreement for Richard J. Emmett, dated as of March 31, 2010 (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.6 +	Francesca’s Holdings Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.7 +	Francesca’s Holdings Corporation 2011 Equity Incentive Plan - Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.14 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.8 +	Francesca’s Holdings Corporation 2011 Equity Incentive Plan - Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.15 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

Exhibit No.	Description

10.9 +	Letter Agreement between Francesca’s Holdings Corporation and Richard J. Emmett, dated as of November 12, 2009 (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on June 14, 2011).

10.10	Commercial Park Lease, dated as of December 27, 2011 between Francesca’s Collections, Inc. and Weingarten / Lufkin, Inc. (incorporated by reference to Exhibit 10.32 of the Registration Statement on Form S-1 (File No. 333-179069) filed by Francesca’s Holdings Corporation on January 18, 2012).

10.11 +	Form of Performance Restricted Stock Award Agreement under the Francesca’s Holdings Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by Francesca’s Holdings Corporation on June 11, 2014).

10.12 +	Francesca’s Holdings Corporation 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on June 9, 2015).

10.13 +	Form of Non-qualified Stock Option Agreement under the Francesca’s Holdings Corporation 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the period ended August 1, 2015 filed by Francesca’s Holdings Corporation on September 9, 2015).

10.14 +	Form of Restricted Stock Award Agreement under the Francesca’s Holdings Corporation 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the period ended August 1, 2015 filed by Francesca’s Holdings Corporation on September 9, 2015).

10.15 +	Employment Letter Agreement, dated March 23, 2016, between Francesca’s Collections, Inc., Francesca’s Services Corporation, Francesca’s Holdings Corporation and Kelly M. Dilts (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Francesca’s Holdings Corporation on March 25, 2016)

10.16 +	Francesca’s Holdings Corporation Executive Bonus Plan (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the period ended April 30, 2016 filed by Francesca’s Holdings Corporation on June 9, 2016)

10.17 +	Form of Performance Stock Award Agreement under the Francesca’s Holdings Corporation 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the period ended April 30, 2016 filed by Francesca’s Holdings Corporation on June 9, 2016)

10.18 +	Employment Letter Agreement, dated September 16, 2016, between Francesca’s Collections, Inc., Francesca’s Services Corporation, Francesca’s Holdings Corporation and Steven P. Lawrence (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Francesca’s Holdings Corporation on September 20, 2016)

10.19 +	Performance Stock Award Agreement (Per Section 1(h)(ii)) dated October 10, 2016, between Francesca’s Holdings Corporation and Steven P. Lawrence (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the period ended October 29, 2016 filed by Francesca’s Holdings Corporation on December 7, 2016)

10.20 +	Form of Restricted Stock Award Agreement under the Francesca’s Holdings Corporation 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K filed by Francesca’s Holdings Corporation on March 22, 2017)

10.21 +	Separation Agreement dated December 12, 2017 between Francesca’s Collections, Inc., Francesca’s Services Corporation, Francesca’s Holdings Corporation and Kal Malik (filed herewith)

10.22 +	Separation Agreement dated August 20, 2017 between Francesca’s Services Corporation and Laurie Hummel (filed herewith)

10.23 +	Amendment to Separation Agreement dated January 22, 2018 between Francesca’s Services Corporation and Laurie Hummel (filed herewith)

Exhibit No.	Description

21.1	Subsidiaries of Francesca’s Holdings Corporation (filed herewith)

23.1	Consent of Ernst & Young, independent registered public accountants (filed herewith)

31.1	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)

31.2	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Interim Chief Financial Officer (filed herewith)

32.1	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Interim Chief Financial Officer (furnished herewith)

101	The following financial information from Francesca’s Holdings Corporation’s Annual Report on Form 10-K for the year ended February 3, 2018, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

  + Indicates a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2018.

FRANCESCA’S HOLDINGS CORPORATION

By:	/s/ Steven P. Lawrence
Name: Steven P. Lawrence
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Steven P. Lawrence	President and Chief Executive Officer	March 28, 2018
Steven Lawrence	(Principal Executive Officer)

/s/ Kelly Dilts	Chief Financial Officer	March 28, 2018
Kelly Dilts	(Principal Financial and Accounting Officer)

/s/ Patricia A. Bender	Director	March 28, 2018
Patricia A. Bender

/s/ Philip F. Bleser	Director	March 28, 2018
Philip F. Bleser

/s/ Richard Emmett	Director	March 28, 2018
Richard Emmett

/s/ Laurie Ann Goldman	Director	March 28, 2018
Laurie Ann Goldman

/s/ Richard Kunes	Chairman, Director	March 28, 2018
Richard Kunes

/s/ Joseph O’Leary	Director	March 28, 2018
Joseph O’Leary

/s/ Martyn Redgrave	Director	March 28, 2018
Martyn Redgrave

/s/ Marie Toulantis	Director	March 28, 2018
Marie Toulantis

