Form 10-Q
period 2018-05-05
Francesca's Holdings CORP
filed 2018-06-06
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 5, 2018

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

Large accelerated filer	☐	Smaller reporting company	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Emerging growth company	☐

Accelerated filer	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The registrant had 36,066,853 shares (excluding 11,079,448 shares of treasury stock) of its common stock outstanding as of May 15, 2018.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Francesca’s Holdings Corporation

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	May 5, 2018	February 3, 2018	April 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$21,833	$31,331	$48,101
Accounts receivable	20,488	16,642	8,145
Inventories	32,728	26,816	31,365
Prepaid expenses and other current assets	10,326	9,714	9,479
Total current assets	85,375	84,503	97,090
Property and equipment, net	89,321	87,702	81,577
Deferred income taxes	7,726	9,413	15,859
Other assets, net	4,222	3,622	2,896

TOTAL ASSETS	$186,644	$185,240	$197,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,827	$17,801	$21,305
Accrued liabilities	14,634	14,654	25,085
Total current liabilities	39,461	32,455	46,390
Landlord incentives and deferred rent	37,616	38,337	38,261
Total liabilities	77,077	70,792	84,651

Commitments and contingencies

Stockholders’ equity:
Common stock - $0.01 par value, 80.0 million shares authorized; 47.1 million, 46.3 million and 46.3 million shares issued at May 5, 2018, February 3, 2018 and April 29, 2017, respectively.	471	463	463
Additional paid-in capital	111,823	111,439	110,267
Retained earnings	157,294	159,045	147,817
Treasury stock, at cost – 11.1 million, 10.3 million and 9.2 million shares at May 5, 2018, February 3, 2018 and April 29, 2017, respectively.	(160,021)	(156,499)	(145,776)
Total stockholders’ equity	109,567	114,448	112,771

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$186,644	$185,240	$197,422

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Net sales	$100,405	$107,689
Cost of goods sold and occupancy costs	62,042	59,006
Gross profit	38,363	48,683
Selling, general and administrative expenses	42,883	41,281
(Loss) income from operations	(4,520)	7,402
Interest expense	(117)	(113)
Other income (expense)	150	(25)
(Loss) income before income tax (benefit) expense	(4,487)	7,264
Income tax (benefit) expense	(602)	2,931
Net (loss) income	$(3,885)	$4,333

Basic (loss) earnings per common share	$(0.11)	$0.12
Diluted (loss) earnings per common share	$(0.11)	$0.12

Weighted average shares outstanding:
Basic shares	34,836	36,943
Diluted shares	34,836	37,149

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional		Treasury	Total
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings	Stock, at cost	Stockholders' Equity
Balance, February 3, 2018	35,875	$463	$111,439	$159,045	$(156,499)	$114,448
Net loss	-	-	-	(3,885)	-	(3,885)
Stock-based compensation	-	-	418	-	-	418
Restricted stocks issued, net of forfeitures	856	8	(8)	-	-	-
Shares withheld related to net settlement of equity awards	(5)	-	(26)	-	-	(26)
Cumulative effect adjustment on adoption of new accounting standards, net of tax	-	-	-	2,134	-	2,134
Repurchases of common stock	(659)	-	-	-	(3,522)	(3,522)
Balance, May 5, 2018	36,067	471	111,823	157,294	(160,021)	109,567

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Cash Flows Provided by Operating Activities:
Net (loss) income	$(3,885)	$4,333
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,912	5,101
Stock-based compensation expense	418	1,254
Loss on sale of assets	61	110
Deferred income taxes	980	(347)
Impairment charges	27	-
Changes in operating assets and liabilities:
Accounts receivable	(3,846)	(2,540)
Inventories	(5,912)	(7,407)
Prepaid expenses and other assets	(1,276)	(1,638)
Accounts payable	8,721	10,341
Accrued liabilities	2,728	(676)
Landlord incentives and deferred rent	(721)	169
Net cash provided by operating activities	3,207	8,700

Cash Flows Used in Investing Activities:
Purchases of property and equipment	(8,725)	(4,634)
Net cash used in investing activities	(8,725)	(4,634)

Cash Flows Used in Financing Activities:
Repurchases of common stock	(3,980)	(9,054)
Taxes paid related to net settlement of equity awards	-	(113)
Net cash used in financing activities	(3,980)	(9,167)

Net decrease in cash and cash equivalents	(9,498)	(5,101)
Cash and cash equivalents, beginning of year	31,331	53,202
Cash and cash equivalents, end of period	$21,833	$48,101

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$24	$73
Interest paid	$47	$49

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Francesca’s Holdings Corporation is a holding company incorporated in 2007 under the laws of the State of Delaware whose business operations are conducted through its subsidiaries.  Unless the context otherwise requires, the “Company,” refers to Francesca’s Holdings Corporation and its consolidated subsidiaries. The Company operates a nationwide-chain of boutiques providing its customers with a unique, fun and personalized shopping experience. The Company offers a diverse and balanced mix of apparel, jewelry, accessories and gifts at attractive values. At May 5, 2018, the Company operated 744 boutiques, which are located in 47 states throughout the United States and the District of Columbia, and its ecommerce website.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations, changes in equity, and cash flows at the dates and for the periods presented. The financial information as of February 3, 2018 was derived from the Company’s audited consolidated financial statements and notes thereto as of and for the fiscal year ended February 3, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2018.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the fiscal year ended February 3, 2018 included in the Company’s Annual Report on Form 10-K.

Due to seasonal variations in the Company’s business, interim results are not necessarily indicative of results that may be expected for any other interim period or for a full year.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and all its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company maintains its accounts on a 52- or 53-week year ending on the Saturday closest to January 31st. Fiscal year 2018 includes 52 weeks of operations while fiscal year 2017 includes 53 weeks of operations. The fiscal quarters ended May 5, 2018 and April 29, 2017 refer to the thirteen week periods ended as of those dates.

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

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” on February 4, 2018 using the modified retrospective approach. Prior period amounts were not adjusted and continue to be reported in accordance with ASC 605, “Revenue Recognition.” As a result of adoption of ASC 606, the Company recorded an adjustment of $2.0 million, net of $0.7 million tax effect, to the beginning balance of retained earnings related to the change in timing of recognizing gift card breakage income. In addition, the cost of estimated returns is now included in current assets rather than netted with the allowance for sales returns, and ecommerce sales are now recognized upon shipment rather than delivery to the customer, with the cumulative effect related to this change determined to be immaterial.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

The Company recognizes revenue when control of the merchandise is transferred to customers in an amount that reflects the consideration received in exchange for such merchandise. For boutique sales, control is transferred at the point at which the customer receives and pays for the merchandise at the register. For ecommerce sales, control is transferred when merchandise is tendered to a third party carrier for delivery to the customer. The consideration received is the stated price of the merchandise, net of any discount, sales tax collected and estimated sales returns, and, in the case of ecommerce sales, includes shipping revenue. Cash is typically received on the day of or, in the case of credit or debit card transactions, within several days of the related sales. Management estimates future returns on previously sold merchandise based on return history and current sales levels. Estimated returns are periodically compared to actual sales returns and adjusted, if appropriate. The provision for estimated returns is included in accrued liabilities while the associated cost of merchandise is included as part of prepaid and other current assets in the consolidated balance sheets.

Disaggregated revenue

The Company disaggregates net sales into the following major merchandise departments.

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
	(in thousands)
Apparel	$49,534	$60,012
Jewelry	23,858	23,771
Accessories	15,484	13,981
Gifts	11,105	11,115
	99,981	108,879
Others (1)	424	(1,190)
	$100,405	$107,689

(1)	Includes gift card breakage income, shipping revenue and change in return reserve.

Contract liability

Contract liability consists of gift card liability. The Company accounts for the sale of gift cards as a liability at the time a gift card is sold. The liability is relieved and revenue is recognized upon redemption of the gift card. The Company’s gift cards do not have an expiration date. Income from gift card breakage is estimated based on historical redemption patterns and recognized over the historical redemption period. Unredeemed gift cards at the end of the prior fiscal year recognized in revenues during the thirteen weeks ended May 5, 2018 and April 29, 2017 totaled $1.7 million and $2.0 million, respectively, while gift card breakage income totaled $0.2 million and $0.1 million, over the same period, respectively.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-04 “Liabilities - Extinguishments of Liabilities (Subtopic 405-20), Recognition of Breakage for Certain Prepaid Stored-Value Products.” The new guidance allows a company to derecognize amounts related to expected breakage to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. ASU 2016-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. This standard may be adopted on either a modified retrospective or a retrospective basis.

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

The Company adopted ASU 2016-04 and ASU 2014-09 on February 4, 2018 using the modified retrospective approach. Please refer to the Revenue Recognition policy section of this Note 1 to the Unaudited Consolidated Financial Statements for further information.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

Recent Accounting Pronouncements Not Yet Adopted

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

2.	(Loss) Earnings per Share

Basic (loss) earnings per common share amounts are calculated using the weighted-average number of common shares outstanding for the period. Diluted (loss) earnings per common share amounts are calculated using the weighted-average number of common shares outstanding for the period and include the dilutive impact of restricted stock and stock option grants using the treasury stock method. The following table summarizes the potential dilution that could occur if stock options to acquire common stock were exercised or if the restricted stock grants were fully vested and reconciles the weighted-average common shares outstanding used in the computation of basic and diluted (loss) earnings per share.

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(3,885)	$4,333
Denominator:
Weighted-average common shares outstanding - basic	34,836	36,943
Restricted stocks and stock options	- (1)	206
Weighted-average common shares outstanding - diluted	34,836	37,149

Per common share:
Basic (loss) earnings per common share	$(0.11)	$0.12
Diluted (loss) earnings per common share	$(0.11)	$0.12

(1)	Due to the Company being in a net loss position in the thirteen weeks ended May 5, 2018, no restricted stocks and stock options were included in the computation of diluted loss per share as their effect would have been anti-dilutive.

Potentially issuable shares under the Company’s stock-based compensation plans amounting to 0.8 million and 0.3 million shares in the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively, were excluded in the computation of diluted weighted-average common shares outstanding due to their anti-dilutive effect. The Company also excluded contingently issuable performance-based awards totaling 0.7 million and 0.4 million shares in the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively, from the computation of diluted earnings per share because the pre-established goals had not been satisfied as of the end of each period.

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

The provision for income taxes is based on the Company’s current estimate of the annual effective tax rate. The effective income tax rates for the thirteen weeks ended May 5, 2018 and April 29, 2017 were 13.4% and 40.3%, respectively. The decrease in the effective tax rate in the thirteen weeks ended May 5, 2018 versus the comparable prior year period was due to the lower corporate tax rate under the Tax Cuts and Jobs Act (“Tax Act”) enacted in December 2017 as well as the additional tax expense recognized related to the expiration of certain stock-based awards.

As of May 5, 2018 and April 29, 2017, the Company had $11.4 million of income tax receivable and $9.3 million of income tax payable, respectively.

The Company has not recorded any adjustment to its estimates at the end of fiscal year 2017 as a result of the enactment of the Tax Act. As the Company continues to refine and update its analysis of the Tax Act and interprets any additional guidance, it may make adjustments to the amounts that have been previously recorded. Any such adjustment will be reflected in income tax expense or benefit in fiscal year 2018.

5.	Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc., (“Francesca’s Collections”), as borrower, and its parent company, Francesca’s LLC (the “Parent”), a wholly-owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement (“Second Amended and Restated Credit Agreement”) with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto.  The credit facility provides capacity of $75.0 million (including up to $10.0 million for letters of credit) and matures on August 30, 2018.  The facility also contains an option permitting Francesca’s Collections, subject to certain requirements and conditions, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event Francesca’s Collections has certain indebtedness outstanding.  At May 5, 2018, no borrowings were outstanding under the revolving credit facility.

The credit facility contains customary events of default and requires Francesca’s Collections to comply with certain financial covenants. As of May 5, 2018, Francesca’s Collections was in compliance with all covenants under the credit facility. The credit facility restricts the amount of dividends Francesca’s Collections can pay; provided that Francesca’s Collections is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and Francesca’s Collections is in pro forma compliance with a maximum secured leverage ratio. At May 5, 2018, Francesca’s Collections would have met the conditions for paying dividends out of the available investment basket. All obligations under the credit facility are secured by substantially all the assets of Francesca’s Collections and any subsidiary guarantor, if any. All obligations under the facility are unconditionally guaranteed, subject to certain exceptions, by Francesca’s LLC and each of Francesca’s Collections’ existing and future direct and indirect wholly-owned domestic subsidiaries.

The Second Amended and Restated Credit Agreement was terminated in connection with the Company’s entry into a new asset based revolving credit facility on May 25, 2018. See Note 9, Subsequent Events, for additional information.

6.	Stock-based Compensation

Stock-based compensation cost is measured at the grant date fair value and is recognized as an expense on a straight-line basis over the employee’s requisite service period. The Company recognized $0.4 million and $1.3 million of stock-based compensation expense in the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively.

Management Awards

In March 2018 and 2017, the Company granted 0.9 million and 0.2 million shares of restricted stock, respectively, to certain executives and key employees.  For the fiscal 2018 award, 50% of the total shares awarded were in the form of performance-based restricted shares (“PSA”) while the remaining 50% were in the form of time-based restricted shares (“RSA”). For the fiscal 2017 award, 65% of the total shares awarded were in the form of PSAs while the remaining 35% were in the form of RSAs. The number of PSAs that may ultimately vest will equal 0% to 150% of the target shares awarded subject to the achievement of pre-established performance goals and the employee’s continued employment through the third anniversary of the grant date. The RSAs vest in one installment on the third anniversary of the award date. At the end of each reporting period, the Company assessed the probability of achieving the pre-established performance conditions related to the PSAs and adjusted stock-based compensation expense based on the results of such assessment.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

7.	Share Repurchases

On March 15, 2016, the Company’s Board of Directors authorized a $100.0 million share repurchase program (“Repurchase Plan”) which commenced in April 2016. The Repurchase Plan has no expiration date. Under the Repurchase Plan, purchases can be made from time to time in the open market, in privately negotiated transactions, under Rule 10b5-1 plans or through other available means. The specific timing and amount of the repurchases is dependent on market conditions, securities law limitations and other factors.

The following table summarizes the Company’s repurchase activity for the periods presented. The cost of repurchased shares is presented as treasury stock in the unaudited consolidated balance sheets.

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
	(in thousands, except per share data)
Number of shares repurchased	659	609
Total cost of shares repurchased	$3,522	$9,285
Average price per share (including brokers' commission)	$5.34	$15.24

At May 5, 2018, there was $40.2 million remaining balance available for future purchases under the Repurchase Plan.

8.	Commitments and Contingencies

Operating Leases

The Company leases boutique space, office space, and its distribution center under operating leases expiring in various years through the fiscal year ending 2029. Certain of the leases provide that the Company may cancel the lease, with penalties as defined in the lease, if the Company’s boutique sales at that location fall below an established level. Certain leases provide for additional rent payments to be made when sales exceed a base amount. Certain operating leases provide for renewal options for periods from three to five years at their fair rental value at the time of renewal.

Minimum future rental payments under non-cancellable operating leases as of May 5, 2018, are as follows:

Fiscal year	Amount
(in thousands)
Remainder of 2018	$37,750
2019	48,373
2020	42,901
2021	36,039
2022	30,195
Thereafter	80,342
$275,600

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

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

9.	Subsequent Events

On May 25, 2018, Francesca’s Holdings Corporation (the “Holdings”), as a guarantor, certain of its subsidiaries, as borrowers (the “Borrowers”), and certain of its subsidiaries as guarantors (together with Holdings and the Borrowers, the “Loan Parties”), entered into an asset based revolving Credit Agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. The Credit Agreement provides for revolving commitments of $50.0 million (including up to $10.0 million for letters of credit) and matures on May 25, 2023. The Credit Agreement also contains an increase option permitting the Borrowers, subject to certain requirements, to arrange with lenders for additional revolving commitments for up to an aggregate of $25.0 million.

All obligations of each other Loan Party under the Credit Agreement are unconditionally guaranteed by Holdings and each of Holdings’ existing and future direct and indirect wholly owned domestic subsidiaries, including the Borrowers. All obligations under the Credit Agreement, and the guarantees of those obligations (as well as banking services obligations and any interest rate hedging or other swap agreements), are secured by substantially all of the assets of Holdings and each of Holdings’ existing and future direct and indirect wholly owned domestic subsidiaries. In addition, the Credit Agreement requires the Loan Parties to maintain a minimum ratio of (i) EBITDAR (as defined in the Credit Agreement) minus unfinanced capital expenditures (as defined in the Credit Agreement), to (ii) fixed charges of 1.00 to 1.00 during periods when availability (as defined in the Credit Agreement) is less than $6,000,000 (or has recently been less than $6,000,000 as further specified in the Credit Agreement) (such ratio, the “Fixed Charge Coverage Ratio”).

The borrowings under the Credit Agreement bear interest at a rate equal to an applicable margin plus, at the option of the Borrowers, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the federal funds rate plus 1/2 of 1.00%, and (3) LIBOR for an interest period of one month plus 1.00% (subject to a 0.0% LIBOR floor), provided that that the interest rate for base rate borrowings (including the addition of the applicable margin) shall be no less than 1.50% per annum, or (b) in the case of LIBOR borrowings, a rate equal to the LIBOR for the interest period relevant to such borrowing subject to a 0.00% floor. The applicable margin for borrowings under the Credit Agreement ranges from -0.50% to 0.00% per annum with respect to base rate borrowings and from 1.25% to 1.75% per annum with respect to LIBOR borrowings, in each case based upon the achievement of specified levels of the Fixed Charge Coverage Ratio. The Credit Agreement also requires the Borrowers to pay a commitment fee for the unused portion of the revolving facility of 0.20% per annum.

Concurrent with entering into the Credit Agreement, the existing Second Amended and Restated Credit Agreement, as described in Note 5 to the Notes to Unaudited Consolidated Financial Statements, terminated.

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. These risks and uncertainties include, but are not limited to, the following: the risk that we cannot anticipate, identify and respond quickly to changing fashion trends and customer preferences or changes in consumer environment, including changing expectations of service and experience in boutiques and online, and evolve our business model; our ability to attract a sufficient number of customers to our boutiques or sell sufficient quantities of our merchandise through our ecommerce business; our ability to successfully open, refresh and operate new boutiques each year; our ability to efficiently source and distribute additional merchandise quantities necessary to support our growth; and new tax developments or guidance that may influence our effective tax rate. For additional information regarding these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward looking statements, please refer to “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 and filed with the Securities and Exchange Commission (“SEC”) on March 28, 2018 (“Fiscal Year 2017 10-K”) and any risk factors contained in subsequent Quarterly Reports on Form 10-Q or other filings we file with the SEC, as well as our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Fiscal Year 2017 10-K.

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

francesca’s® is a growing specialty retailer which operates a nationwide-chain of boutiques providing customers a unique, fun and personalized shopping experience. The merchandise assortment is a diverse and balanced mix of apparel, jewelry, accessories and gifts. As of May 5, 2018, francesca’s ® operated 744 boutiques in 47 states and the District of Columbia and also served its customers through www.francescas.com, our ecommerce website. The information contained on our ecommerce website is not incorporated by reference into this Quarterly Report on Form 10-Q and you should not consider information contained on our ecommerce website to be part of this Quarterly Report on Form 10-Q.

During the thirteen weeks ended May 5, 2018, our net sales decreased 7% to $100.4 million from $107.7 million, income from operations decreased by $11.9 million from $7.4 million to a loss from operations of $4.5 million, and net income decreased $8.2 million from $4.3 million, or $0.12 earnings per diluted share based on 37.1 million weighted average diluted shares outstanding, to a net loss of $3.9 million, or $0.11 loss per diluted share based on 34.8 million weighted average diluted shares outstanding, over the comparable prior year period.

We increased our boutique count to 744 boutiques as of May 5, 2018 from 679 boutiques as of April 29, 2017. We plan to open approximately 8 boutiques and close 16 during the remainder of the fiscal year.

We are in the process of deploying new technologies to enhance our omni-channel and customer engagement capabilities as part of our long-term strategic plan. In fiscal year 2017, we completed our legacy point-of-sale system replacement and the implementation of a new customer relationship management system. We started the implementation of a new warehouse management system for ecommerce and expect that such implementation will be completed in fiscal year 2018. This new system will enhance our visibility into our products and supply chain resulting in improved customer service, improved operational efficiency, enhanced management analytics and increased inventory synergies between our ecommerce and our boutique channels.

Results of Operations

The following represents operating data for the thirteen weeks ended May 5, 2018 and April 29, 2017.

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Net sales growth for period	(7)%	1%
Comparable sales results for the period (1)	(16)%	(5)%
Number of boutiques open at end of period	744	679
Net sales per average square foot for period (2)	$96	$114
Average square feet per boutique (3)	1,445	1,398
Total gross square feet at end of period	1,075,000	949,000

(1)	A boutique is included in comparable sales on the first day of the fifteenth full month following the boutique’s opening. If a boutique is closed for four or more days within a given fiscal week for any reason, we exclude sales from that boutique from comparable sales for that full fiscal week. If a boutique is permanently closed, we exclude sales from that boutique from comparable sales on the first day of the fiscal month that it did not register full month of sales. Comparable sales include our ecommerce sales and exclude gift card breakage income.
(2)	Net sales per average square foot is calculated by dividing net sales for the period by the average square feet during the period. For purposes of providing net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. For individual quarterly periods, average square feet is calculated as (a) the sum of total gross square feet at the beginning and end of the period divided by (b) two. For periods consisting of more than one fiscal quarter, average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.
(3)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.

 Boutique Count

The following table summarizes the number of boutiques open at the beginning and end of the periods indicated.

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Number of boutiques open at beginning of period	721	671
Boutiques added	27	12
Boutiques closed	(4)	(4)
Number of boutiques open at the end of period	744	679

Thirteen Weeks Ended May 5, 2018 Compared to Thirteen Weeks Ended April 29, 2017

	Thirteen Weeks Ended
	May 5, 2018		April 29, 2017		Variance
	In USD	As a % of Net Sales (1)	In USD	As a % of Net Sales (1)	In USD	%	Basis Points
	(in thousands, except percentages and basis points)
Net sales	$100,405	100.0%	$107,689	100.0%	$(7,284)	(7)%	-
Cost of goods sold and occupancy costs	62,042	61.8%	59,006	54.8%	3,036	5%	700
Gross profit	38,363	38.2%	48,683	45.2%	(10,320)	(21)%	(700)
Selling, general and administrative expenses	42,883	42.7%	41,281	38.3%	1,602	4%	440
(Loss) income from operations	(4,520)	(4.5)%	7,402	6.9%	(11,922)	(161)%	(1,140)
Interest expense	(117)	(0.1)%	(113)	(0.1)%	(4)	(4)%	-
Other income (expense)	150	0.1%	(25)	(0.0)%	175	700%	10
(Loss) income before income tax expense	(4,487)	(4.5)%	7,264	6.7%	(11,751)	(162)%	(1,120)
Income tax (benefit) expense	(602)	(0.6)%	2,931	2.7%	(3,533)	(121)%	(330)
Net (loss) income	$(3,885)	(3.9)%	$4,333	4.0%	$(8,218)	(190)%	(790)

(1)	Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales decreased 7% to $100.4 million in the thirteen weeks ended May 5, 2018 from $107.7 million in the thirteen weeks ended April 29, 2017. This decrease was due to a 16% decrease in comparable sales compared to a 5% decrease in the same period of the prior year. The decrease in comparable sales was primarily due to a decline in boutique traffic and conversion rates. This decrease was partially offset by 65 net new boutiques added since the comparable prior year period. There were 658 comparable boutiques and 86 non-comparable boutiques open at May 5, 2018 compared to 604 and 75, respectively, at April 29, 2017.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 5% to $62.0 million in the thirteen weeks ended May 5, 2018 from $59.0 million in the thirteen weeks ended April 29, 2017. Cost of merchandise and shipping expenses decreased by $0.4 million consistent with the decreased sales volume during the quarter. Occupancy costs increased by $3.4 million due to the increase in the number of boutiques in operation during the thirteen weeks ended May 5, 2018 compared to the same period of the prior year.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 61.8% in the thirteen weeks ended May 5, 2018 from 54.8% in the thirteen weeks ended April 29, 2017, an unfavorable variance of 700 basis points. This change was due to a 480 basis points deleveraging of occupancy costs as well as 220 basis points decrease in merchandise margin. The lower merchandise margin was driven by increased markdowns.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 4% to $42.9 million in the thirteen weeks ended May 5, 2018 from $41.3 million in the thirteen weeks ended April 29, 2017. This variance was primarily due to expenses associated with new boutiques opened since the comparable prior year period.

As a percentage of net sales, selling, general and administrative expense increased to 42.7% in the thirteen weeks ended May 5, 2018 as compared to 38.3% in the thirteen weeks ended April 29, 2017 due to deleveraging of expenses as a result of lower sales.

Income Tax (Benefit) Expense

The decrease in provision for income taxes of $3.5 million in the thirteen weeks ended May 5, 2018 compared to the thirteen weeks ended April 29, 2017 was primarily due to the decrease in pre-tax income as well as the lower effective tax rate. The effective tax rate decreased to 13.4% from 40.3% as a result of the lower corporate tax rate under the Tax Cuts and Jobs Act (“Tax Act”) enacted in December 2017 as well as the additional expense recognized related to the expiration of certain stock-based awards.

We did not record any adjustment to our estimates at the end of fiscal year 2017 as a result of the enactment of the Tax Act.  As we continue to refine and update our analysis of the Tax Act and interpret any additional guidance, we may make adjustments to the amounts previously recorded. Any such adjustment will be reflected in income tax expense or benefit in fiscal year 2018.

Sales by Merchandise Department

	Thirteen Weeks Ended
	May 5, 2018		April 29, 2017
	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales
	(in thousands, except percentages)
Apparel	$49,534	49.3%	$60,012	55.7%
Jewelry	23,858	23.8%	23,771	22.1%
Accessories	15,484	15.4%	13,981	13.0%
Gifts	11,105	11.1%	11,115	10.3%
Merchandise sales	99,981	99.6%	108,879	101.1%
Other (1)	424	0.4%	(1,190)	(1.1)%
	$100,405	100.0%	$107,689	100.0%

(1)	Includes gift card breakage income, shipping and change in return reserve.

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

We were in compliance with all covenants under our revolving credit facility as of May 5, 2018. On May 5, 2018, we had $21.8 million of cash and cash equivalents and $75.0 million in borrowing availability under our revolving credit facility. There were no borrowings outstanding under our revolving credit facility at May 5, 2018. On May 25, 2018, we terminated our existing revolving credit facility and entered into a new asset based credit facility which provides us with a maximum borrowing availability of $50 million. See “Revolving Credit Facility” below for more information.

We expect that our cash flow from operations along with borrowings under our revolving credit facility and tenant allowances for new boutiques will be sufficient to fund capital expenditures and our working capital requirements for at least the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
	(in thousands)
Provided by operating activities	$3,207	$8,700
Used in investing activities	(8,725)	(4,634)
Used in financing activities	(3,980)	(9,167)
Net decrease in cash and cash equivalents	$(9,498)	$(5,101)

Operating Activities

Operating activities consist of net (loss) income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords. Net cash provided by operating activities was $3.2 million and $8.7 million in each of the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively. The decrease in cash provided by operating activities in the current period as compared to the same period of the prior year was primarily due to the decrease in net income as well as timing of payments for inventory purchases, accrued payroll and income taxes.

Investing Activities

Investing activities consist primarily of capital expenditures for new boutiques, improvements to existing boutiques, as well as investments in information technology and our distribution facility.

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
	(in thousands)
Capital expenditures for:
New boutiques	$5,777	$3,031
Remodels	1,929	784
Existing boutiques	417	332
Technology	435	339
Corporate and distribution	167	148
	$8,725	$4,634

Our total capital expenditures for the thirteen weeks ended May 5, 2018 and April 29, 2017 were $8.7 million and $4.6 million, respectively, which were mostly spent on new boutiques and remodels. Spending for boutiques include amounts associated with boutiques that will open subsequent to the end of each fiscal quarter.

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
New boutiques:
Number of new boutiques opened	27	12
Average cost per new boutique	$307,000	$256,000
Average tenant allowance per new boutique	$45,000	$74,000

Remodels:
Number of boutiques remodeled	15	4
Average cost per remodeled boutique	$140,000	$178,000

The increase in the average cost of new boutiques during the thirteen weeks ended May 5, 2018 compared to the same prior year period was due to higher costs of leasehold improvements as well as furniture and fixtures as a result of implementing our new boutique design which was piloted in our existing boutiques last year. Average tenant allowance per boutique decreased principally due to our continued focus in lowering rental rates. Tenant allowances are amortized as a reduction in rent expense over the term of the lease. The average collection period for these allowances is approximately six months after boutique opening. As a result, we fund the cost of new boutiques with cash flow from operations and build-out allowances from our landlords. Borrowings under our revolving credit facility can also be used, if needed, to buildout boutiques. As previously disclosed, we are embarking on a remodel program in fiscal year 2018. For the thirteen weeks ended May 5, 2018, the average cost of a remodel decreased compared to the same period last year primarily due to the refinement of our new boutique design.

Management anticipates that capital expenditures for the remainder of fiscal year 2018 will be approximately $21.3 million. The majority of this amount will be spent on new and existing boutiques as well as investments in our technology systems.

Financing Activities

Financing activities consist of borrowings and payments under our revolving credit facility, repurchases of our common stock, and proceeds from the exercise of stock options and the related tax consequence.

Net cash used in financing activities totaled $4.0 million and $9.2 million during the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively. Cash used in financing activities in each period primarily consists of repurchases of common stock.

Revolving Credit Facility

Second Amended and Restated Credit Agreement

On August 30, 2013, Francesca’s Collections, Inc. (the “Francesca’s Collections”), as borrower, and its parent company, Francesca's LLC, a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto. The credit facility provides capacity of $75.0 million (including up to $10.0 million for letters of credit) and matures on August 30, 2018. The facility also contains an option permitting Francesca’s Collections, subject to certain requirements and conditions, to arrange with the lenders for additional incremental commitments up to an aggregate of $25.0 million, subject to reductions in the event that Francesca’s Collections has certain indebtedness outstanding. At May 5, 2018, no borrowings were outstanding under the credit facility.

The credit facility contains customary events of default and requires Francesca’s Collections to comply with certain financial covenants. As of May 5, 2018, Francesca’s Collections was in compliance with all covenants under the credit facility. The credit facility restricts the amount of dividends Francesca’s Collections can pay; provided that Francesca’s Collections is permitted to pay dividends to the extent it has available capacity in its available investment basket (as defined in the Second Amended and Restated Credit Agreement), no default or event of default is continuing, certain procedural requirements have been satisfied and Francesca’s Collections is in pro forma compliance with a maximum secured leverage ratio. At May 5, 2018, Francesca’s Collections would have met the conditions for paying dividends out of the available investment basket. All obligations under the credit facility are secured by substantially all the assets of the Francesca’s Collections and any subsidiary guarantor, if any. All obligations under the facility are unconditionally guaranteed by, subject to certain exceptions, by Francesca’s LLC and each of Francesca’s Collections existing and future direct and indirect wholly-owned domestic subsidiaries.

On May 25, 2018, concurrent with entering into the Asset Based Revolving Credit Facility described below, the Second Amended and Restated Credit Agreement was terminated.

Asset Based Revolving Credit Facility

On May 25, 2018, Francesca’s Holdings Corporation (the “Holdings”), as a guarantor, certain of its subsidiaries, as borrowers (the “Borrowers”), and certain of its subsidiaries as guarantors (together with the Company and the Borrowers, the “Loan Parties”), entered into an asset based revolving Credit Agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. The Credit Agreement provides for revolving commitments of $50.0 million (including up to $10.0 million for letters of credit) and matures on May 25, 2023. The Credit Agreement also contains an increase option permitting the Borrowers, subject to certain requirements, to arrange with lenders for additional revolving commitments for up to an aggregate of $25.0 million.

All obligations of each other Loan Party under the Credit Agreement are unconditionally guaranteed by the Company and each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries, including the Borrowers. All obligations under the Credit Agreement, and the guarantees of those obligations (as well as banking services obligations and any interest rate hedging or other swap agreements), are secured by substantially all of the assets of the Company and each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries. In addition, the Credit Agreement requires the Loan Parties to maintain a minimum ratio of (i) EBITDAR (as defined in the Credit Agreement) minus unfinanced capital expenditures (as defined in the Credit Agreement), to (ii) fixed charges of 1.00 to 1.00 during periods when availability (as defined in the Credit Agreement) is less than $6,000,000 (or has recently been less than $6,000,000 as further specified in the Credit Agreement) (such ratio, the “Fixed Charge Coverage Ratio”).

The borrowings under the Credit Agreement bear interest at a rate equal to an applicable margin plus, at the option of the Borrowers, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the federal funds rate plus 1/2 of 1.00%, and (3) LIBOR for an interest period of one month plus 1.00% (subject to a 0.0% LIBOR floor), provided that that the interest rate for base rate borrowings (including the addition of the applicable margin) shall be no less than 1.50% per annum, or (b) in the case of LIBOR borrowings, a rate equal to the LIBOR for the interest period relevant to such borrowing subject to a 0.00% floor. The applicable margin for borrowings under the Credit Agreement ranges from -0.50% to 0.00% per annum with respect to base rate borrowings and from 1.25% to 1.75% per annum with respect to LIBOR borrowings, in each case based upon the achievement of specified levels of the Fixed Charge Coverage Ratio. The Credit Agreement also requires the Borrowers to pay a commitment fee for the unused portion of the revolving credit facility of 0.20% per annum.

The Credit Agreement contains customary affirmative and negative covenants, including limitations, subject to customary exceptions, on the ability of the Company and its subsidiaries to (i) incur additional debt; (ii) create liens; (iii) make certain investments, acquisitions, loans and advances; (iv) sell assets; (v) pay dividends or make distributions or make other restricted payments; (vi) prepay other indebtedness; (vii) engage in mergers or consolidations; (viii) change the business conducted by the Company and its subsidiaries; (ix) engage in certain transactions with affiliates; (x) enter into agreements that restrict dividends from subsidiaries or the ability of subsidiaries to grant lines upon their assets; and (xi) amend certain charter documents and material agreements governing subordinated and junior indebtedness.

The Credit Agreement also contains customary events of default, including: (i) failure to pay principal, interest, fees or other amounts under the Credit Agreement when due taking into account any applicable grace period; (ii) any representation or warranty proving to have been materially incorrect when made or deemed made; (iii) a cross default with respect to other material indebtedness; (iv) bankruptcy and insolvency events; (v) unsatisfied material final judgments; (vi) a “change of control”; (vii) certain defaults under the Employee Retirement Income Security Act of 1974; (viii) the invalidity or impairment of any loan document or any security interest; and (ix) breach of covenants in the Credit Agreement and other loan documents.

Share Repurchase Program

For information regarding our share repurchase program, please refer to Note 7 to our unaudited consolidated financial statements included in Part I of this report, which is incorporated herein by reference.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 1 to the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. As of May 5, 2018, there were no significant changes to any of our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, please refer to Note 1 to our unaudited consolidated financial statements included in Part I of this Report, which is incorporated herein by reference.

Contractual Obligations

There were no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, other than those which occur in the normal course of business.

 Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows could be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future. At May 5, 2018, no borrowings were outstanding under the Second Amended and Restated Credit Agreement.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of May 5, 2018.

There were no changes in our internal control over financial reporting during the quarter ended May 5, 2018 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings involving us, please refer to Note 8 to our unaudited consolidated financial statements included in Part I of this Report, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 and filed with the SEC on March 28, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company’s share repurchase activity during the 13 weeks ended May 5, 2018.

Period (1)	Total number of shares purchased		Average price paid per share (2)	Total number of shares purchased as part of a publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs
February 4, 2018 – March 3, 2018	519,250		$5.39	519,250	$40,894,864
March 4, 2018 – April 7, 2018	145,288	(4)	$5.16	140,110	$40,172,502
April 8, 2018 – May 5, 2018	-		-	-	$40,172,502

Total	664,538		$5.34	659,360

(1)	Periodic information is presented by reference to our fiscal monthly periods during the first quarter of fiscal year 2018.
(2)	Average price paid per share includes brokers’ commission.
(3)	On March 15, 2016, the Company’s Board of Directors authorized a $100 million share repurchase program commencing in April 2016. This authorization has no expiration date. Under the repurchase program, purchases can be made from time to time through open market purchases, in privately negotiated transactions, under a Rule 10b5-1 plans or through other available means. The specific timing and amount of repurchases is dependent on market conditions, securities law limitations and other factors.
(4)	Includes 5,178 shares of restricted stock purchased in connection with employee tax withholding obligations.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.3 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011)

3.2	Amended and Restated Bylaws of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on September 20, 2016)

10.1	Credit Agreement, dated as of May 25, 2018, among Francesca’s Holdings Corporation, its Subsidiaries party thereto as loan parties, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on May 30, 2018)

31.1*	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

Exhibit No.	Description

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of May 5, 2018, February 3, 2018 and April 29, 2017, (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Ended May 5, 2018 and April 29, 2017, (iii) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Thirteen Weeks Ended May 5, 2018, (iv) Unaudited Consolidated Statements of Cash Flows for the Thirteen Weeks ended May 5, 2018 and April 29, 2017 and (v) the Notes to the Unaudited Consolidated Financial Statements.

* Filed herewith.

** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Francesca’s Holdings Corporation
(Registrant)

Date: June 6, 2018	/s/ Kelly M. Dilts
Kelly M. Dilts
Chief Financial Officer (duly authorized officer and Principal Financial and Accounting Officer)

