Form 10-Q
period 2018-08-04
Francesca's Holdings CORP
filed 2018-09-12
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 4, 2018

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The registrant had 36,223,071 shares (excluding 11,079,448 shares of treasury stock) of its common stock outstanding as of August 15, 2018.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Francesca’s Holdings Corporation

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	August 4, 2018	February 3, 2018	July 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$23,354	$31,331	$33,298
Accounts receivable	19,764	16,642	18,416
Inventories	31,902	26,816	34,036
Prepaid expenses and other current assets	10,549	9,714	9,433
Total current assets	85,569	84,503	95,183
Property and equipment, net	89,858	87,702	83,956
Deferred income taxes	7,233	9,413	16,009
Other assets, net	4,912	3,622	3,138

TOTAL ASSETS	$187,572	$185,240	$198,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,406	$17,801	$26,971
Accrued liabilities	11,926	14,654	17,748
Total current liabilities	41,332	32,455	44,719
Landlord incentives and deferred rent	35,904	38,337	38,125
Total liabilities	77,236	70,792	82,844

Commitments and contingencies

Stockholders’ equity:
Common stock - $0.01 par value, 80.0 million shares authorized; 47.3 million, 46.3 million and 46.4 million shares issued at August 4, 2018, February 3, 2018 and July 29, 2017, respectively.	473	463	464
Additional paid-in capital	112,136	111,439	111,405
Retained earnings	157,748	159,045	155,080
Treasury stock, at cost – 11.1 million, 10.3 million and 9.7 million shares at August 4, 2018, February 3, 2018 and July 29, 2017, respectively.	(160,021)	(156,499)	(151,507)
Total stockholders’ equity	110,336	114,448	115,442

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$187,572	$185,240	$198,286

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales	$113,025	$119,707	$213,430	$227,396
Cost of goods sold and occupancy costs	68,918	64,312	130,960	123,317
Gross profit	44,107	55,395	82,470	104,079
Selling, general and administrative expenses	43,277	43,556	86,160	84,934
Income (loss) from operations	830	11,839	(3,690)	19,145
Interest expense	(112)	(110)	(229)	(223)
Other income	102	119	252	190
Income (loss) before income tax expense (benefit)	820	11,848	(3,667)	19,112
Income tax expense (benefit)	366	4,585	(236)	7,516
Net income (loss)	$454	$7,263	$(3,431)	$11,596

Basic earnings (loss) per common share	$0.01	$0.20	$(0.10)	$0.32
Diluted earnings (loss) per common share	$0.01	$0.20	$(0.10)	$0.32

Weighted average shares outstanding:
Basic shares	34,759	36,336	34,807	36,639
Diluted shares	35,020	36,472	34,807	36,811

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional		Treasury	Total
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings	Stock, at cost	Stockholders' Equity
Balance, February 3, 2018	35,875	463	111,439	159,045	(156,499)	114,448
Net loss	-	-	-	(3,431)	-	(3,431)
Stock-based compensation	-	-	733	-	-	733
Restricted stocks issued, net of forfeitures	1,012	10	(10)	-	-	-
Shares withheld related to net settlement of equity awards	(5)	-	(26)	-	-	(26)
Cumulative effect adjustment on adoption of new accounting standards, net of tax	-	-	-	2,134	-	2,134
Repurchases of common stock	(659)	-	-	-	(3,522)	(3,522)
Balance, August 4, 2018	36,223	473	112,136	157,748	(160,021)	110,336

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017
Cash Flows Provided by Operating Activities:
Net (loss) income	$(3,431)	$11,596
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,105	10,310
Stock-based compensation expense	733	2,422
Loss on disposal of assets	350	233
Deferred income taxes	1,473	(497)
Impairment charges	148	100
Changes in operating assets and liabilities:
Accounts receivable	(3,122)	(12,538)
Inventories	(5,086)	(10,078)
Prepaid expenses and other assets	(2,411)	(1,978)
Accounts payable	12,590	16,864
Accrued liabilities	20	(8,013)
Landlord incentives and deferred rent	(2,433)	33
Net cash provided by operating activities	10,936	8,454

Cash Flows Used in Investing Activities:
Purchases of property and equipment	(14,436)	(12,890)
Net cash used in investing activities	(14,436)	(12,890)

Cash Flows Used in Financing Activities:
Repurchases of common stock	(3,980)	(15,326)
Taxes paid related to net settlement of equity awards	(26)	(142)
Payment of debt issuance costs	(471)	-
Net cash used in financing activities	(4,477)	(15,468)

Net decrease in cash and cash equivalents	(7,977)	(19,904)
Cash and cash equivalents, beginning of year	31,331	53,202
Cash and cash equivalents, end of period	$23,354	$33,298

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$226	$23,742
Interest paid	$77	$97

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Francesca’s Holdings Corporation is a holding company incorporated in 2007 under the laws of the State of Delaware whose business operations are conducted through its subsidiaries.  Unless the context otherwise requires, the “Company,” refers to Francesca’s Holdings Corporation and its consolidated subsidiaries. The Company operates a nationwide-chain of boutiques providing its customers with a unique, fun and personalized shopping experience. The Company offers a diverse and balanced mix of apparel, jewelry, accessories and gifts at attractive values. At August 4, 2018, the Company operated 742 boutiques, which are located in 47 states throughout the United States and the District of Columbia, and its ecommerce website.

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

Fiscal Year

The Company maintains its accounts on a 52- or 53-week year ending on the Saturday closest to January 31st. Fiscal year 2018 includes 52 weeks of operations while fiscal year 2017 includes 53 weeks of operations. The fiscal quarters ended August 4, 2018 and July 29, 2017 refer to the thirteen week periods ended as of those dates. The year-to-date periods ended August 4, 2018 and July 29, 2017 refer to the twenty-six week periods ended as of those dates.

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

Reclassifications

Certain prior year amounts were reclassified between selling, general expenses and other income in order to provide consistency with the current period presentation. These reclassifications did not materially impact the financial statement for the periods presented.

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

Disaggregated revenue

The Company disaggregates net sales into the following major merchandise departments.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
	(in thousands)
Apparel	$56,807	$65,396	$106,341	$125,408
Jewelry	26,984	25,560	50,842	49,331
Accessories	17,181	14,735	32,665	28,716
Gifts	11,337	12,836	22,442	23,951
Others (1)	716	1,180	1,140	(10)
	$113,025	$119,707	$213,430	$227,396

(1)	Includes gift card breakage income, shipping revenue and change in return reserve.

Contract liability

Contract liability consists of gift card liability. The Company accounts for the sale of gift cards as a liability at the time a gift card is sold. The liability is relieved and revenue is recognized upon redemption of the gift card. The Company’s gift cards do not have an expiration date. Income from gift card breakage is estimated based on historical redemption patterns and recognized over the historical redemption period. Unredeemed gift cards at the end of the prior fiscal year recognized in revenues for the thirteen and twenty-six weeks ended August 4, 2018 totaled $1.1 million and $3.0 million, respectively, and for the thirteen and twenty-six weeks ended July 29, 2017 totaled $1.2 million and $3.3 million, respectively.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This pronouncement requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods and services. This standard is effective for reporting periods beginning on or after December 15, 2017, including interim periods within that fiscal year, with early adoption permitted for interim and annual periods beginning on or after December 15, 2016. Since the original issuance of ASU 2014-09, the FASB has issued several amendments and updates to this guidance. This guidance may be adopted on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the guidance recognized at the date of initial application.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

The Company adopted ASU 2016-04 and ASU 2014-09 on February 4, 2018 using the modified retrospective approach. Please refer to the Revenue Recognition policy section of this Note 1 to the Unaudited Consolidated Financial Statements for further information.

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract." ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new guidance will be effective for public companies for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The new guidance, among other things, requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, Revenue from Contracts with Customers. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” to provide an additional, optional transition method for adopting ASU 2016-02 which allow entities to apply the new lease standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption while comparative periods presented will continue to be in presented in accordance with current ASC Topic 840. This new guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The guidance is required to be adopted using the modified retrospective approach or the additional, optional transition method set forth in ASU 2018-11. The Company is in the process of compiling all agreements that are considered as a lease under this new guidance as well as implementing its leasing software solution, including identifying changes to its business processes, systems and controls to support its adoption in fiscal year 2019. While the Company is still evaluating the impact of this new guidance on its consolidated financial statements, it expects that the adoption of this guidance will not have a material impact on its results of operations; however, it will result in a significant increase in total assets and total liabilities on the Company’s balance sheet given that the Company has a significant number of leases.

2.	Earnings (Loss) per Share

Basic earnings (loss) per common share amounts are calculated using the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share amounts are calculated using the weighted-average number of common shares outstanding for the period and include the dilutive impact of restricted stock and stock option grants using the treasury stock method. The following table summarizes the potential dilution that could occur if stock options to acquire common stock were exercised or if the restricted stock grants were fully vested and reconciles the weighted-average common shares outstanding used in the computation of basic and diluted earnings (loss) per share.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
	(in thousands, except per share data)
Numerator:
Net income (loss)	$454	$7,263	$(3,431)	$11,596

Denominator:
Weighted-average common shares outstanding - basic	34,759	36,336	34,807	36,639
Restricted stocks and stock options	261	136	- (1)	172
Weighted-average common shares outstanding - diluted	35,020	36,472	34,807	36,811

Per common share:
Basic earnings (loss) per common share	$0.01	$0.20	$(0.10)	$0.32
Diluted earnings (loss) per common share	$0.01	$0.20	$(0.10)	$0.32

(1)	Due to the Company being in a net loss position in the twenty-six weeks ended August 4, 2018, no restricted stocks and stock options were included in the computation of diluted loss per share as their effect would have been anti-dilutive.

Potentially issuable shares under the Company’s stock-based compensation plans amounting to approximately 0.3 million shares and 0.9 million in the thirteen and twenty-six weeks ended August 4, 2018, respectively, and 0.4 million shares in each of the thirteen and twenty-six weeks ended July 29, 2017 were excluded in the computation of diluted weighted-average common shares outstanding due to their anti-dilutive effect. The Company also excluded contingently issuable performance-based awards totaling 0.7 million shares in each of the thirteen and twenty-six weeks ended August 4, 2018 and 0.4 million shares in each of the thirteen and twenty-six weeks ended July 29, 2017 from the computation of diluted earnings per share because the pre-established goals had not been satisfied as of the end of each period.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

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

The provision for income taxes is based on the Company’s current estimate of the annual effective tax rate. The effective income tax rates for the thirteen weeks ended August 4, 2018 and July 29, 2017 were 44.6% and 38.7%, respectively, and for the twenty six-weeks ended August 4, 2018 and July 29, 2017 were 6.4% and 39.3%, respectively. The change in the effective tax rates for the thirteen and twenty-six weeks ended August 4, 2018 versus the comparable prior year period and the statutory federal corporate tax rate under the Tax Cuts and Jobs Act enacted in December 2017 was primarily due to the additional tax expense recognized related to certain stock-based awards.

As of August 4, 2018 and July 29, 2017, income tax receivable totaled $11.7 million and $9.6 million, respectively.

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

Prior Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc., as borrower, and its parent company, Francesca’s LLC, a wholly-owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement (“Second Amended and Restated Credit Agreement”) with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto. The credit facility provided capacity of $75.0 million (including up to $10.0 million for letters of credit) and was scheduled to mature on August 30, 2018.  On May 25, 2018, concurrent with entering into the Asset Based Revolving Credit Facility described below, the Second Amended and Restated Credit Agreement was terminated.

Asset Based Revolving Credit Agreement

On May 25, 2018, Francesca’s Holdings Corporation (the “Holdings”), as a guarantor, certain of its subsidiaries, as borrowers (the “Borrowers”), and certain of its subsidiaries as guarantors (together with Holdings and the Borrowers, the “Loan Parties”), entered into an asset based revolving Credit Agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. The Credit Agreement provides for revolving commitments of $50.0 million (including up to $10.0 million for letters of credit) and matures on May 25, 2023. Availability under the Credit Agreement is subject to a customary borrowing base comprised of: (a) a specified percentage of the Borrower’s credit card accounts (as defined in the Credit Agreement); and (b) a specified percentage of the Borrower’s eligible inventory (as defined in the Credit Agreement), and reduced by (c) certain customary reserves and adjustments (as defined in the Credit Agreement). The Credit Agreement also contains an increase option permitting the Borrowers, subject to certain requirements, to arrange with lenders for additional revolving commitments for up to an aggregate of $25.0 million. At August 4, 2018, there were no borrowings outstanding and $28.4 million of borrowing base availability under the Credit Agreement.

All obligations of each Loan Party under the Credit Agreement are unconditionally guaranteed by Holdings and each of Holdings’ existing and future direct and indirect wholly owned domestic subsidiaries, including the Borrowers. All obligations under the Credit Agreement, and the guarantees of those obligations (as well as banking services obligations and any interest rate hedging or other swap agreements), are secured by substantially all of the assets of Holdings and each of Holdings’ existing and future direct and indirect wholly owned domestic subsidiaries. In addition, the Credit Agreement requires the Loan Parties to maintain a minimum ratio of (i) EBITDAR (as defined in the Credit Agreement) minus unfinanced capital expenditures (as defined in the Credit Agreement), to (ii) fixed charges of 1.00 to 1.00 during periods when availability (as defined in the Credit Agreement) is less than $6.0 million (or has recently been less than $6.0 million as further specified in the Credit Agreement) (such ratio, the “Fixed Charge Coverage Ratio”). As of August 4, 2018, the borrowing availability under the Credit Agreement was more than $6.0 million resulting in the elimination of the fixed charge coverage ratio requirement.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

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

In connection with the Credit Agreement, the Company incurred $0.5 million of debt issuance costs during the twenty-six weeks ended August 4, 2018, which is being amortized over the term of the facility.

6.	Stock-based Compensation

Stock-based compensation cost is measured at the grant date fair value and is recognized as an expense on a straight-line basis over the employee’s requisite service period. The Company recognized $0.3 million and $0.7 million of stock-based compensation expense in the thirteen and twenty-six weeks ended August 4, 2018, respectively, and $1.2 million and $2.4 million of stock-based compensation expense in the thirteen and twenty-six weeks ended July 29, 2017, respectively.

Management Awards

During the twenty-six weeks ended August 4, 2018 and July 29, 2017, the Company granted 0.9 million and 0.3 million shares of restricted stock, respectively, to certain executives and key employees.  For the fiscal 2018 award, 50% of the total shares awarded were in the form of performance-based restricted shares (“PSA”) while the remaining 50% were in the form of time-based restricted shares (“RSA”). For the fiscal 2017 award, 65% of the total shares awarded were in the form of PSAs while the remaining 35% were in the form of RSAs. The number of PSAs that may ultimately vest will equal 0% to 150% of the target shares awarded subject to the achievement of pre-established performance goals and the employee’s continued employment through the third anniversary of the grant date. The RSAs vest in one installment on the third anniversary of the award date. At the end of each reporting period, the Company assessed the probability of achieving the pre-established performance conditions related to the PSAs. As a result of such assessment, the Company recorded a reversal of previously accrued expense totaling $0.5 million and $0.9 million in the thirteen and twenty-six weeks ended August 4, 2018, respectively, and $0.2 million in each of the thirteen and twenty six weeks ended July 29, 2017.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
	(in thousands, except per share data)
Number of shares repurchased	-	513	659	1,122
Total cost of shares repurchased	$-	$5,731	$3,522	$15,016
Average price per share (including brokers’ commission)	$-	$11.16	$5.34	$13.38

At August 4, 2018, there was $40.2 million remaining balance available for future purchases under the Repurchase Plan.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

8.	Commitments and Contingencies

Operating Leases

The Company leases boutique space, office space and its distribution center under operating leases expiring in various years through the fiscal year ending 2029. Certain of the leases provide that the Company may cancel the lease, with penalties as defined in the lease, if the Company’s boutique sales at that location fall below an established level. Certain leases provide for additional rent payments to be made when sales exceed a base amount. Certain operating leases provide for renewal options for periods from three to five years at their fair rental value at the time of renewal.

Minimum future rental payments under non-cancellable operating leases as of August 4, 2018, are as follows:

Fiscal year	Amount
(in thousands)
Remainder of 2018	$25,272
2019	48,848
2020	43,426
2021	36,580
2022	30,747
Thereafter	82,851
$267,724

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. These risks and uncertainties include, but are not limited to, the following: the risk that we cannot anticipate, identify and respond quickly to changing fashion trends and customer preferences or changes in consumer environment, including changing expectations of service and experience in boutiques and online, and evolve our business model; our ability to attract a sufficient number of customers to our boutiques or sell sufficient quantities of our merchandise through our ecommerce business; our ability to successfully open, refresh and operate new boutiques each year; our ability to efficiently source and distribute additional merchandise quantities necessary to support our growth; and impact of potential tariff increases and new tariffs. For additional information regarding these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward looking statements, please refer to “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 and filed with the Securities and Exchange Commission (“SEC”) on March 28, 2018 (“Fiscal Year 2017 10-K”) and any risk factors contained in subsequent Quarterly Reports on Form 10-Q or other filings we file with the SEC, as well as our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Fiscal Year 2017 10-K.

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

francesca’s® is a growing specialty retailer which operates a nationwide-chain of boutiques providing customers a unique, fun and personalized shopping experience. The merchandise assortment is a diverse and balanced mix of apparel, jewelry, accessories and gifts. As of August 4, 2018, francesca’s ® operated 742 boutiques in 47 states and the District of Columbia and also served its customers through www.francescas.com, our ecommerce website. The information contained on our ecommerce website is not incorporated by reference into this Quarterly Report on Form 10-Q and you should not consider information contained on our ecommerce website to be part of this Quarterly Report on Form 10-Q.

During the thirteen weeks ended August 4, 2018, our net sales decreased 6% to $113.0 million from $119.7 million, income from operations decreased by $11.0 million from $11.8 million to $0.8 million, and net income decreased $6.8 million from $7.3 million to $0.5 million, over the comparable prior year quarter. Diluted earnings per share for the thirteen weeks ended August 4, 2018 was $0.01, based on 35.0 million weighted average diluted shares outstanding, compared to diluted earnings per share of $0.20, based on 36.5 million weighted average diluted shares outstanding, in the thirteen weeks ended July 29, 2017.

During the twenty-six weeks ended August 4, 2018, our net sales decreased 6% to $213.4 million from $227.4 million, income from operations decreased $22.8 million from income from operations of $19.1 million to a loss from operations of $3.7 million, and net income decreased $15.0 million from net income of $11.6 million to a net loss of $3.4 million. Diluted loss per share for the twenty-six weeks ended August 4, 2018 was $0.10, based on 34.8 million weighted average diluted shares outstanding, compared to diluted earnings per share of $0.32, based on 36.8 million weighted average diluted shares outstanding.

We increased our boutique count to 742 boutiques as of August 4, 2018 from 692 boutiques as of July 29, 2017. Additionally, we remodeled 45 and 14 boutiques in the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively. We plan to open three boutiques, close 14 boutiques and refresh 35 to 40 boutiques during the remainder of fiscal year 2018.

We are in the process of deploying new technologies to enhance our omni-channel and customer engagement capabilities as part of our long-term strategic plan. In fiscal year 2017, we completed our legacy point-of-sale system replacement and the implementation of a new customer relationship management system. We started the implementation of a new warehouse management system for ecommerce and expect that such implementation will be completed in fiscal year 2018. This new system will enhance our visibility into our products and supply chain which we expect will result in improved customer service, improved operational efficiency, enhanced management analytics and increased inventory synergies between our ecommerce and our boutique channels.

Results of Operations

The following represents operating data for the thirteen and twenty-six weeks ended August 4, 2018 and July 29, 2017.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales change for period	(6)%	4%	(6)%	3%
Comparable sales results for the period (1)	(13)%	(3)%	(15)%	(4)%
Number of boutiques open at end of period	742	692	742	692
Net sales per average square foot for period (2)	$105	$125	$202	$239
Average square feet per boutique (3)	1,448	1,404	1,448	1,404
Total gross square feet at end of period	1,074,000	972,000	1,074,000	972,000

(1)	A boutique is included in comparable sales on the first day of the fifteenth full month following the boutique’s opening. If a boutique is closed for four or more days within a given fiscal week for any reason, we exclude sales from that boutique from comparable sales for that full fiscal week. If a boutique is permanently closed, we exclude sales from that boutique from comparable sales on the first day of the fiscal month that it did not register full month of sales. Comparable sales include our ecommerce sales and exclude gift card breakage income.
(2)	Net sales per average square foot is calculated by dividing net sales for the period by the average square feet during the period. For purposes of providing net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. For individual quarterly periods, average square feet is calculated as (a) the sum of total gross square feet at the beginning and end of the period divided by (b) two. For periods consisting of more than one fiscal quarter, average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.
(3)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.

Boutique Count

The following table summarizes the number of boutiques open at the beginning and end of the periods and the number of boutiques remodeled for the periods indicated.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Number of boutiques open at beginning of period	744	679	721	671
Boutiques added	4	16	31	28
Boutiques closed	(6)	(3)	(10)	(7)
Number of boutiques open at the end of period	742	692	742	692
Number of boutiques remodeled for the period	30	10	45	14

Thirteen Weeks Ended August 4, 2018 Compared to Thirteen Weeks Ended July 29, 2017

	Thirteen Weeks Ended
	August 4, 2018		July 29, 2017		Variance
	In USD	As a % of Net Sales (1)	In USD	As a % of Net Sales (1)	In USD	%	Basis Points
	(In thousands, except percentages and basis points)
Net sales	$113,025	100.0%	$119,707	100.0%	$(6,682)	(6)%	-
Cost of goods sold and occupancy costs	68,918	61.0%	64,312	53.7%	4,606	7%	730
Gross profit	44,107	39.0%	55,395	46.3%	(11,288)	(20)%	(730)
Selling, general and administrative expenses	43,277	38.3%	43,556	36.4%	(279)	(1)%	190
Income from operations	830	0.7%	11,839	9.9%	(11,009)	(93)%	(920)
Interest expense	(112)	(0.1)%	(110)	(0.1)%	(2)	(2)%	-
Other income	102	0.1%	119	0.1%	(17)	(14)%	-
Income before income tax expense	820	0.7%	11,848	9.9%	(11,028)	(93)%	(920)
Income tax expense	366	0.3%	4,585	3.8%	(4,219)	(92)%	(350)
Net income	$454	0.4%	$7,263	6.1%	$(6,809)	(94)%	(570)

(1)	Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales decreased 6% to $113.0 million in the thirteen weeks ended August 4, 2018 from $119.7 million in the thirteen weeks ended July 29, 2017 due to a 13% decrease in comparable sales. This follows a 3% decrease in comparable sales for the same prior year quarter. The decrease in comparable sales was primarily due to the decline in boutique traffic and conversion rate, although conversion has sequentially improved from month-to-month during the quarter. These decreases were partially offset by 50 net new boutiques added since the prior year quarter. There were 663 comparable boutiques and 79 non-comparable boutiques open at August 4, 2018 compared to 622 and 70, respectively, at July 29, 2017.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 7% to $68.9 million in the thirteen weeks ended August 4, 2018 from $64.3 million in the thirteen weeks ended July 29, 2017. Cost of merchandise and freight expenses increased by $1.3 million compared to the same period of the prior year primarily due to increased markdowns and marked-out-of-stock charges as a result of our in-season clearance strategy and in order to transition the boutiques to the new merchandising direction. Occupancy costs increased by $3.3 million due to the increase in the number of boutiques in operation, higher rent and related expenses driven by increased penetration of boutiques in high traffic centers and higher depreciation as a result of increased costs of opening new boutiques and remodeling existing boutiques.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 61.0% in the thirteen weeks ended August 4, 2018 from 53.7% in the thirteen weeks ended July 29, 2017, an unfavorable variance of 730 basis points. This change was driven by lower merchandise margin and higher occupancy costs. Merchandise margins decreased due to higher markdowns and marked-out-of-stock charges while the higher occupancy costs was due to higher rent and related expenses as well as depreciation. Additionally, occupancy costs deleveraged significantly versus last year as a result of lower sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 1% to $43.3 million in the thirteen weeks ended August 4, 2018 from $43.6 million in the thirteen weeks ended July 29, 2017. This decrease was primarily due to $1.6 million of lower short- and long-term performance-based incentive expenses as a result of lower expected payouts partially offset by increases of $0.9 million in corporate payroll and $0.3 million in marketing expenses to support the larger boutique base and ecommerce operations as well as infrastructure and strategic investments.

As a percentage of net sales, selling, general and administrative expense increased to 38.3% in the thirteen weeks ended August 4, 2018 as compared to 36.4% in the thirteen weeks ended July 29, 2017 primarily due to deleveraging of expenses as a result of lower sales.

Income Tax Expense

The decrease in provision for income taxes of $4.2 million in the thirteen weeks ended August 4, 2018 compared to the thirteen weeks ended July 29, 2017 was primarily due to the decrease in pre-tax income. The effective tax rate in the thirteen weeks ended August 4, 2018 increased to 44.6% from 38.7% in the thirteen weeks ended July 29, 2017. The change in the effective tax rate versus the comparable prior year period and the statutory federal corporate tax rate under the Tax Cuts and Jobs Act (“Tax Act”) enacted in December 2017 was primarily due to additional tax expense recognized related to the vesting of certain stock-based awards.

We did not record any adjustment to our estimates at the end of fiscal year 2017 as a result of the enactment of the Tax Act. As we continue to refine and update our analysis of the Tax Act and interpret any additional guidance, we may make adjustments to the amounts previously recorded. Any such adjustment will be reflected in income tax expense or benefit in fiscal year 2018.

Twenty-Six Weeks Ended August 4, 2018 Compared to Twenty-Six Weeks Ended July 29, 2017

	Twenty-Six Weeks Ended
	August 4, 2018		July 29, 2017		Variance
	In USD	As a % of Net Sales (1)	In USD	As a % of Net Sales (1)	In USD	%	Basis Points
	(In thousands, except percentages and basis points)
Net sales	$213,430	100.0%	$227,396	100.0%	$(13,966)	(6)%	-
Cost of goods sold and occupancy costs	130,960	61.4%	123,317	54.2%	7,643	6%	710
Gross profit	82,470	38.6%	104,079	45.8%	(21,609)	(21)%	(710)
Selling, general and administrative expenses	86,160	40.4%	84,934	37.4%	1,226	1%	300
(Loss) income from operations	(3,690)	(1.7)%	19,145	8.4%	(22,835)	(119)%	(1,010)
Interest expense	(229)	(0.1)%	(223)	(0.1)%	(6)	(3)%	-
Other income	252	0.1%	190	0.1%	62	33%	-
(Loss) income before income tax benefit expense	(3,667)	(1.7)%	19,112	8.4%	(22,779)	(119)%	(1,010)
Income tax (benefit) expense	(236)	(0.1)%	7,516	3.3%	(7,752)	(103)%	(340)
Net (loss) income	$(3,431)	(1.6)%	$11,596	5.1%	$(15.027)	(130)%	(670)

(1)	Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales decreased 6% to $213.4 million in the twenty-six weeks ended August 4, 2018 from $227.4 million in the twenty-six weeks ended July 29, 2017 due to a 15% decrease in comparable sales. This follows a 4% decrease in comparable sales for the same prior year period. The decrease in comparable sales was primarily due to a decline in boutique traffic and conversion rate. These decreases were partially offset by 50 net new boutiques added since the comparable prior year period. There were 663 comparable boutiques and 79 non-comparable boutiques open at August 4, 2018 compared to 622 and 70, respectively, at July 29, 2017.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 6% to $131.0 million in the twenty-six weeks ended August 4, 2018 from $123.3 million in the twenty-six weeks ended July 29, 2017. Cost of merchandise and freight expenses increased by $0.9 million compared to the same period of the prior year primarily due to increased markdowns and marked-out-of-stock charges as a result of our in-season clearance strategy and in order to transition the boutiques in to the new merchandising direction. Occupancy costs increased by $6.7 million due to the increase in the number of boutiques in operation, higher rent and related expenses driven by increased penetration of boutiques in high traffic centers and higher depreciation as a result of increased costs of opening new boutiques and remodeling existing boutiques.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 61.4% in the twenty-six weeks ended August 4, 2018 from 54.2% in the twenty-six weeks ended July 29, 2017, an unfavorable variance of 710 basis points. This change was driven by lower merchandise margin and higher occupancy costs. Merchandise margins decreased due to higher markdowns and marked-out-of-stock charges while the higher occupancy costs was due to higher rent and related expenses as well as depreciation. Additionally, occupancy costs deleveraged significantly versus last year as a result of lower sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 1% to $86.2 million in the twenty-six weeks ended August 4, 2018 from $84.9 million in the twenty-six weeks ended July 29, 2017. This variance was due to increases of $2.1 million in boutique and corporate payroll and related expenses, $0.5 million in boutique supplies, $0.3 million in marketing, and $0.3 million in corporate depreciation, all of which were to support the larger boutique base and ecommerce operations as well as infrastructure and strategic investments. These increases were partially offset by a $2.5 million decrease in short- and long-term performance-based incentive expenses as a result of the lower expected payouts.

As a percentage of net sales, selling, general and administrative expense increased to 40.4% in the twenty-six weeks ended August 4, 2018 as compared to 37.4% in the twenty-six weeks ended July 29, 2017 primarily due to deleveraging of expenses as a result of lower sales.

Income Tax (Benefit) Expense

The decrease in provision for income taxes of $7.8 million in the twenty-six weeks ended August 4, 2018 compared to the twenty-six weeks ended July 29, 2017 was primarily due to the decrease in pre-tax income. The effective tax rate in the twenty-six weeks ended August 4, 2018 decreased to 6.4% from 39.3% in the twenty-six weeks ended July 29, 2017. The change in the effective tax rate versus the comparable prior year period and the statutory federal corporate tax rate under the Tax Cuts and Jobs Act (“Tax Act”) enacted in December 2017 was primarily due to additional tax expense recognized related to the vesting of certain stock-based awards.

We did not record any adjustment to our estimates at the end of fiscal year 2017 as a result of the enactment of the Tax Act. As we continue to refine and update our analysis of the Tax Act and interpret any additional guidance, we may make adjustments to the amounts previously recorded. Any such adjustment will be reflected in income tax expense or benefit in fiscal year 2018.

Sales by Merchandise Department

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 4, 2018		July 29, 2017		August 4, 2018		July 29, 2017
	In Dollars	As a % of Net Sales(1)	In Dollars	As a % of Net Sales(1)	In Dollars	As a % of Net Sales(1)	In Dollars	As a % of Net Sales(1)
	(in thousands, except percentages)
Apparel	$56,807	50.3%	$65,396	54.6%	$106,341	49.8%	$125,408	55.2%
Jewelry	26,984	23.9%	25,560	21.4%	50,842	23.8%	49,331	21.7%
Accessories	17,181	15.2%	14,735	12.3%	32,664	15.3%	28,716	12.6%
Gifts	11,337	10.0%	12,836	10.7%	22,442	10.5%	23,951	10.5%
Other (2)	716	0.6%	1,180	1.0%	1,140	0.5%	(10)	0.0%
	$113,025	100.0%	$119,707	100.0%	$213,430	100.0%	$227,396	100.0%

(1)	Percentage totals in the above table may not equal the sum of the components due to rounding.
(2)	Includes gift card breakage income, shipping and change in return reserve.

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

On August 4, 2018, we had $23.4 million of cash and cash equivalents as well as no borrowings outstanding and $28.4 million of borrowing base availability under our Asset Based Revolving Credit Facility. See “Revolving Credit Facility” below for more information.

We expect that our cash flow from operations along with borrowings under our Asset Based Revolving Credit Facility and tenant allowances for new boutiques will be sufficient to fund capital expenditures and our working capital requirements for at least the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table:

	Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017
	(in thousands)
Provided by operating activities	$10,936	$8,454
Used in investing activities	(14,436)	(12,890)
Used in financing activities	(4,477)	(15,468)
Net decrease in cash and cash equivalents	$(7,977)	$(19,904)

Operating Activities

Operating activities consist of net (loss) income adjusted for non-cash items, including depreciation and amortization, deferred taxes, the effect of working capital changes and tenant allowances received from landlords. Net cash provided by operating activities were $10.9 million and $8.5 million in each of the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively. The increase in cash provided by operating activities in the current period as compared to the same period of the prior year was primarily due to lower income tax payments partially offset by lower net income.

Investing Activities

Investing activities consist primarily of capital expenditures for new boutiques, improvements to existing boutiques, as well as investments in information technology and our distribution facility.

	Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017
	(in thousands)
Capital expenditures for:
New boutiques	$7,807	$8,467
Remodels	4,186	1,826
Existing boutiques	980	1,612
Technology	891	955
Corporate and distribution	572	30
	$14,436	$12,890

Our total capital expenditures for the twenty-six weeks ended August 4, 2018 and July 29, 2017 were $14.4 million and $12.9 million, respectively, with new boutiques accounting for most of our spending at $7.8 million and $8.5 million, respectively. Spending for new boutiques included amounts associated with boutiques that will open subsequent to the end of each fiscal quarter.

	Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017
New boutiques:
Number of new boutiques opened	31	28
Average cost per new boutique	$315,000	$290,000
Average tenant allowance per new boutique	$43,000	$57,000

Remodels:
Number of boutiques remodeled	45	14
Average cost per remodeled boutique	$140,000	$130,000

The increase in the average cost of new boutiques during the twenty-six weeks ended August 4, 2018 compared to the same prior year period was due to higher costs of leasehold improvements as well as furniture and fixtures as a result of implementing our new boutique design piloted in our existing boutiques last year. Average tenant allowance per boutique decreased principally due to our continued focus in lowering rental rates. Tenant allowances are amortized as a reduction in rent expense over the term of the lease. The average collection period for these allowances is approximately six months after boutique opening. As a result, we fund the cost of new boutiques with cash flow from operations, tenant allowances from our landlords, or borrowings under our revolving credit facility. As previously disclosed, we are embarking on a remodel program in fiscal year 2018. For the twenty-six weeks ended August 4, 2018, the average cost of a remodel increased compared to the same period last year primarily as a result of more extensive updates to our boutiques.

Management anticipates that capital expenditures for the remainder of fiscal year 2018 will be approximately $16 million. The majority of this amount will be spent on remodeling existing boutiques as well as investments in our technology systems.

Financing Activities

Financing activities consist of borrowings and payments under our revolving credit facility, repurchases of our common stock, and proceeds from the exercise of stock options and the related tax consequence.

Net cash used in financing activities totaled $4.5 million and $15.5 million during the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively. Cash used in financing activities in each period primarily consists of repurchases of common stock.

Revolving Credit Facility

Prior Revolving Credit Facility

On August 30, 2013, Francesca’s Collections, Inc., as borrower, and its parent company, Francesca's LLC, a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Credit Agreement with Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto. The credit facility provided capacity of $75.0 million (including up to $10.0 million for letters of credit) and was scheduled to mature on August 30, 2018. On May 25, 2018, concurrent with entering into the Asset Based Revolving Credit Facility described below, the Second Amended and Restated Credit Agreement was terminated.

Asset Based Revolving Credit Facility

On May 25, 2018, Francesca’s Holdings Corporation (the “Holdings”), as a guarantor, certain of its subsidiaries, as borrowers (the “Borrowers”), and certain of its subsidiaries as guarantors (together with the Company and the Borrowers, the “Loan Parties”), entered into an asset based revolving Credit Agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. The Credit Agreement provides for revolving commitments of $50.0 million (including up to $10.0 million for letters of credit) and matures on May 25, 2023. Availability under the Credit Agreement is subject to a customary borrowing base comprised of: (a) a specified percentage of the Borrower’s credit card accounts (as defined in the Credit Agreement); and (b) a specified percentage of the Borrower’s eligible inventory (as defined in the Credit Agreement), and reduced by (c) certain customary reserves and adjustments (as defined in the Credit Agreement). The Credit Agreement also contains an increase option permitting the Borrowers, subject to certain requirements, to arrange with lenders for additional revolving commitments for up to an aggregate of $25.0 million. At August 4, 2018, there were no borrowings outstanding and $28.4 million of borrowing base availability under the Credit Agreement.

All obligations of each Loan Party under the Credit Agreement are unconditionally guaranteed by the Company and each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries, including the Borrowers. All obligations under the Credit Agreement, and the guarantees of those obligations (as well as banking services obligations and any interest rate hedging or other swap agreements), are secured by substantially all of the assets of the Company and each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries. In addition, the Credit Agreement requires the Loan Parties to maintain a minimum ratio of (i) EBITDAR (as defined in the Credit Agreement) minus unfinanced capital expenditures (as defined in the Credit Agreement), to (ii) fixed charges of 1.00 to 1.00 during periods when availability (as defined in the Credit Agreement) is less than $6.0 million (or has recently been less than $6.0 million as further specified in the Credit Agreement) (such ratio, the “Fixed Charge Coverage Ratio”). As of August 4, 2018, our borrowing availability was more than $6.0 million, resulting in the elimination of the fixed charge coverage ratio requirement.

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

The Credit Agreement contains customary affirmative and negative covenants, including limitations, subject to customary exceptions, on the ability of the Company and its subsidiaries to (i) incur additional debt; (ii) create liens; (iii) make certain investments, acquisitions, loans and advances; (iv) sell assets; (v) pay dividends or make distributions or make other restricted payments; (vi) prepay other indebtedness; (vii) engage in mergers or consolidations; (viii) change the business conducted by the Company and its subsidiaries; (ix) engage in certain transactions with affiliates; (x) enter into agreements that restrict dividends from subsidiaries or the ability of subsidiaries to grant liens upon their assets; and (xi) amend certain charter documents and material agreements governing subordinated and junior indebtedness.

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

In connection with the Credit Agreement, the Company incurred $0.5 million of debt issuance costs during the twenty-six weeks ended August 4, 2018, which is being amortized over the term of the facility.

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

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. As of August 4, 2018, there were no significant changes to any of our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows could be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future. At August 4, 2018, no borrowings were outstanding under the Credit Agreement.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of August 4, 2018.

There were no changes in our internal control over financial reporting during the quarter ended August 4, 2018 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.3 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011)

3.2	Amended and Restated Bylaws of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on September 20, 2016)

10.1	Credit Agreement, dated as of May 25, 2018, among Francesca’s Holdings Corporation, its Subsidiaries party thereto as loan parties, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on May 30, 2018)

10.2+	Francesca’s Holdings Corporation Executive Bonus Plan

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of August 4, 2018, February 3, 2018 and July 29, 2017, (ii) the Unaudited Consolidated Statements of Operations for the Thirteen and Twenty-Six Weeks Ended August 4, 2018 and July 29, 2017, (iii) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Twenty-Six Weeks Ended August 4, 2018, (iv) Unaudited Consolidated Statements of Cash Flows for the Twenty-Six Weeks ended August 4, 2018 and July 29, 2017 and (v) the Notes to the Unaudited Consolidated Financial Statements (filed herewith)

  + Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Francesca’s Holdings Corporation
(Registrant)

Date: September 12, 2018	/s/ Kelly M. Dilts
Kelly M. Dilts
Chief Financial Officer (duly authorized officer and Principal Financial and Accounting Officer)