Form 10-Q
period 2018-11-03
Francesca's Holdings CORP
filed 2018-12-12
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 3, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☐

Non-accelerated filer	☐	Emerging growth company	☐

Accelerated filer	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The registrant had 36,173,654 shares (excluding 11,079,448 shares of treasury stock) of its common stock outstanding as of November 15, 2018.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Francesca’s Holdings Corporation

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	November 3, 2018	February 3, 2018	October 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$10,720	$31,331	$19,020
Accounts receivable	17,134	16,642	18,150
Inventories	40,404	26,816	38,824
Prepaid expenses and other current assets	10,854	9,714	10,179
Total current assets	79,112	84,503	86,173
Property and equipment, net	79,842	87,702	85,710
Deferred income taxes	15,554	9,413	15,577
Other assets, net	4,958	3,622	3,794

TOTAL ASSETS	$179,466	$185,240	$191,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,436	$17,801	$28,239
Accrued liabilities	12,264	14,654	12,848
Total current liabilities	49,700	32,455	41,087
Landlord incentives and deferred rent	34,997	38,337	38,327
Total liabilities	84,697	70,792	79,414

Commitments and contingencies

Stockholders’ equity:
Common stock - $0.01 par value, 80.0 million shares authorized; 47.3 million, 46.3 million and 46.4 million shares issued at November 3, 2018, February 3, 2018 and October 28, 2017, respectively.	473	463	464
Additional paid-in capital	112,792	111,439	111,065
Retained earnings	141,525	159,045	155,319
Treasury stock, at cost – 11.1 million, 10.3 million and 10.2 million shares at November 3, 2018, February 3, 2018 and October 28, 2017, respectively.	(160,021)	(156,499)	(155,008)
Total stockholders’ equity	94,769	114,448	111,840

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$179,466	$185,240	$191,254

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales	$95,375	$105,791	$308,805	$333,187
Cost of goods sold and occupancy costs	61,730	63,931	192,690	187,249
Gross profit	33,645	41,860	116,115	145,938
Selling, general and administrative expenses	42,286	41,405	128,298	126,238
Asset impairment charges	14,419	-	14,567	100
(Loss) income from operations	(23,060)	455	(26,750)	19,600
Interest expense	(51)	(109)	(280)	(332)
Other income	151	88	403	278
(Loss) income before income tax (benefit) expense	(22,960)	434	(26,627)	19,546
Income tax (benefit) expense	(6,737)	195	(6,973)	7,711
Net (loss) income	$(16,223)	$239	$(19,654)	$11,835

Basic (loss) earnings per common share	$(0.47)	$0.01	$(0.56)	$0.33
Diluted (loss) earnings per common share	$(0.47)	$0.01	$(0.56)	$0.32

Weighted average shares outstanding:
Basic shares	34,796	35,884	34,803	36,387
Diluted shares	34,796	35,959	34,803	36,525

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional		Treasury	Total
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings	Stock, at cost	Stockholders' Equity
Balance, February 3, 2018	35,875	463	111,439	159,045	(156,499)	114,448
Cumulative effect adjustment on adoption of new accounting standards, net of tax	-	-	-	2,134	-	2,134
Net loss	-	-	-	(3,885)	-	(3,885)
Stock-based compensation	-	-	418	-	-	418
Restricted stocks issued, net of forfeitures	856	8	(8)	-	-	-
Shares withheld related to net settlement of equity awards	(5)	-	(26)	-	-	(26)
Repurchases of common stock	(659)	-	-	-	(3,522)	(3,522)
Balance, May 5, 2018	36,067	471	111,823	157,294	(160,021)	109,567
Net income	-	-	-	454	-	454
Stock-based compensation	-	-	315	-	-	315
Restricted stocks issued, net of forfeitures	156	2	(2)	-	-	-
Balance, August 4, 2018	36,223	473	112,136	157,748	(160,021)	110,336
Net loss	-	-	-	(16,223)	-	(16,223)
Stock-based compensation	-	-	707	-	-	707
Restricted stocks issued, net of forfeitures	(41)	-	-	-	-	-
Shares withheld related to net settlement of equity awards	(8)	-	(51)	-	-	(51)
Balance, November 3, 2018	36,174	473	112,792	141,525	(160,021)	94,769

	Common Stock		Additional		Treasury	Total
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings	Stock, at cost	Stockholders' Equity
Balance, January 28, 2017	37,541	461	109,008	143,557	(136,491)	116,535
Cumulative effect adjustment on adoption of new accounting standards, net of tax	-	-	120	(73)	-	47
Net income	-	-	-	4,333	-	4,333
Stock-based compensation	-	-	1,254	-	-	1,254
Restricted stocks issued, net of forfeitures	245	2	(2)	-	-	-
Shares withheld related to net settlement of equity awards	(7)	-	(113)	-	-	(113)
Repurchases of common stock	(609)	-	-	-	(9,285)	(9,285)
Balance, April 29, 2017	37,170	463	110,267	147,817	(145,776)	112,771
Net income	-	-	-	7,263	-	7,263
Stock-based compensation	-	-	1,168	-	-	1,168
Restricted stocks issued, net of forfeitures	81	1	(1)	-	-	-
Shares withheld related to net settlement of equity awards	(3)	-	(29)	-	-	(29)
Repurchases of common stock	(513)	-	-	-	(5,731)	(5,731)
Balance, July 29, 2017	36,735	464	111,405	155,080	(151,507)	115,442
Net income	-	-	-	239	-	239
Stock-based compensation	-	-	(340)	-	-	(340)
Restricted stocks issued, net of forfeitures	(62)	-	-	-	-	-
Shares withheld related to net settlement of equity awards	(2)	-	-	-	-	-
Repurchases of common stock	(492)	-	-	-	(3,501)	(3,501)
Balance, October 28, 2017	36,179	464	111,065	155,319	(155,008)	111,840

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017
Cash Flows Provided by Operating Activities:
Net (loss) income	$(19,654)	$11,835
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	18,742	15,749
Stock-based compensation expense	1,440	2,082
Loss on disposal of assets	633	565
Deferred income taxes	(6,848)	(65)
Asset impairment charges	14,567	100
Changes in operating assets and liabilities:
Accounts receivable	(492)	(12,272)
Inventories	(13,588)	(14,866)
Prepaid expenses and other assets	(2,983)	(3,529)
Accounts payable	16,966	16,987
Accrued liabilities	359	(12,913)
Landlord incentives and deferred rent	(3,340)	235
Net cash provided by operating activities	5,802	3,908

Cash Flows Used in Investing Activities:
Purchases of property and equipment	(21,885)	(19,121)
Net cash used in investing activities	(21,885)	(19,121)

Cash Flows Used in Financing Activities:
Repurchases of common stock	(3,980)	(18,827)
Taxes paid related to net settlement of equity awards	(77)	(142)
Payment of debt issuance costs	(471)	—
Net cash used in financing activities	(4,528)	(18,969)

Net decrease in cash and cash equivalents	(20,611)	(34,182)
Cash and cash equivalents, beginning of year	31,331	53,202
Cash and cash equivalents, end of period	$10,720	$19,020

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$244	$23,806
Interest paid	$121	$144

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Francesca’s Holdings Corporation is a holding company incorporated in 2007 under the laws of the State of Delaware whose business operations are conducted through its subsidiaries.  Unless the context otherwise requires, the “Company,” refers to Francesca’s Holdings Corporation and its consolidated subsidiaries. The Company operates a nationwide-chain of boutiques providing its customers with a unique, fun and personalized shopping experience. The Company offers a diverse and balanced mix of apparel, jewelry, accessories and gifts at attractive values. At November 3, 2018, the Company operated 738 boutiques, which are located in 47 states throughout the United States and the District of Columbia, and its ecommerce website.

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

Fiscal Year

The Company maintains its accounts on a 52- or 53-week year ending on the Saturday closest to January 31st. Fiscal year 2018 includes 52 weeks of operations while fiscal year 2017 includes 53 weeks of operations. The fiscal quarters ended November 3, 2018 and October 28, 2017 refer to the thirteen week periods ended as of those dates. The year-to-date periods ended November 3, 2018 and October 28, 2017 refer to the thirty-nine week periods ended as of those dates.

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

Disaggregated revenue

The Company disaggregates net sales into the following major merchandise departments.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
	(in thousands)
Apparel	$48,397	$54,663	$154,738	$180,071
Jewelry	22,855	22,826	73,697	72,157
Accessories	14,844	15,360	47,509	44,076
Gifts	8,685	10,922	31,127	34,873
Others (1)	594	2,020	1,734	2,010
	$95,375	$105,791	$308,805	$333,187

(1)	Includes gift card breakage income, shipping revenue and change in return reserve.

Contract liability

Contract liability consists of gift card liability. The Company accounts for the sale of gift cards as a liability at the time a gift card is sold. The liability is relieved and revenue is recognized upon redemption of the gift card. The Company’s gift cards do not have an expiration date. Income from gift card breakage is estimated based on historical redemption patterns and recognized over the historical redemption period. Unredeemed gift cards at the end of the prior fiscal year recognized in revenues for the thirteen and thirty-nine weeks ended November 3, 2018 totaled $0.6 million and $3.7 million, respectively, and for the thirteen and thirty-nine weeks ended October 28, 2017 totaled $2.1 million and $5.5 million, respectively. Revenue from gift cards during the thirteen and thirty-nine weeks ended October 28, 2017 included $1.5 million of additional gift card breakage income recognized due to the change in estimated period over which redemption of gift card is considered to be remote.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release 34-83875, “Disclosure Update and Simplification”, which amended certain SEC rules to eliminate, modify, or integrate certain SEC requirements in light of other SEC disclosure requirements, GAAP requirements and changes in information environment. The amendments are part of the SEC’s ongoing disclosure effectiveness initiative and eliminated redundant and duplicative requirements including, but not limited to, the ratio of earnings to fixed charges, outdated regulatory disclosures, certain accounting policies about derivative instruments and specific SEC disclosures that are also required under current GAAP. Additionally, the amendments expanded current disclosures requirements for certain companies, specifically the requirement to disclose the change in stockholders' equity for the current and comparative quarter and year-to-date interim periods. The amended rules became effective on November 5, 2018 and are to be applied to any SEC filings on or after that date. The Company adopted the provisions of this rule during the thirteen weeks ended November 3, 2018. The effectiveness of these rule modifications did not have a material impact on the Company’s consolidated financial statements.

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

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

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

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use-Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new guidance will be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The new guidance, among other things, requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, Revenue from Contracts with Customers. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” to provide an additional, optional transition method for adopting ASU 2016-02 which allow entities to apply the new lease standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption while comparative periods presented will continue to be in presented in accordance with current ASC Topic 840, Leases. This new guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The guidance is required to be adopted using either the modified retrospective approach or the additional, optional transition method set forth in ASU 2018-11. The Company is in the process of compiling all agreements that are considered a lease under this new guidance as well as implementing its leasing software solution, including identifying changes to its business processes, systems and controls to support its adoption in fiscal year 2019. While the Company is still evaluating the impact of this new guidance on its consolidated financial statements, it expects that the adoption of this guidance will not have a material impact on its results of operations; however, it will result in a significant increase in total assets and total liabilities on the Company’s balance sheet given that the Company has a significant number of leases.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(16,223)	$239	$(19,654)	$11,835

Denominator:
Weighted-average common shares outstanding - basic	34,796	35,884	34,803	36,387
Restricted stocks and stock options(1)	-	75	-	138
Weighted-average common shares outstanding - diluted	34,796	35,959	34,803	36,525

Per common share:
Basic (loss) earnings per common share	$(0.47)	$0.01	$(0.56)	$0.33
Diluted (loss) earnings per common share	$(0.47)	$0.01	$(0.56)	$0.32

(1)	Due to the Company being in a net loss position in the thirteen and thirty-nine weeks ended November 3, 2018, shares of restricted stock and stock options were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

Potentially issuable shares under the Company’s stock-based compensation plans amounting to 1.0 million shares in each of the thirteen and thirty-nine weeks ended November 3, 2018 and 0.5 million and 0.4 million shares in the thirteen and thirty-nine weeks ended October 28, 2017, respectively, were excluded in the computation of diluted weighted-average common shares outstanding due to their anti-dilutive effect. The Company also excluded contingently issuable performance-based awards totaling 0.7 million shares in each of the thirteen and thirty-nine weeks ended November 3, 2018 and 0.4 million shares in each of the thirteen and thirty-nine weeks ended October 28, 2017 from the computation of diluted earnings per share because the pre-established goals had not been satisfied as of the end of each period.

3.	Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount reflected in the consolidated balance sheets of financial assets and liabilities, which includes cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated their fair values due to the short-term nature of these financial assets and liabilities.

4.	Asset Impairment Charges

In connection with the Company’s quarterly impairment review process, the Company identified events and circumstances indicating that the carrying amounts of certain boutique long-lived assets may be impaired. In determining whether an impairment has occurred, the Company considered both qualitative and quantitative factors.

The quantitative analysis involves estimating the undiscounted future cash flows and comparing it against the carrying value of the boutique’s assets. If the carrying value of the boutique’s assets is greater than the undiscounted future cash flows, an impairment loss is recognized for the difference between the carrying value of the boutique’s assets and the discounted future cash flows. The discounted future cash flows are determined based on such boutique’s historical experience, current sales trends, market conditions and other relevant factors deemed material, and discounted using a rate commensurate with the risk. The inputs used in the determination of discounted future cash flows are considered as Level 3 inputs in the fair value hierarchy, which require a significant degree of judgment and are based on the Company’s own assumptions.

Based on the results of such assessment, the Company recorded non-cash asset impairment charges of $14.4 million, mostly related to 129 underperforming boutiques for which the remaining carrying value of their assets are no longer expected to be recoverable.

5.	Income Taxes

The provision for income taxes is based on the Company’s current estimate of the annual effective tax rate. The effective income tax rates for the thirteen weeks ended November 3, 2018 and October 28, 2017 were 29.3% and 45.0%, respectively, and for the thirty-nine weeks ended November 3, 2018 and October 28, 2017 were 26.2% and 39.5%, respectively. The change in the effective tax rates for the thirteen and thirty-nine weeks ended November 3, 2018 versus the prior year comparable periods was primarily due to the lower statutory federal corporate tax rate under the Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017.

As of November 3, 2018 and October 28, 2017, income tax receivable totaled $10.1 million and $9.9 million, respectively.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

During the thirteen weeks ended November 3, 2018, the Company recorded adjustments to previously recognized amounts related to the Tax Act resulting in $0.3 million of income of tax benefit related to the remeasurement of net deferred tax assets. The Company expects to complete its analysis of the Tax Act during the thirteen weeks ended February 2, 2019. Any additional adjustments will be reflected in income tax expense or benefit for the thirteen weeks ending February 2, 2019.

6.	Revolving Credit Facility

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

Asset Based Revolving Credit Agreement

On May 25, 2018, Francesca’s Holdings Corporation (the “Holdings”), as a guarantor, certain of its subsidiaries, as borrowers (the “Borrowers”), and certain of its subsidiaries as guarantors (together with Holdings and the Borrowers, the “Loan Parties”), entered into an asset based revolving Credit Agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. The Credit Agreement provides for revolving commitments of $50.0 million (including up to $10.0 million for letters of credit) and matures on May 25, 2023. Availability under the Credit Agreement is subject to a customary borrowing base comprised of: (a) a specified percentage of the Borrower’s credit card accounts (as defined in the Credit Agreement); and (b) a specified percentage of the Borrower’s eligible inventory (as defined in the Credit Agreement), and reduced by (c) certain customary reserves and adjustments (as defined in the Credit Agreement). The Credit Agreement also contains an increase option permitting the Borrowers, subject to certain requirements, to arrange with lenders for additional revolving commitments for up to an aggregate of $25.0 million. At November 3, 2018, there were no borrowings outstanding and $34.5 million of borrowing base availability under the Credit Agreement.

All obligations of each Loan Party under the Credit Agreement are unconditionally guaranteed by Holdings and each of Holdings’ existing and future direct and indirect wholly owned domestic subsidiaries, including the Borrowers. All obligations under the Credit Agreement, and the guarantees of those obligations (as well as banking services obligations and any interest rate hedging or other swap agreements), are secured by substantially all of the assets of Holdings and each of Holdings’ existing and future direct and indirect wholly owned domestic subsidiaries. In addition, the Credit Agreement requires the Loan Parties to maintain a minimum ratio of (i) EBITDAR (as defined in the Credit Agreement) minus unfinanced capital expenditures (as defined in the Credit Agreement), to (ii) fixed charges of 1.00 to 1.00 during periods when availability (as defined in the Credit Agreement) is less than $6.0 million (or has recently been less than $6.0 million as further specified in the Credit Agreement) (such ratio, the “Fixed Charge Coverage Ratio”). As of November 3, 2018, the borrowing availability under the Credit Agreement was more than $6.0 million resulting in the elimination of the Fixed Charge Coverage Ratio requirement.

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

In connection with the Credit Agreement, the Company incurred $0.5 million of debt issuance costs during the thirty-nine weeks ended November 3, 2018, which is being amortized over the term of the facility.

7.	Stock-based Compensation

Stock-based compensation cost is measured at the grant date fair value and is recognized as an expense on a straight-line basis over the employee’s requisite service period. The Company recognized $0.7 million and $1.4 million of stock-based compensation expense in the thirteen and thirty-nine weeks ended November 3, 2018, respectively. The Company recognized a net reversal of stock-based compensation totaling $0.3 million in the thirteen weeks ended October 28, 2017 and $2.1 million of stock-based compensation expense in the thirty-nine weeks ended October 28, 2017.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

Management Awards

During the thirty-nine weeks ended November 3, 2018 and October 28, 2017, the Company granted 0.9 million and 0.3 million shares of restricted stock, respectively, to certain executives and key employees.  For the fiscal 2018 award, 50% of the total shares awarded were in the form of performance-based restricted shares (“PSA”) while the remaining 50% were in the form of time-based restricted shares (“RSA”). For the fiscal 2017 award, 65% of the total shares awarded were in the form of PSAs while the remaining 35% were in the form of RSAs. The number of PSAs that may ultimately vest will equal 0% to 150% of the target shares awarded subject to the achievement of pre-established performance goals and the employee’s continued employment through the third anniversary of the grant date. The RSAs vest in one installment on the third anniversary of the award date.

At the end of each reporting period, the Company assessed the probability of achieving the pre-established performance conditions related to outstanding PSAs. As a result of this assessment, the Company recognized a reversal of previously accrued expenses totaling $0.9 million in the thirty-nine weeks ended November 3, 2018 which were recorded prior to the third quarter of fiscal year 2018. Reversal of previously accrued expenses in each of the thirteen and thirty-nine weeks ended October 28, 2017 totaled $1.2 million.

8.	Share Repurchases

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
	(in thousands, except per share data)
Number of shares repurchased	-	491	659	1,614
Total cost of shares repurchased	$-	$3,500	$3,522	$18,517
Average price per share (includes brokers’ commission)	$-	$7.13	$5.34	$11.48

At November 3, 2018, there was $40.2 million remaining balance available for future purchases under the Repurchase Plan.

9.	Commitments and Contingencies

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

Minimum future rental payments under non-cancellable operating leases as of November 3, 2018, are as follows:

Fiscal year	Amount
(in thousands)
Remainder of 2018	$12,546
2019	47,680
2020	42,268
2021	35,746
2022	29,963
Thereafter	82,093
$250,296

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

Legal Proceedings

On January 27, 2017, a purported collective action lawsuit entitled Meghan Magee, et al. v. Francesca’s Holdings Corp., et al. was filed in the United States District Court for the District of New Jersey, Camden Vicinage against the Company for alleged violations of federal and state wage and hour laws. On November 6, 2018, the court conditionally certified the collective action. The Company believes that the allegations contained in the lawsuit are without merit and intends to vigorously defend itself against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, the Company has not recorded an accrual for any possible loss.

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. These risks and uncertainties include, but are not limited to, the following: the risk that we cannot anticipate, identify and respond quickly to changing fashion trends and customer preferences or changes in consumer environment, including changing expectations of service and experience in boutiques and online, and evolve our business model; our ability to attract a sufficient number of customers to our boutiques or sell sufficient quantities of our merchandise through our ecommerce business; our ability to successfully open, refresh, operate and close boutiques each year, as necessary, to ensure an appropriate brick and mortar footprint; our ability to efficiently source and distribute additional merchandise quantities necessary to support our growth; and impact of potential tariff increases and new tariffs. For additional information regarding these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward looking statements, please refer to “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 and filed with the Securities and Exchange Commission (“SEC”) on March 28, 2018 (“Fiscal Year 2017 10-K”) and any risk factors contained in subsequent Quarterly Reports on Form 10-Q or other filings we file with the SEC, as well as our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Fiscal Year 2017 10-K.

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

francesca’s® is a specialty retailer which operates a nationwide-chain of boutiques providing customers a unique, fun and personalized shopping experience. The merchandise assortment is a diverse and balanced mix of apparel, jewelry, accessories and gifts. As of November 3, 2018, francesca’s ® operated 738 boutiques in 47 states and the District of Columbia and also served its customers through www.francescas.com, our ecommerce website. The information contained on our ecommerce website is not incorporated by reference into this Quarterly Report on Form 10-Q and you should not consider information contained on our ecommerce website to be part of this Quarterly Report on Form 10-Q.

During the thirteen weeks ended November 3, 2018, our net sales decreased 10% to $95.4 million from $105.8 million, income from operations decreased by $23.5 million from $0.5 million to an operating loss of $23.1 million, and net income decreased $16.5 million from $0.2 million to a net loss of $16.2 million, over the comparable prior year quarter. Diluted loss per share for the thirteen weeks ended November 3, 2018 was $0.47, based on 34.8 million weighted average diluted shares outstanding, compared to diluted earnings per share of $0.01, based on 36.0 million weighted average diluted shares outstanding, in the thirteen weeks ended October 28, 2017.

During the thirty-nine weeks ended November 3, 2018, our net sales decreased 7% to $308.8 million from $333.2 million, income from operations decreased $46.4 million from income from operations of $19.6 million to an operating loss of $26.8 million, and net income decreased $31.5 million from net income of $11.8 million to a net loss of $19.7 million. Diluted loss per share for the thirty-nine weeks ended November 3, 2018 was $0.56, based on 34.8 million weighted average diluted shares outstanding, compared to diluted earnings per share of $0.32, based on 36.5 million weighted average diluted shares outstanding in the thirty-nine weeks ended October 28, 2017.

We operated 738 boutiques and 714 boutiques as of November 3, 2018 and October 28, 2017, respectively. We expect to open one new boutique, remodel one existing boutique and close 11 boutiques during the remainder of fiscal year 2018.

We recently deployed new technologies to enhance our omni-channel and customer engagement capabilities as part of our long-term strategic plan. In fiscal year 2017, we completed our legacy point-of-sale system replacement and the implementation of a new customer relationship management system. In October 2018, we completed the implementation of a new warehouse management system for ecommerce. These new systems will enhance our visibility into our products and supply chain which we expect will result in improved customer service, improved operational efficiency, enhanced management analytics and increased inventory synergies between our ecommerce and our boutique channels.

In connection with our quarterly impairment review process, we identified events and circumstances indicating that the carrying amounts of boutique long-lived assets may be impaired. In determining whether an impairment has occurred, we considered both qualitative and quantitative factors. The quantitative analysis involves estimating the undiscounted future cash flows and comparing it against the carrying value of the boutique’s assets. If the carrying value of the boutique’s assets is greater than the undiscounted future cash flows, an impairment loss is recognized for the difference between the carrying value of the boutique’s assets and the discounted future cash flows. The discounted future cash flows are determined based on such boutique’s historical experience, current sales trends, market conditions and other relevant factors deemed material, and discounted using a rate commensurate with the risk. The inputs used in the determination of discounted future cash flows are considered as Level 3 inputs in the fair value hierarchy, which require a significant degree of judgment and are based on management’s assumptions. Based on the results of such assessment, we recorded non-cash asset impairment charges of $14.4 million, mostly related to 129 underperforming boutiques for which the remaining net book value of their assets are no longer expected to be recoverable.

Results of Operations

The following represents operating data for the thirteen and thirty-nine weeks ended November 3, 2018 and October 28, 2017.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales change for period	(10)%	(11)%	(7)%	(2)%
Comparable sales results for the period (1)	(14)%	(18)%	(15)%	(9)%
Number of boutiques open at end of period	738	714	738	714
Net sales per average square foot for period (2)	$89	$107	$291	$345
Average square feet per boutique (3)	1,450	1,417	1,450	1,417
Total gross square feet at end of period	1,070,000	1,012,000	1,070,000	1,012,000

(1)	A boutique is included in comparable sales on the first day of the fifteenth full month following the boutique’s opening. If a boutique is closed for four or more days within a given fiscal week for any reason, we exclude sales from that boutique from comparable sales for that full fiscal week. If a boutique is permanently closed, we exclude sales from that boutique from comparable sales on the first day of the fiscal month that it did not register full month of sales. Comparable sales include our ecommerce sales and exclude gift card breakage income.
(2)	Net sales per average square foot is calculated by dividing net sales for the period by the average square feet during the period. For purposes of providing net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. For individual quarterly periods, average square feet is calculated as (a) the sum of total gross square feet at the beginning and end of the period divided by (b) two. For periods consisting of more than one fiscal quarter, average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.
(3)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.

Boutique Count

The following table summarizes the number of boutiques open at the beginning and end of the periods and the number of boutiques remodeled for the periods indicated.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Number of boutiques open at beginning of period	742	692	721	671
Boutiques added	-	23	31	51
Boutiques closed	(4)	(1)	(14)	(8)
Number of boutiques open at the end of period	738	714	738	714
Number of boutiques remodeled for the period	35	2	80	16

Thirteen Weeks Ended November 3, 2018 Compared to Thirteen Weeks Ended October 28, 2017

	Thirteen Weeks Ended
	November 3, 2018		October 28, 2017		Variance
	In USD	As a % of Net Sales (1)	In USD	As a % of Net Sales (1)	In USD	%	Basis Points
	(In thousands, except percentages and basis points)
Net sales	$95,375	100.0%	$105,791	100.0%	$(10,416)	(10)%	-
Cost of goods sold and occupancy costs	61,730	64.7%	63,931	60.4%	(2,201)	(3)%	430
Gross profit	33,645	35.3%	41,860	39.6%	(8,215)	(20)%	(430)
Selling, general and administrative expenses	42,286	44.3%	41,405	39.1%	881	2%	520
Asset impairment charges	14,419	15.1%	-	0.0%	14,419	* (2)	*	(2)
(Loss) income from operations	(23,060)	(24.2)%	455	0.4%	(23,515)	* (2)	*	(2)
Interest expense	(51)	(0.1)%	(109)	(0.1)%	58	53%	-
Other income	151	0.2%	88	0.1%	63	72%	10
(Loss) income before income tax (benefit) expense	(22,960)	(24.1)%	434	0.4%	(23,394)	* (2)	*	(2)
Income tax (benefit) expense	(6,737)	(7.1)%	195	0.2%	(6,932)	* (2)	*	(2)
Net (loss) income	$(16,223)	(17.0)%	$239	0.2%	$(16,462)	* (2)	*	(2)

(1)	Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.
(2)	Not meaningful.

Net Sales

Net sales decreased 10% to $95.4 million in the thirteen weeks ended November 3, 2018 from $105.8 million in the thirteen weeks ended October 28, 2017 due to a 14% decrease in comparable sales. This follows an 18% decrease in comparable sales for the same prior year quarter. The decrease in comparable sales in the thirteen weeks ended November 3, 2018 was primarily driven by the decline in boutique traffic. This decrease was partially offset by 24 net new boutiques added since the prior year quarter. There were 675 comparable boutiques and 63 non-comparable boutiques open at November 3, 2018 compared to 640 and 74, respectively, at October 28, 2017.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs decreased 3% to $61.7 million in the thirteen weeks ended November 3, 2018 from $63.9 million in the thirteen weeks ended October 28, 2017. Cost of merchandise and freight expenses decreased by $5.3 million compared to the same period of the prior year due to the decrease in sales volume. Occupancy costs increased by $3.1 million due to the increase in the number of boutiques in operation, higher average rent and related expenses driven by increased penetration of boutiques in high traffic centers, higher depreciation due to increased costs of new boutiques and remodels, and costs associated with boutique remodels.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 64.7% in the thirteen weeks ended November 3, 2018 from 60.4% in the thirteen weeks ended October 28, 2017, an unfavorable variance of 430 basis points. This change was driven by the deleveraging of occupancy costs as a result of lower sales as well as the increase in occupancy costs. These increases were partially offset by higher merchandise margins due to continuing improvements in our inventory management process resulting in lower inventory reserves. The prior year’s third quarter included a $2.6 million back-to-school merchandise reserve that did not occur in the current year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 2% to $42.3 million in the thirteen weeks ended November 3, 2018 from $41.4 million in the thirteen weeks ended October 28, 2017 primarily due to a $2.0 million increase in performance-based incentive expenses as a result of the prior year expense reversal recorded in the third quarter. A similar reversal was recorded in the second quarter of fiscal year 2018. This increase was partially offset by a $1.2 million decrease in selling expenses primarily due to labor efficiencies at the boutique level.

As a percentage of net sales, selling, general and administrative expense increased to 44.3% in the thirteen weeks ended November 3, 2018 as compared to 39.1% in the thirteen weeks ended October 28, 2017 due to the deleveraging of expenses as a result of lower sales.

Asset Impairment Charges

We recognized asset impairment charges of $14.4 million in the thirteen weeks ended November 3, 2018 mostly related to 129 underperforming boutiques. See discussion under “Overview” above for additional information.

Income Tax (Benefit) Expense

The decrease in provision for income taxes of $6.9 million in the thirteen weeks ended November 3, 2018 compared to the thirteen weeks ended October 28, 2017 was primarily due to the decrease in pre-tax income as well as lower effective tax rate. The effective tax rate in the thirteen weeks ended November 3, 2018 decreased to 29.3% from 45.0% in the thirteen weeks ended October 28, 2017. The decrease in the effective tax rate versus the comparable prior year period was primarily due to the lower statutory federal corporate tax rate under the Tax Cuts and Jobs Act (“Tax Act”) enacted in December 2017.

During the thirteen weeks ended November 3, 2018, we recorded adjustments to previously recognized amounts related to the Tax Act resulting in $0.3 million of income tax benefit related to the remeasurement of our net deferred tax assets. We expect to complete our analysis of the Tax Act during the thirteen weeks ending February 2, 2019. Any additional adjustments will be reflected in income tax expense or benefit in the thirteen weeks ending February 2, 2019.

Thirty-Nine Weeks Ended November 3, 2018 Compared to Thirty-Nine Weeks Ended October 28, 2017

	Thirty-Nine Weeks Ended
	November 3, 2018		October 28, 2017		Variance
	In USD	As a % of Net Sales (1)	In USD	As a % of Net Sales (1)	In USD	%	Basis Points
	(In thousands, except percentages and basis points)
Net sales	$308,805	100.0%	$333,187	100.0%	$(24,382)	(7)%	-
Cost of goods sold and occupancy costs	192,690	62.4%	187,249	56.2%	5,441	3%	620
Gross profit	116,115	37.6%	145,938	43.8%	(29,823)	(20)%	(620)
Selling, general and administrative expenses	128,298	41.5%	126,238	37.9%	2,060	2%	370
Asset impairment charges	14,567	4.7%	100	0.0%	14,467	* (2)	*	(2)
(Loss) income from operations	(26,750)	(8.7)%	19,600	5.9%	(46,350)	* (2)	*	(2)
Interest expense	(280)	(0.1)%	(332)	(0.1)%	52	16%	-
Other income	403	0.1%	278	0.1%	125	45%	-
(Loss) income before income tax benefit expense	(26,627)	(8.6)%	19,546	5.9%	(46,173)	* (2)	*	(2)
Income tax (benefit) expense	(6,973)	(2.3)%	7,711	2.3%	(14,684)	* (2)	*	(2)
Net (loss) income	$(19,654)	(6.4)%	$11,835	3.6%	$(31,489)	* (2)	*	(2)

(1)	Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.
(2)	Not meaningful.

Net Sales

Net sales decreased 7% to $308.8 million in the thirty-nine weeks ended November 3, 2018 from $333.2 million in the thirty-nine weeks ended October 28, 2017 due to a 15% decrease in comparable sales. This follows a 9% decrease in comparable sales for the same prior year period. The decrease in comparable sales during the thirty-nine weeks ended November 3, 2018 was primarily due to a decline in boutique traffic and boutique conversion rate. These decreases were partially offset by 24 net new boutiques added since the comparable prior year period. There were 675 comparable boutiques and 63 non-comparable boutiques open at November 3, 2018 compared to 640 and 74, respectively, at October 28, 2017.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs increased 3% to $192.7 million in the thirty-nine weeks ended November 3, 2018 from $187.2 million in the thirty-nine weeks ended October 28, 2017. Cost of merchandise and freight expenses decreased by $4.4 million compared to the same period of the prior year due to the decrease in sales volume. Occupancy costs increased by $9.8 million due to the increase in the number of boutiques in operation, higher average rent and related expenses driven by increased penetration of boutiques in high traffic centers, higher depreciation due to the increased costs of new boutiques and remodels, and costs associated with boutique remodels.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 62.4% in the thirty-nine weeks ended November 3, 2018 from 56.2% in the thirty-nine weeks ended October 28, 2017, an unfavorable variance of 620 basis points. This change was driven by the deleveraging of occupancy costs as a result of lower sales as well as the increase in occupancy costs. Additionally, merchandise margins were lower compared to the same period last year due to higher markdowns.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 2% to $128.3 million in the thirty-nine weeks ended November 3, 2018 from $126.2 million in the thirty-nine weeks ended October 28, 2017. This variance was due to increases of $2.0 million in payroll and related expenses, $0.5 million in marketing and $0.5 million in corporate depreciation, all of which were to support the larger boutique base and ecommerce operations as well as infrastructure and strategic investments. These increases were partially offset by $0.6 million decrease in long-term performance-based incentive expenses as a result of lower expected payouts and $0.3 million of lower selling expenses primarily due to labor efficiencies at the boutique level.

As a percentage of net sales, selling, general and administrative expense increased to 41.5% in the thirty-nine weeks ended November 3, 2018 as compared to 37.7% in the thirty-nine weeks ended October 28, 2017 primarily due to the deleveraging of expenses as a result of lower sales.

Asset Impairment Charges

We recognized asset impairment charges of $14.6 million in the thirty-nine weeks ended November 3, 2018 mostly related to 129 underperforming boutiques. See discussion under “Overview” above for additional information.

Income Tax (Benefit) Expense

The decrease in provision for income taxes of $14.7 million in the thirty-nine weeks ended November 3, 2018 compared to the thirty-nine weeks ended October 28, 2017 was primarily due to the decrease in pre-tax income and lower effective tax rate. The effective tax rate in the thirty-nine weeks ended November 3, 2018 decreased to 26.2% from 39.5% in the thirty-nine weeks ended October 28, 2017. The change in the effective tax rate versus the comparable prior year period was primarily due to the lower statutory federal corporate tax rate under the Tax Act.

During the thirty-nine weeks ended November 3, 2018, we recorded adjustments to previously recognized amounts related to the Tax Act resulting in $0.3 million of income tax benefit related to the remeasurement of our net deferred tax assets. We expect to complete our analysis of the Tax Act during the thirteen weeks ending February 2, 2019. Any additional adjustments will be reflected in income tax expense or benefit for the thirteen weeks ending February 2, 2019.

Sales by Merchandise Department

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 3, 2018		October 28, 2017		November 3, 2018		October 28, 2017
	In Dollars	As a % of Net Sales(1)	In Dollars	As a % of Net Sales(1)	In Dollars	As a % of Net Sales(1)	In Dollars	As a % of Net Sales(1)
	(in thousands, except percentages)
Apparel	$48,397	50.7%	$54,663	51.7%	$154,738	50.1%	$180,071	54.0%
Jewelry	22,855	24.0%	22,826	21.6%	73,697	23.9%	72,157	21.7%
Accessories	14,844	15.6%	15,360	14.5%	47,509	15.4%	44,076	13.2%
Gifts	8,685	9.1%	10,922	10.3%	31,127	10.1%	34,873	10.5%
Other (2)	594	0.6%	2,020	1.9%	1,734	0.4%	2,010	0.6%
	$95,375	100.0%	$105,791	100.0%	$308,805	100.0%	$333,187	100.0%

(1)	Percentage totals in the above table may not equal the sum of the components due to rounding.
(2)	Includes gift card breakage income, shipping and change in return reserve.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our Asset Based Revolving Credit Facility (see “Revolving Credit Facility” below for more information). Our primary cash needs are for capital expenditures in connection with opening new boutiques and remodeling existing boutiques, investing in improved technology and distribution facility enhancements, funding normal working capital requirements and payments of interest and principal, if any, under our Asset Based Revolving Credit Facility. We may use cash or our Asset Based Revolving Credit Facility to issue letters of credit to support merchandise imports or for other corporate purposes. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. Our working capital position benefits from the fact that we generally collect cash from sales to customers the day of or, in the case of credit or debit card transactions, within several days of the related sales and we typically have up to 30 days to pay our vendors.

As of November 3, 2018, we had $10.7 million of cash and cash equivalents as well as no borrowings outstanding and $34.5 million of borrowing base availability under our Asset Based Revolving Credit Facility. See “Revolving Credit Facility” below for more information.

We expect that our cash flow from operations along with borrowings under our Asset Based Revolving Credit Facility and tenant allowances for new boutiques will be sufficient to fund capital expenditures and our working capital requirements for at least the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table:

	Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017
	(in thousands)
Provided by operating activities	$5,802	$3,908
Used in investing activities	(21,885)	(19,121)
Used in financing activities	(4,528)	(18,969)
Net decrease in cash and cash equivalents	$(20,611)	$(34,182)

Operating Activities

Operating activities consist of net (loss) income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, asset impairment charges, deferred taxes, the effect of working capital changes and tenant allowances received from landlords. Net cash provided by operating activities were $5.8 million and $3.9 million in each of the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively. The increase in cash provided by operating activities in the current period as compared to the same period of the prior year was primarily due to lower income tax payments as well as timing of payments in accrued expenses. These changes were partially offset by lower net income and the decrease in landlord incentives due to the decrease in the number of new boutique openings in the current year compared to the same period of the prior year.

Investing Activities

Investing activities consist primarily of capital expenditures for new boutiques, improvements to existing boutiques, as well as investments in information technology and our distribution facility.

	Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017
	(in thousands)
Capital expenditures for:
New boutiques	$8,433	$13,331
Remodels	8,924	1,974
Existing boutiques	1,993	2,426
Technology	1,863	1,072
Corporate and distribution	672	318
	$21,885	$19,121

Our total capital expenditures for the thirty-nine weeks ended November 3, 2018 and October 28, 2017 were $21.9 million and $19.1 million, respectively. A majority of our spending were invested in boutique remodels at $8.9 million for fiscal year 2018 and in new boutique openings at $13.3 million for fiscal year 2017. Spending for new boutiques and remodels included amounts associated with boutiques that will be opened or remodeled subsequent to the end of each fiscal quarter.

	Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017
New boutiques:
Number of new boutiques opened	31	51
Average cost per new boutique	$315,000	$291,000
Average tenant allowance per new boutique	$43,000	$55,000

Remodels:
Number of boutiques remodeled	80	16
Average cost per remodeled boutique	$143,000	$123,000

The increase in the average cost of new boutiques during the thirty-nine weeks ended November 3, 2018 compared to the same prior year period was due to higher costs of furniture and fixtures as a result of implementing our new boutique design piloted in our existing boutiques last year. Average tenant allowance per boutique decreased primarily due to our continued focus in lowering rental rates. Tenant allowances are amortized as a reduction in rent expense over the term of the lease. The average collection period for these allowances is approximately six months after boutique opening. As a result, we fund the cost of new boutiques with cash flow from operations, tenant allowances from our landlords, or borrowings under our revolving credit facility. For the thirty-nine weeks ended November 3, 2018, the average cost of a remodel increased compared to the same period last year primarily as a result of more extensive updates to our boutiques.

Management anticipates that cash disbursement for capital expenditures for the remainder of fiscal year 2018 will be approximately $8.1 million. The majority of this amount will be spent on boutique construction costs as well as on investments in our corporate office and technology systems.

Financing Activities

Financing activities consist of borrowings and payments under our revolving credit facility, repurchases of our common stock, and proceeds from the exercise of stock options and the related tax consequence.

Net cash used in financing activities totaled $4.5 million and $19.0 million during the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively. Cash used in financing activities in each period primarily consists of repurchases of common stock.

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

Asset Based Revolving Credit Facility

On May 25, 2018, Francesca’s Holdings Corporation (the “Holdings”), as a guarantor, certain of its subsidiaries, as borrowers (the “Borrowers”), and certain of its subsidiaries as guarantors (together with the Company and the Borrowers, the “Loan Parties”), entered into an asset based revolving Credit Agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. The Credit Agreement provides for revolving commitments of $50.0 million (including up to $10.0 million for letters of credit) and matures on May 25, 2023. Availability under the Credit Agreement is subject to a customary borrowing base comprised of: (a) a specified percentage of the Borrower’s credit card accounts (as defined in the Credit Agreement); and (b) a specified percentage of the Borrower’s eligible inventory (as defined in the Credit Agreement), and reduced by (c) certain customary reserves and adjustments (as defined in the Credit Agreement). The Credit Agreement also contains an increase option permitting the Borrowers, subject to certain requirements, to arrange with lenders for additional revolving commitments for up to an aggregate of $25.0 million. At November 3, 2018, there were no borrowings outstanding and $34.5 million of borrowing base availability under the Credit Agreement.

All obligations of each Loan Party under the Credit Agreement are unconditionally guaranteed by the Company and each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries, including the Borrowers. All obligations under the Credit Agreement, and the guarantees of those obligations (as well as banking services obligations and any interest rate hedging or other swap agreements), are secured by substantially all of the assets of the Company and each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries. In addition, the Credit Agreement requires the Loan Parties to maintain a minimum ratio of (i) EBITDAR (as defined in the Credit Agreement) minus unfinanced capital expenditures (as defined in the Credit Agreement), to (ii) fixed charges of 1.00 to 1.00 during periods when availability (as defined in the Credit Agreement) is less than $6.0 million (or has recently been less than $6.0 million as further specified in the Credit Agreement) (such ratio, the “Fixed Charge Coverage Ratio”). As of November 3, 2018, our borrowing availability was more than $6.0 million, resulting in the elimination of the Fixed Charge Coverage Ratio requirement.

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

In connection with the Credit Agreement, the Company incurred $0.5 million of debt issuance costs during the thirty-nine weeks ended November 3, 2018, which is being amortized over the term of the facility.

Share Repurchase Program

For information regarding our share repurchase program, please refer to Note 8 to our unaudited consolidated financial statements included in Part I of this report, which is incorporated herein by reference.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 1 to the Company’s annual consolidated financial statements included in our Fiscal Year 2017 10-K.

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Fiscal Year 2017 10-K. As of November 3, 2018, there were no significant changes to any of our critical accounting policies and estimates as disclosed in our Fiscal Year 2017 10-K.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, please refer to Note 1 to our unaudited consolidated financial statements included in Part I of this Report, which is incorporated herein by reference.

Contractual Obligations

There were no significant changes to our contractual obligations and commercial commitments as disclosed in our Fiscal Year 2017 10-K, other than those which occur in the normal course of business.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows could be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future. At November 3, 2018, no borrowings were outstanding under the Asset Based Revolving Credit Facility.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of November 3, 2018.

There were no changes in our internal control over financial reporting during the quarter ended November 3, 2018 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings involving us, please refer to Note 9 to our unaudited consolidated financial statements included in Part I of this Report, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A contained in Part I of our Fiscal Year 2017 10-K.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.3 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011)

3.2	Amended and Restated Bylaws of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on September 20, 2016)

31.1*	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of November 3, 2018, February 3, 2018 and October 28, 2017, (ii) the Unaudited Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended November 3, 2018 and October 28, 2017, (iii) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Thirty-Nine Weeks Ended November 3, 2018 and October 28, 2017, (iv) Unaudited Consolidated Statements of Cash Flows for the Thirty-Nine Weeks ended November 3, 2018 and October 28, 2017 and (v) the Notes to the Unaudited Consolidated Financial Statements

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Francesca’s Holdings Corporation
(Registrant)

Date: December 12, 2018	/s/ Kelly M. Dilts
Kelly M. Dilts
Chief Financial Officer (duly authorized officer and Principal Financial and Accounting Officer)

