Form 10-K
period 2019-02-02
Francesca's Holdings CORP
filed 2019-05-03
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2019

Commission file number 001-35239

FRANCESCA’S HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-8874704
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

8760 Clay Road Houston, TX 77080

(Address of principal executive offices including ZIP code)

(713) 864-1358

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	FRAN	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of August 3, 2018, the last business day of the registrant’s most recently completed second quarter, was approximately $199.4 million.

As of April 15, 2019, there were 35,491,049 shares (excluding 11,079,448 of treasury stock) of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the 2018 fiscal year, are incorporated by reference into Part III of this report.

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. These risks and uncertainties include, but are not limited to, the following: the risk that our exploration of strategic or financial alternatives may not result in any transaction or alternative that enhances value, the risk that we may not be able to successfully integrate our Interim Chief Executive Officer and attract and integrate a new Chief Executive Officer; the risk that we cannot anticipate, identify and respond quickly to changing fashion trends and customer preferences or changes in consumer environment, including changing expectations of service and experience in boutiques and online, and evolve our business model; our ability to attract a sufficient number of customers to our boutiques or sell sufficient quantities of our merchandise through our ecommerce website; our ability to successfully open, close, refresh, and operate new boutiques each year; our ability to efficiently source and distribute additional merchandise quantities necessary to support our growth; risks related to our ability to comply with the continued listing standards of the Nasdaq Global Select Market and the potential delisting of our common stock; and the impact of potential tariff increases or new tariffs. For additional information regarding these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors,” contained in Part I of this Annual Report on Form 10-K and any risk factors contained in subsequent Quarterly Reports on Form 10-Q or other reports we file with the Securities and Exchange Commission (“SEC”).

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

We operate on a fiscal calendar which, in a given fiscal year, consists of a 52- or 53-week period ending on the Saturday closest to January 31st. The reporting periods contained in our audited consolidated financial statements included in this Annual Report on Form 10-K contain 52 weeks of operations in fiscal year 2018, which ended on February 2, 2019, 53 weeks of operations in fiscal year 2017, which ended on February 3, 2018, and 52 weeks of operations in fiscal year 2016, which ended on January 28, 2017.

Our Company

francesca’s® is a specialty retailer which operates a nationwide-chain of boutiques providing customers a unique, fun and personalized shopping experience. The merchandise assortment we offer is a diverse and balanced mix of apparel, jewelry, accessories and gifts. We aim to offer a differentiated shopping experience and quality, on-trend merchandise at a compelling value, across a wide variety of geographic markets and shopping venues. As of February 2, 2019, francesca’s® operated 727 boutiques in 47 states and the District of Columbia and also served its customers through www.francescas.com, our ecommerce website.

Recent Developments

We have developed a turnaround plan to stabilize and then grow our business. This plan includes strategies aimed at enhancing our financial performance, which has declined primarily as a result of our continued comparable sales declines. See “Our Growth Strategy” below for additional information. In fiscal year 2018, comparable sales declined 14% and in fiscal year 2017 comparable sales declined 11%. In each case, we believe the declines were primarily the result of our inability to successfully implement merchandise planning, buying and promotional policies to leverage our strength of delivering on-trend merchandise at a compelling value, causing declines in both conversion rates and boutique traffic. Additionally, the growth in our expense structure has outpaced our revenues. As a result, our ability to generate cash from operations was adversely impacted in fiscal year 2018 and we ended the year with $20.1 million in cash and cash equivalents and approximately $10.0 million in borrowings under our Asset Based Revolving Credit Facility (as defined below). Subsequent to fiscal year 2018, we borrowed an additional $5.0 million under our Asset Based Revolving Credit Facility while waiting for the receipt of an income tax refund from the IRS. As of May 2, 2019, our estimated cash and cash equivalents were approximately $13.0 million which included the receipt of $8.5 million income tax refund from the IRS we received on April 22, 2019. Additionally, the estimated cash balance as of May 2, 2019 reflects a $5.0 million payment on our Asset Based Revolving Credit Facility, bringing the outstanding balance back down to $10.0 million and our estimated additional availability to $14.6 million as of that date. We also incurred an operating loss of $33.5 million in fiscal 2018 as compared to operating income of $30.0 million in fiscal 2017. Our operating loss for fiscal year 2018 includes a non-cash asset impairment charge, a full valuation allowance on our net deferred tax assets, professional fees associated with the Company’s turnaround plan and evaluation of strategic and financial alternatives discussed below and reversal of stock-based compensation in connection with our Chief Executive Officer’s (“CEO”) resignation. See below under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations,” for additional information.

In addition, as previously disclosed, in January 2019, our Board of Directors initiated a review of our strategic and financial alternatives to maximize value. We retained Rothschild & Co and other advisors to assist in the review of these alternatives. There can be no assurance that the exploration of strategic and financial alternatives will result in any transaction or other result that enhances value. Also as previously disclosed, we have not set a timetable for the completion of the review process, and we do not intend to comment on the process unless a specific transaction or other alternative is approved by our Board of Directors, the process is concluded, or it is otherwise determined that further disclosure is appropriate or required by law.

In addition, in February 2019, Mr. Steve Lawrence resigned from his position as our President and CEO and Mr. Michael Prendergast of Alvarez & Marsal was appointed as our Interim CEO. Also, in February 2019, our Senior Vice President and Chief Merchandising Officer departed the Company. We are in the beginning stages of a formal search for a permanent CEO and either a general merchandising manager or a Chief Merchandising Officer, but are confident that we currently have an experienced interim leadership team in place to execute on our turnaround plan.

Our Philosophy

Our operating philosophy is grounded in the following and we believe differentiates us from our competitors:

•	On-trend Merchandise Delivered at a Compelling Value. Our boutiques aim to carry a broad and shallow selection of quality on-trend apparel, jewelry, accessories and gifts at attractive prices that ‘surprise and delight’ our customers. Our buyers closely monitor the marketplace to identify and source proven fashion trends we believe will appeal to our core customers. We have a unique assortment as we primarily offer items under our proprietary labels. We also carry a small selection of third-party, nationally recognized brands that we use opportunistically in certain categories. We offer a broad selection of merchandise, but intentionally purchase relatively smaller quantities of individual items for each boutique. We frequently replenish our boutiques with new merchandise, keeping the shopping experience fresh and exciting for our customers. The short lead times of our vendors maximizes our speed to market, as it generally takes four to twelve weeks from the time an order is placed to the time merchandise is available on the boutique floor. These short lead times enable us to make more informed buying decisions by allowing us to react quickly to fashion trends. This approach, combined with our balanced merchandise mix of approximately 50% apparel and 50% jewelry, accessories and gifts, is designed to encourage frequent visits by our customers and mitigate the seasonal fluctuations in sales and merchandise margin.

•	Differentiated Shopping Experience. Each of our retail locations is designed and merchandised to feel like an upscale yet affordable boutique. Merchandise presentations, including display windows, tables and walls, are refreshed frequently to keep our boutiques new and exciting. Each boutique feels individualized and our boutique associates strive to provide a personalized and intimate guest experience by creating a high-touch service environment which increases guest engagement and enhances the shopping experience. We believe these attributes, along with our strategy of carrying a broad selection but relatively limited quantities of individual styles, create an atmosphere that appeals to our customers and differentiates us in the marketplace.

•	Flexible Boutique Format and Rigorous Real Estate Selection Process. Our boutique format typically works across a wide variety of shopping venues, market sizes, climates and demographics. Our boutiques are leased from third parties with initial lease terms of five to ten years and have an average size of 1,452 square feet, which is meaningfully smaller than most specialty retailers. Our flexible real estate format, coupled with the performance of our boutiques, has historically enhanced our ability to secure prominent, highly visible locations in regional malls, lifestyle centers, street locations, strip centers and outlet centers. The selection of the location of our boutiques benefits from our rigorous real estate selection process, with all boutique locations measured against specific financial and geographic criteria, including the calibration of occupancy costs against projected sales for new boutiques.

•	Solid and Scalable Infrastructure. We have invested in systems, controls and human resources to support our operations. In recent years, we have made significant improvements in our ecommerce and IT systems as well as the infrastructure of our buying, planning and allocation, real estate, boutique operations, and finance departments. For instance, we believe that we have developed an integrated sourcing, distribution and merchandising process that is scalable. This includes buyers who work closely with an established and diverse group of vendors to identify on-trend, quality merchandise for our boutiques, as well as delivery, distribution and merchandising processes that enable us to execute a broad and shallow merchandising approach.

Our Growth Strategy

We believe we can grow our revenues and earnings by executing on our turnaround plan that includes the following strategies:

•	Improve Merchandise to be More On-Trend and Better Aligned with Customer Demand. We plan to increase comparable sales by having customer demand drive our merchandise assortment. In recent years, we have not successfully executed demand based, fast fashion merchandising processes. Going forward, we plan to return to merchandising policies that allow us to better react to customer demands. Additionally, we will be guided by a deliberate category hierarchy focused on three types of merchandise: fashion, seasonal and core to ensure that our merchandise offerings are balanced and relevant to our customers. We believe this merchandising strategy will improve our conversion rates as we better meet our customers’ expectations which will then lead to increased traffic.

•	Renewed Emphasis on Demand Based, Fast Fashion Principles in Merchandise Planning and Buying. We believe merchandise planning and buying processes that better emphasize demand based, fast fashion principles will help drive comparable sales. We believe successfully implementing these principles will enable us to invest further in merchandise that is resonating with our customers and adjust accordingly when merchandise is not resonating with our customers. We expect this will result in improved sales and a steady flow of on-trend merchandise into our boutiques and ecommerce site. Our turnaround plan includes the following strategies that will help us better implement to those principles:

o	We are updating and adding robust analytics to our planning and buying processes in order to more quickly react to fashion trends and the resonance of our merchandise with our customers.

o	We are increasing the flexibility of our planning such that a greater portion of our merchandise will be open to buy in season, enabling our style selection and inventory investments to better respond to customer demand.

o	We are activating a wide scale testing strategy to help evaluate promotional strategies with the goal to expand impactful wins to all boutiques.

•	Right Size Our Expense Structure. At the end of fiscal 2018 and in early fiscal 2019, we reduced selling, general and administrative costs by implementing targeted reductions across the entire organization, including workforce reductions in both our corporate office and field management, which we expect will provide us with approximately $15.0 million in annualized savings before costs to achieve. We plan to continue to look for further efficiencies in selling, general and administrative costs in the remainder of fiscal 2019. For example, in February 2019, we instituted a robust and detailed expense controls and review process. We believe these actions will have a direct impact on our profitability in both the short and long term.

•	Increase Boutique Team Productivity. We believe through focused monitoring of our boutique labor and sales metrics we can better utilize our sales associates’ time without sacrificing the customer experience. For example, certain tasks that were previously performed by our associates after boutique hours will now be completed when our boutiques are open but during the windows that our data shows that the boutique traffic is lighter. Additionally, our use of an enhanced scheduling tool, that will be continuously reviewed and refined, should better align boutique payroll expense to sales levels.

•	Optimize Existing Real Estate Fleet. While we believe we have an opportunity to grow our boutique base in the United States based on our flexible boutique format and the financial characteristics of our boutiques, we are currently focused on optimizing our existing real estate fleet. In particular, we are focusing on optimizing the lease expense structure for our existing boutiques, with an emphasis towards calibrating occupancy costs with sales levels and negotiating with landlords for early lease terminations or rent concessions for underperforming boutiques and early lease extensions for our best performing boutiques. Additionally, we continue to regularly review our existing boutiques for opportunistic closures to increase the overall health of our fleet without incurring material write-offs associated with such closures. In fiscal 2019, we expect to open approximately four new boutiques and close at least 20 underperforming boutiques.

Our History

In 1999, our Company was founded and we opened our first boutique in Houston, Texas. Initially, we focused on selling fashion jewelry, accessories and selected home décor. As our boutique base grew across the United States we expanded our merchandise offering to include apparel, which has become our largest category. In July 2011, we became a publicly-traded company.

Our Market

Our distinct boutique environment and carefully selected merchandise focused on quality, on-trend offerings at a compelling value attracts a wide demographic. Our unique merchandise combination of apparel, jewelry, accessories and gifts allows us to participate in a number of large market segments. While our broad assortment appeals to women of varying ages and diverse backgrounds, from the value-conscious to the more affluent, our core guest is a fashion-conscious woman between the ages of 18 and 35. She tends to be college educated and has moderate to high disposable income. She enjoys shopping for the latest fashion and is attracted to our upscale boutique shopping environment, compelling value proposition and personalized customer service. We believe she spends a higher proportion of her income on fashion than the general population.

Our Merchandise Offering and Merchandising Strategy

We offer a broad and shallow selection of fashion apparel, jewelry, accessories and gifts targeted to our core customer, who seeks on-trend, quality merchandise at attractive prices. We use the term broad and shallow to refer to a diverse merchandise assortment with smaller quantities of each item than most specialty retailers. In addition to our broad assortment, we deliver new merchandise to our boutiques every week offering our customer constant newness. We have a balanced assortment of merchandise categories with 50% of our fiscal year 2018 sales generated by non-apparel items.

Our wide range of apparel, jewelry and accessories fills the various casual and dressy fashion needs of our customers and our selection of gifts range from fun to elegant. The majority of our merchandise is sold under our proprietary labels and we also sell a select assortment of third-party, nationally recognized brands. Our ecommerce website features the same merchandise offered in our boutiques coupled with on-line exclusives. Additionally, our ecommerce inventory is now available to order in-boutique in the same transaction as in-boutique purchases or in a separate transaction. The table below shows the approximate breakdown of our fiscal year 2018 net sales by merchandise category:

Apparel 47% of Net Sales	Jewelry 25% of Net Sales	Accessories 16% of Net Sales	Gifts 12% of Net Sales
Dresses, Fashion Tops, Sweaters, Cardigans and Wraps, Bottoms, Outerwear and Jackets, Tees and Tanks, Intimates	Necklaces, Earrings, Bracelets, Rings	Handbags, Clutches, Wallets, Shoes, Belts, Hats, Scarves, Sunglasses, Watches, Beauty, Hair Accessories	Fragrance, Candles, Bath and Body, Home Accessories, Books, Wall Art, Nail Polish, Miscellaneous Items

As discussed above, we believe we can improve our conversion and traffic rates and our flow of on-trend merchandise by implementing our strategies of customer demand driving our merchandise assortment and our renewed emphasis on demand based, fast fashion principles in merchandise planning and buying.

Our buying team is responsible for selecting and sourcing our merchandise. Each merchandise category has a set of dedicated buyers. Our planning and allocation team assists in managing inventory levels and allocating items to boutiques. Both the buying and planning and allocation teams are currently reporting to an interim General Merchandise Manager with a tenured and broad range of retail experience. The teams hold weekly meetings to review merchandise performance and identify new fashion trends. Our buyers also make regular trips to important industry markets and trade shows. We have access to the expertise of hundreds of designers employed by our large vendor base who provide us with a large selection of new styles for review. Our buyers collaborate with vendors to place special orders and to modify presented styles based on current fashion trends and their in-depth knowledge of our customers’ preferences, which means most of our merchandise is typically unique to francesca’s. Before placing an order, every item is evaluated for style, quality, fit, value and profitability to ensure it meets standards consistent with the francesca’s ® brand. Every item is also evaluated to confirm that it fits within our category hierarchy comprised of fashion, seasonal or core categories. In order to clear slow moving inventory, in addition to normal promotional and markdown activities, we regularly mark certain merchandise out-of-stock and dispose of such inventory at a pace suitable for our merchandising strategy.

Our Sourcing Strategy

Our renewed emphasis on a demand based, fast fashion model in merchandise planning and buying, combined with the short production lead times of our vendors, maximizes our speed to market. We primarily use vendors based in the United States that source from both domestic and overseas markets and it generally takes four to twelve weeks from the time an order is placed to the time merchandise is available on the boutique floor. These short lead times enable us to make more informed buying decisions in terms of customers’ merchandise expectations, and to quickly react to changing fashion trends. This also supports our merchandise strategy of offering a broad and shallow assortment that is consistently refreshed.

We do not own or operate any manufacturing facilities. We have relationships with a diverse base of more than 500 vendors and transact business on a purchase-order-by-purchase order basis. In fiscal year 2018, we sourced approximately 93% of our merchandise from 200 vendors while our top 10 vendors sourced approximately 28% of our merchandise, with no single vendor accounting for more than 5% of our purchases. We believe that the loss of any single current vendor would not result in a material disruption to our business.

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

Each of our vendors is required to adhere to our vendor standards, which are designed to ensure that our vendors conduct their business in a legal, ethical and responsible manner. This also includes the requirement that all of our vendors comply with the applicable laws and regulations of the United States, those of the respective country of manufacture or exportation and all state and local laws and regulations. To date, we have not experienced any significant impact from the trading polices of the United States or its trading partners.

Our Sales Channels

We conduct business through our boutiques and our ecommerce website, www.francescas.com. We do not incorporate the information contained on, or accessible through, our investor relations website into this Annual Report on Form 10-K, and it should not be considered a part of this Annual Report on Form 10-K.

Boutiques

As of February 2, 2019, we operated 727 boutiques under the name francesca’s® in 47 states throughout the United States and the District of Columbia. Our long-term strategy depends on our ability to successfully operate existing and new boutiques in a timely and cost-effective manner. Under the turnaround plan, our current priority is to implement the strategies discussed above under “Our Growth Strategy” to enhance comparable sales and profitability and, as such, we are only planning to open approximately four new boutiques in fiscal year 2019 and plan to close at least 20 underperforming boutiques as we continue to optimize our existing boutique fleet. We plan to resume boutique openings in the future as appropriate once the desired results of our turnaround plan are achieved. The following list shows the number of boutiques operated by state as of February 2, 2019.

State	Number of Boutiques	State	Number of Boutiques
Alabama	13	Montana	2
Arizona	12	Nebraska	5
Arkansas	9	Nevada	9
California	62	New Hampshire	6
Colorado	14	New Jersey	28
Connecticut	10	New Mexico	3
Delaware	4	New York	28
District of Columbia*	2	North Carolina	21
Florida	53	North Dakota	4
Georgia	20	Ohio	25
Idaho	2	Oklahoma	8
Illinois	34	Oregon	7
Indiana	16	Pennsylvania	29
Iowa	7	Rhode Island	4
Kansas	7	South Carolina	11
Kentucky	10	South Dakota	2
Louisiana	12	Tennessee	18
Maine	2	Texas	77
Maryland	15	Utah	3
Massachusetts	21	Virginia	23
Michigan	20	Washington	15
Minnesota	15	West Virginia	3
Mississippi	7	Wisconsin	13
Missouri	15	Wyoming	1

* Not considered a state.

Boutique Design and Environment

The differentiated shopping experience offered through our boutiques is central to the francesca’s® brand. Our boutiques are designed and merchandised to deliver a warm and inviting atmosphere that creates a boutique shopping experience. We also aim to provide a personalized in-boutique guest experience by creating a high-touch service environment with a focus on engaging, connecting and inspiring our customers. Although we strive to maintain a relatively consistent look and feel in all of our boutiques, the intricacies of each boutique’s physical properties, geographic market and shopping venue make each feel different and in tune with its local clientele.

Our boutiques typically range in size from 1,000 to 2,000 square feet, with an average size of 1,452 square feet as of February 2, 2019. Our locations typically have a boutique front that is at least 25 feet wide, which we adorn with visually appealing architectural lighting, signage and display window presentations. Inside, we use a variety of color palettes and soft lighting. Each boutique’s merchandise presentation, including display windows, tables and walls, is refreshed frequently to keep our shopping experience new and exciting. We believe by constantly changing our visual merchandising and presentation, we give our customers a reason to shop our boutiques frequently, building customer loyalty. Our boutique managers also share best-practices with each other. We believe these grass-root interactions improve the sense of community among our boutique managers and enhance the shopping experience for our customers.

Staffing in our boutiques consists of a boutique manager, an assistant manager and part-time associates. Our compensation structure includes a bonus component payable upon the achievement of certain financial goals. We endeavor to hire boutique personnel that are friendly and customer-service driven individuals. In addition to training programs for visual merchandising, customer service and operations, boutique managers benefit from ongoing field-level support and training updates as well as guides and manuals. As discussed above under “Our Growth Strategy,” a core component of our growth strategy is to increase the productivity of our in-boutique teams.

Boutique Openings, Closures and Remodels

During fiscal year 2017, we opened 60 boutiques with an average size of approximately 1,597 square feet. These boutiques generated average sales of approximately $578,000 in the first year and paid back our net investment, on average, in approximately three and a half years. Our average pre-tax net investment consisted of $236,000 in average boutique build-out costs (net of $57,000 average tenant allowance) and $58,000 in average inventory. The payback period for boutiques opened in fiscal year 2017 was significantly longer compared to the payback period for boutiques opened in prior years primarily due to a decrease in overall boutique profitability as well as increasing boutique build-out costs, partly as a result of opening more boutiques in outlet centers, which are generally larger in size compared to boutiques in other venues.

The table below indicates certain historical information regarding our boutiques as of the end of each of the periods indicated below:

	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Mall	350	351	334	313	278
Non-mall(1)	377	370	337	303	261
Total boutiques	727	721	671	616	539
Boutiques opened	32	60	64	83	88
Boutiques closed	26	10	9	6	-
Boutique remodels	81	17	32	25	50
Total approximate gross square feet at the end of the period	1,055,000	1,024,000	933,000	843,000	728,000
Average square feet per boutique at the end of the period(2)	1,452	1,420	1,391	1,368	1,350
Net sales per average square foot for the period (3)	$404	$482	$545	$543	$545

(1)	Non-mall includes boutiques in lifestyle centers, street locations, strip centers and outlet centers.

(2)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.

(3)	Net sales per average square foot is calculated by dividing net sales for the period by the average total square feet during the period. For purposes of providing net sales per square- foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. Average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.

Our flexible boutique format has enabled us to successfully open boutiques across a variety of shopping venues, market sizes, climates and demographics. Our real estate committee has consistently utilized a disciplined approach to site selection, which analyzes the prospective shopping venue for factors such as overall shopping venue productivity, competitive environment and specific sales of other retailers deemed most relevant as well as the configuration of available space for potential new boutique locations. When selecting a location for a new boutique, we seek prominent locations in high-traffic areas of the shopping venue and in close proximity to other retailers targeting similar customers. We also evaluate each new boutique location based on projected sales and determine whether the capital investment and estimated boutique four-wall contribution satisfies our targeted return threshold, occupancy costs, and boutique contribution. We believe these attributes have provided us, and will continue to provide us, with a wide scope of real estate opportunities and enhances our ability to profitably expand our boutique base. Our current priority is to implement the strategies of our turnaround plan discussed above under “Our Growth Strategy” to enhance comparable sales and profitability and, as such, we are only planning to open approximately four new boutiques in fiscal year 2019 and plan to close at least 20 underperforming boutiques as we continue to optimize our existing boutique fleet. We plan to resume boutique openings in the future as appropriate when the desired results are achieved under our turnaround plan.

We continuously review the overall economic performance of our boutiques. As part of our economic review process, we evaluate a variety of factors such as expected future revenue and contribution margin, applicable market conditions, our co-tenancy requirements, unamortized portion of leasehold improvements, our ability to terminate the underlying lease obligation and related cost of any such early termination. As a result of such review, we closed 26 underperforming boutiques during fiscal year 2018, with the bulk of such closures occurring in January 2019, and we plan to close at least 20 underperforming boutiques in fiscal year 2019. For fiscal year 2019, we are focused on optimizing our existing real estate fleet by focusing on optimizing the lease expense structure for our existing boutiques, with an emphasis towards calibrating occupancy costs and sales levels, negotiating with landlords for early lease terminations or rent concessions for underperforming boutiques and early extensions for our best performing boutiques, as appropriate.

In fiscal year 2018, we started a boutique remodel program where we refreshed 81 high-volume existing boutiques. We view this refresh program as an important investment to continually enhance the customer shopping experience. We believe the 2018 refreshes will help improve our comparable sales during fiscal year 2019. While we have decided to put a pause on this program in fiscal year 2019 due to the recent challenges in our business, we currently intend to reinitiate this program in fiscal year 2020.

Ecommerce

Our ecommerce operations consists of our www.francescas.com website. Through our website, our customers are able to purchase individual items, shop the latest jewelry, gift or fashion merchandise and special promotions, create a wish list, sign up for our customer email list, connect and follow us on social media sites such as Facebook, Twitter, Instagram and Pinterest, as well as obtain current information on our boutique locations. This channel enables us to further build our brand, address the growing preference for online shopping and reach customers in all areas where we currently do not have a boutique. We recognize the growing preference for online shopping and we plan to make investments in our website and supporting functions that will further enhance our customers’ shopping experience as well as establish the framework for our long-term ecommerce strategies. During fiscal 2018, we invested in a warehouse management system to support our ecommerce operations. During fiscal year 2019, we plan to focus on “Our Growth Strategy” as described above and we do not plan to make any significant new investments to our ecommerce operations. We believe there is significant potential to expand this channel over time with our current infrastructure.

Omni Channel Customer Experience

We have made significant investments in our technology systems and enabled certain omni channel capabilities, including “buy-online and ship-to-boutique” and “buy-in-boutique and ship-to-home,” which offer a consistent and seamless shopping experience both in-boutique or online. We believe that the line between our boutiques and ecommerce channels are disappearing as customers increasingly interact with us both in-boutique and online. We are focused on leveraging the best of both channels to create an exceptional and seamless omni channel shopping experience for our customers.

Marketing and Advertising

We have historically focused on organic, viral and in-boutique marketing to increase customer loyalty and build our brand image. By locating our boutiques in prominent, high-traffic locations and our limited use of traditional radio and print advertising, we encourage people to ‘discover’ francesca’s ®. We believe that many of our customers develop a personal connection with our boutiques and become our ambassadors in the local community by spreading the word about francesca’s®. Our boutique managers are passionate about francesca’s ® and contribute to our marketing effort by participating in shopping center or community sponsored marketing events. We also use email communications, our website and, increasingly, social networking sites, such as Facebook, Twitter, Instagram and Pinterest and fashion related blogs to achieve our marketing goals. We plan to continue to focus our investments in the appropriate marketing programs to build customer loyalty. In 2018, we launched a nationwide customer loyalty program, franRewards™, where members may receive free gifts, discounts as well as early access to certain promotions. Our loyalty program is aimed at driving traffic into our boutiques, better understand our customers’ purchasing pattern as well as support various strategic initiatives.

Distribution

We distribute most of our merchandise from our distribution center (located within our corporate headquarters) in Houston, Texas. Our current facility occupies approximately 218,000 square feet, consisting of approximately 165,000 square feet of warehouse and distribution space, which services our boutiques and ecommerce, and approximately 53,000 square feet of office space for our corporate headquarters. Our merchandise is generally received, inspected, managed, stored and distributed through our distribution warehouse. The majority of our merchandise is pre-ticketed and pre-sorted by our vendors which allows us to efficiently ship from our distribution center directly to our boutiques, thereby reducing labor costs. Due to the relatively small size of our boutiques, we ship smaller packages of fresh merchandise weekly. Hence, we are able to utilize third party shipping vendors to effectively distribute merchandise on a continuous basis, ensuring successful execution of our broad and shallow merchandising strategy. We believe that our current facilities will be sufficient to support our growth plans for several years.

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

We recently deployed new technologies to enhance our omni-channel and customer engagement capabilities as part of our long-term strategic plan. In fiscal year 2017, we completed our legacy point-of-sale system replacement and the implementation of a new customer relationship management system. In October 2018, we completed the implementation of a new warehouse management system for ecommerce. These new systems will enhance our visibility into our customers’ preferences, merchandise products and supply chain which we expect will result in improved customer service, improved operational efficiency, enhanced management analytics and increased inventory synergies between our ecommerce and our boutique channels.

We will remain diligent in our efforts to maintain the functionality and performance of our existing enterprise applications and infrastructure to support the Company’s turnaround and growth plans.

Competition

The women’s apparel, jewelry, accessories and gifts market is large, fragmented and highly competitive. Our largest competitors include national and regional department stores, value retailers, specialty retailers, mass merchants and internet-based retailers. Due to the breadth of our merchandise, it is difficult to identify companies that compete with us in every product category. We generally compete with individual, often owner-operated specialty shops in each of the markets that we operate as well as broadly merchandised department stores and certain specialty stores. We also face intense competition from the ecommerce platforms of our brick and mortar competitors, as well as internet-based retailers due to the continuing shift in customer demand away from brick and mortar to ecommerce. We may also face new competitors and increased competition from existing competitors as we expand into new markets and increase our presence in existing markets.

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

Our Employees

As of February 2, 2019, we had 5,955 total employees. None of our employees are represented by a labor union and we have had no labor-related work stoppages as of February 2, 2019. Our relationship with our employees is one of the keys to our success and we believe that relationship is satisfactory.

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

We have recently experienced a significant decline in our operating margins and our inability to maintain or improve our operating margins could adversely affect our business, financial condition and results of operations.

In fiscal year 2018, we had an operating loss for the first time as a public company. We aim to increase our operating margins through enhancements to our merchandise offerings, continued cost disciplines, improved productivity in our boutiques and the optimization of the lease expense structure for our existing boutiques. There can be no assurance that these measures will be successful. Further, our fiscal year 2018 operating loss has resulted in less cash from operations making it more difficult for us to successfully operate our business and execute our turnaround plan. For example, we have paused our boutique remodel program that we initiated in fiscal year 2018 even though we view this refresh program as an important investment to continually enhance the customer shopping experience we strive to achieve. Additionally, it has made it difficult for us to capitalize on our opportunities to improve our infrastructure. For example, with respect to our infrastructure, if we do not have the funds to adequately refine and improve our various ordering, tracking and allocation systems, we may not be able to react quickly enough to changing trends and customer demand or reduce inventory shrinkage. If we are not able to successfully execute our turnaround plan, we may not be able to achieve our goals with respect to operating margins. As a result, our operating margins may stagnate or further decline, which could adversely affect our ability to make necessary improvements to our business, which would negatively impact our business, financial condition and results of operations.

We have recently experienced a significant decline in our comparable sales and our inability to maintain or increase our comparable sales could adversely impact our net sales and financial condition.

Our comparable sales significantly declined in fiscal years 2017 and 2018 as compared to prior year periods. We may not be able to sustain or increase comparable sales. If our future comparable sales further decline or fail to meet market expectations, our profitability could be harmed or become nonexistent. The aggregate comparable sales levels of our boutiques have fluctuated in the past and can be expected to fluctuate in the future. A variety of factors affect comparable sales, including fashion trends, competition, current national and regional economic conditions, pricing, changes in customer shopping patterns, changes in our merchandise mix, prior period comparable sales levels, inventory shrinkage, the timing and amount of markdowns, the success of our marketing programs, the success of our merchandising initiatives, holiday timing and weather conditions. These factors, among others, may cause our comparable sales results to be materially lower than in recent periods, which would harm our business, results of operations and financial condition.

A continuation of negative financial trends could result in our inability to continue as a going concern.

Our financial statements have been prepared on the basis that our business will continue as a going concern for a period of 12 months following the date that our financial statements were issued on May 3, 2019. Our ability to fund our operations and to continue as a going concern depends upon the following: meeting our projected future operating results including the successful implementation of our turnaround plan; the borrowing availability of our Asset Based Revolving Credit Facility; the absence of any material adverse effects in consumer traffic and conversion rates that may arise due to factors both within and outside of our control. Additionally, if we do not achieve our projected operating results, we could violate one or more of our debt covenants, our liquidity could be adversely impacted and we may need to seek additional sources of funding. There is no assurance that we will be able to maintain our borrowing base availability of our Asset Based Revolving Credit Facility, raise additional capital to fund our operations, or that debt or equity financing will be available in sufficient amounts or on acceptable terms. If our operating results fail to improve, then our financial condition could render us unable to continue as a going concern.

Our liquidity has been adversely impacted by our negative operating results and there is no assurance that we will have sufficient liquidity to continue operations.

We experienced significant declines in comparable sales, net sales and gross profit in fiscal year 2018. The decrease in comparable sales was primarily driven by the decline in boutique traffic and conversion rates. If we were to continue to experience such declines in sales or increases in costs, we may be required to draw on a significant portion of our Asset Based Revolving Credit Facility, to the extent we have availability, and may require additional sources of financing to fund our operations. We cannot provide any assurance that we will be able to secure sufficient funding or achieve positive results through our growth strategy. If we are unable to generate or obtain the requisite amount of financing needed to fund our planned operations or execute our growth strategy, our liquidity and ability to continue operations could be materially adversely affected.

The value of our deferred tax assets may not be realizable to the extent our future profits are less than we have projected, which may have a material adverse effect on our results of operations and our financial condition.

We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. Based on available positive and negative evidence, including past operating results, estimates of future income, future reversals of existing taxable temporary differences and tax planning strategies, we determined that it is more-likely-than-not that we will not realize our deferred tax assets in future periods and, therefore, a full valuation allowance was established at February 2, 2019. Accordingly, we recorded a valuation allowance of $17.1 million on our net deferred tax asset in fiscal year 2018. Our assessment of the realizability of our deferred income tax assets requires significant judgment.

There are no assurances that we will not increase or decrease the valuation allowances in future periods against deferred tax assets and liabilities. Any additional valuation allowance or the failure to reverse our current valuation allowance could have a material adverse effect on our results of operations and financial conditions.

We will require capital to fund our business, which may not be available to us on satisfactory terms or at all. We plan to use cash from operations and our Asset Based Revolving Credit Facility to fund our operations and execute our strategy. If we are unable to maintain sufficient levels of cash flow, we may not meet our expectations or we may require additional financing which could adversely affect our financial health and impose covenants that limit our business activities.

We currently primarily depend on cash flow from operations and our Asset Based Revolving Credit Facility to fund our business. Availability under our Asset Based Revolving Credit Facility is subject to a customary borrowing base comprised of: (a) a specified percentage of our credit card accounts (as defined in the agreement); and (b) a specified percentage of our eligible inventory (as defined in the agreement), and reduced by (c) certain customary reserves and adjustments (as defined in the agreement). If our business does not generate sufficient cash flow from operations to fund our operations and execute on strategy, and sufficient funds are not otherwise available to us from our Asset Based Revolving Credit Facility, we may need additional equity or debt financing. If such financing is not available to us, or is not available on satisfactory terms, our ability to continue operations could be materially and adversely affected. If we raise additional capital by issuing equity securities or securities convertible into equity securities, your ownership would be diluted.

We cannot assure you that our exploration of strategic and financing alternatives will result in a transaction and/or financing or that any such transaction or financing would be successful, and the process of exploring strategic and financing alternatives or its conclusion could adversely impact our business and our stock price.

In January 2019, we announced that our board of directors had initiated a review of its strategic and financial alternatives to maximize value. This process is ongoing and we engaged Rothschild & Co. and other advisors to assist in the process.

There can be no assurances that the strategic and financing alternatives process will result in the announcement or consummation of any strategic or financing transaction, or that any resulting plans or transactions will yield additional value for shareholders. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in any potential transaction with the Company.

The process of exploring strategic and financial alternatives could adversely impact our business, financial condition and results of operations. We could incur substantial expenses associated with identifying and evaluating potential strategic and financing alternatives, including those related to equity compensation, severance pay and legal, accounting and financial advisory fees. In addition, the process may be time consuming and disruptive to our business operations, could divert the attention of management and the board of directors from our business, could negatively impact our ability to attract, retain and motivate key employees, and could expose us to potential litigation in connection with this process or any resulting transaction. The public announcement of a strategic or financing alternative may also yield a negative impact on operating results if prospective or existing vendors are reluctant to commit to new or renewal orders or if existing vendors decide to shift their business to a competitor. Further, speculation regarding any developments related to the review of strategic or financial alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.

Our success depends on our ability to anticipate, identify and respond quickly to new and changing fashion trends, customer preferences and other factors, and our inability to anticipate, identify and respond to these changes and trends could have a material adverse effect on our business, financial condition and results of operations.

Our core market, which is comprised of apparel, jewelry, accessories and gifts for women from 18 to 35-year old, is subject to rapidly shifting fashion trends, customer tastes and demands. Accordingly, our success is dependent on our ability to anticipate, identify and respond to the latest fashion trends and customer demands, and to translate such trends and demands into appropriate, saleable product offerings in a timely manner. In fiscal years 2017 and 2018, we believe we did not execute on policies that best enabled us to anticipate, identify and respond to these trend and demands, which we believe was the primary contributor to the decline in our comparable sales. Our merchandise buying and planning and allocation teams, including previously our former Chief Merchandising Officer and currently our interim general merchandise manager, are primarily responsible for performing this analysis and making product purchase decisions. Our failure to anticipate, identify or react swiftly and appropriately to new and changing styles, trends or desired image preferences or to accurately anticipate and forecast demand for certain product offerings is likely to lead to lower demand for our merchandise, which could cause, among other things, sales declines, disposing excess inventories and a greater number of markdowns resulting in a decreased merchandise margin. Further, if we are not able to anticipate, identify and respond to changing fashion trends and customer preferences, we may lose customers and market share to those of our competitors who are able to better anticipate, identify and respond to such trends and preferences. Because our success depends on our brand image, our business could be materially adversely affected if new product offerings are not accepted by our customers. Our new product offerings may not be met with the same level of acceptance as our past product offerings and we may not be able to adequately respond to fashion trends in a timely manner or the preferences of our customers. If we do not accurately forecast or analyze fashion trends and sales levels, our business, financial condition and results of operations will be adversely affected.

If we are not able to successfully maintain a broad and shallow merchandise assortment, we may be unable to attract a sufficient number of customers to our boutiques or sell sufficient quantities of our merchandise through our ecommerce website, which could result in excess inventories and markdowns.

We use the term broad and shallow to refer to a diverse merchandise assortment with relatively small inventory of each product. We believe that our strategy to offer our customers a broad and shallow merchandise assortment is important to the success of our business. Among other things, we believe that this strategy creates a constant sense of newness and scarcity value, which drives repeat boutique visits and increased sales. We believe that this strategy helps us reduce markdowns. There can be no assurance that we will be able to continue to adequately stock our boutiques with a sufficiently broad and shallow assortment of merchandise. As we have increased order volumes in connection with opening new boutiques and the expansion of our ecommerce website and begun to emphasize the congruence of our merchandise offerings throughout our boutiques, it has become increasingly difficult for us to accurately forecast the optimal amount of merchandise to order from our vendors. For example, in fiscal year 2018, there were certain products that resonated with customers, but we had not ordered enough of those products to capitalize on their popularity. If we are unable to successfully offer a broad and shallow merchandise assortment, customers may choose to visit our boutiques or our ecommerce website less frequently, our brand could be impaired, our market share may decline and our results of operations will deteriorate. Further, any failure to maintain a broad and shallow merchandise assortment could lead to excess inventories which could lead to markdowns and increased marked out-of-stock charges and promotions, which would result in a decrease in our merchandise margin.

Our short-term business strategy depends in large part upon our ability to successfully implement our planned improvements to merchandising, reducing expenses across all areas, increasing boutique team productivity and optimizing our existing real estate portfolio.

Our business short-term strategy is focused on improving our merchandise assortment, reducing expenses across all areas of operations, increasing boutique team productivity and rationalizing our real estate portfolio, with the goal of reducing the number of marginally profitable boutiques, through rent reductions or boutique closures, in an effort to increase the comparable sales and overall profitability of our remaining boutique footprint. As is the case with any strategy, our turnaround plan could result in unintended consequences that make executing the turnaround plan more challenging. For example, our focus on increasing boutique team productivity may make it more difficult for us to continue to offer a personalized shopping experience for our customers, which may in turn have a negative impact on our conversion rates. The estimated costs and benefits associated with these initiatives may vary materially based on various factors including: timing in execution, availability of funds to support execution, customer response to merchandise assortments, our leadership being able to continue to motivate and manage our employees, outcome of negotiations with landlords, and changes in management’s assumptions and projections. As a result of these events and circumstances, delays and unexpected costs may occur, which could result in our not realizing all, or any portion of, the anticipated benefits of our short-term business strategy.

We may not be able to efficiently source and distribute the merchandise quantities necessary to support our operations.

Our success depends on our ability to source and distribute merchandise efficiently. The sourcing of our merchandise is dependent, in part, on our relationships with our vendors and our vendors’ confidence in our business. If we are unable to maintain these relationships, we may not be able to continue to source merchandise at competitive prices that appeal to our customers. If we do not succeed in maintaining good relationships with our vendors and cannot identify new vendors to meet the demand for additional merchandise production, the Company could see its costs go up or the delivery time on its new orders substantially increase.

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

The efficient operation of our business is significantly dependent on our information technology systems, including our ability to operate them effectively and successfully implementing new systems and controls, including, for example, the replacement of our legacy point-of-sale system and introduction of new customer relationship system which we completed in fiscal year 2017, as well as our implementation of a new warehouse management system for ecommerce in fiscal year 2018.  Any failure of these systems to operate effectively or any difficulty in implementing any future information technology systems changes could disrupt and adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting, including the implementation of our internal controls over financial reporting, the efficiency of our operations and our ability to properly forecast earnings and cash requirements. Any resulting disruptions could harm our business, prospects, financial condition and results of operations.

Our business is sensitive to consumer spending and economic conditions.

Consumer purchases of discretionary retail items and specialty retail products, which include our apparel, jewelry, accessories and gifts, may be adversely affected by national and regional economic conditions such as employment levels, salary and wage levels, the availability of consumer credit, inflation, high interest rates, high tax rates, high fuel prices and consumer confidence with respect to current and future economic conditions. Consumer purchases may decline during recessionary periods or at other times when unemployment is higher or disposable income is lower. These risks may be exacerbated for retailers like us that focus significantly on selling discretionary fashion merchandise. Consumer willingness to make discretionary purchases may decline, may stall or may be slow to increase due to national and regional economic conditions. Our financial performance is particularly susceptible to economic and other conditions in regions or states where we have a significant number of boutiques. There remains considerable uncertainty and volatility in the national and global economy. Further or future slowdowns or disruptions in the economy could adversely affect mall traffic and new mall and shopping center development and could materially and adversely affect us and our business strategy. We may not be able to sustain or increase our current net sales if there is a decline in consumer spending.

A deterioration of economic conditions and future recessionary periods may exacerbate the other risks faced by our business, including those risks we encounter as we attempt to execute our business plans. Such risks could be exacerbated individually or collectively.

We operate in the highly competitive specialty retail apparel and accessories industry and the size and resources of some of our competitors may allow them to compete more effectively than we can, which could adversely impact market share.

We face intense competition in the specialty retail apparel and accessories industry. We compete on the basis of a combination of factors, including price, breadth, quality and style of merchandise, as well as our in-boutique experience and level of customer service, our brand image and our ability to anticipate, identify and respond to new and changing fashion trends. While we believe that we compete primarily with specialty retailers and internet businesses that specialize in women’s apparel and accessories, we also face competition from department stores, mass merchandisers and value retailers. We believe our primary competitors include specialty apparel and accessories retailers that offer their own private labels. We also face intense competition from the ecommerce platforms of our brick and mortar competitors, as well as internet-based retailers due to the continuing shift in customer demand away from brick and mortar to ecommerce. Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have an adverse effect on our business.

We also compete with a wide variety of large and small retailers for customers, vendors, suitable boutique locations and personnel. The competitive landscape we face, particularly among specialty retailers, is subject to rapid change as new competitors emerge and existing competitors change their product offerings. We cannot provide assurance that we will be able to compete successfully and navigate the shifts in our market.

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

Our competitors may also sell certain products or substantially similar products through the internet or through outlet centers or discount stores, increasing the competitive pressure for those products. Additionally, the internet and other new technologies facilitate competitive entry and comparison shopping. We cannot assure you that we will continue to be able to compete successfully against existing or future competitors. Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on us. Competitive forces and pressures may also intensify if our presence in the retail marketplace grows.

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

Our ability to attract customers to our boutiques depends on locating our boutiques in suitable locations. Conditions or changes affecting boutique locations, including any further decrease in customer traffic, could cause our sales to be less than historical values and less than expected.

Boutique locations and related sales and customer traffic may be adversely affected by, among other things, economic conditions in a particular area, competition from nearby retailers or online retailers selling similar merchandise, changing lifestyle choices of consumers in a particular market and the closing or decline in popularity of other businesses located near our boutiques. Additionally, many of our boutiques are located in shopping malls and other retail centers that benefit from the ability of “anchor” retail tenants, generally large department centers, and other attractions, to generate sufficient levels of consumer traffic in the vicinity of our boutiques. We, along with numerous other retailers, including anchor retail tenants, have announced the closure of a significant number of stores, mainly in mall and anchor store locations. Changes in areas around our boutique locations or changes in consumer shopping patterns, including a continued shift of consumer spending from brick-and-mortar to online, that result in reductions in customer foot traffic or otherwise render the locations unsuitable could cause our sales to be less than historical values and less than expected. In addition, we may have to respond to these changes by closing additional stores, increasing markdowns or increasing promotions to reduce excess inventory in certain boutiques, which could have a material adverse effect on our margins and operating results.

Our business depends on a strong brand image, and if we are not able to maintain and enhance our brand, particularly in new markets where we have limited brand recognition, we may be unable to attract a sufficient number of customers to our boutiques or sell sufficient quantities of our merchandise.

We believe that our brand image and brand awareness is an important factor to the success of our business. We also believe that maintaining and enhancing our brand image particularly in newer markets where we have limited brand recognition is important to maintaining and expanding our customer base. Maintaining and enhancing our brand image may require us to make substantial investments in areas such as merchandising, marketing, boutique operations, community relations, boutique promotions and employee training. These investments may be substantial and may not ultimately be successful. If they are not successful, our financial condition and results of operations could be materially adversely affected.

Our use of traditional advertising channels is limited and if we fail to adequately connect with our customer base, our business could be adversely affected.

We have historically focused on organic, viral and in-boutique marketing to capture the interest of our customers and drive them to our boutiques and website. We limit our use of traditional advertising channels, such as newspapers, magazines, billboards, television, direct mail and radio, which are used by some of our competitors. Although we continue to work to strengthen and evolve our marketing programs, including through the use of investments in influencers in digital and social media, there is no guarantee that such efforts will be successful. While we expect to decrease our marketing spend in fiscal 2019, we do expect to further increase our use of digital advertising, including social media, such as Facebook, Instagram, Pinterest and Twitter, in the future. If our marketing efforts are not successful, there may be no immediately available or cost effective alternative marketing channel for us to use to build or maintain brand awareness. Failure to successfully connect with our target customers in new and existing markets could harm our business, results of operations and financial condition.

We depend on our senior management personnel and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.

Our future success is substantially dependent on establishing and maintaining an experienced senior management team. We are currently experiencing a Chief Executive Officer transition. On January 29, 2019 Mr. Steven P. Lawrence, our former President and Chief Executive Officer, announced his resignation effective February 1, 2019. On February 4, 2019, our board of directors appointed Mr. Michael Prendergast of Alvarez & Marsal as our Interim Chief Executive Officer. In February 2019, both our Senior Vice President and Chief Merchandising Officer and Senior Vice President, Merchandise Planning and Allocation departed the Company and in April 2019, our Senior Vice President and General Counsel resigned. Our business could be adversely affected if we are unable to find a suitable permanent replacements or if the search for such replacement is not completed timely. The loss of services of one or more of our senior management could impair our ability to manage our business effectively and could have an adverse effect on our business, as we may not be able to find suitable individuals to replace them on a timely basis or at all. Any departures of key personnel could be viewed in a negative light by investors and analysts, which could cause our common stock price to decline. We do not maintain key person insurance on any employee.

In addition to our senior management, we have other employees in positions, including those employees responsible for our merchandising and operations departments that, if vacant, could cause a temporary disruption in our business until such positions are filled.

Our ability to successfully open and operate new boutiques in a timely and cost-effective manner is subject to a number of risks.

While we are currently focused on optimizing our existing real estate fleet and do not currently intend to open more than four new boutiques in the foreseeable future, we believe we will have an opportunity to grow our boutique base in the United States and that our long-term strategy depends upon our ability to successfully open new boutiques. The success of this strategy will depend largely upon our ability to optimize our existing real estate fleet and improve our operating margins, our ability to find a sufficient number of suitable locations, our ability to recruit, hire and train qualified personnel to operate our new boutiques and our ability to scale our infrastructure to successfully integrate our new boutiques.

Our ability to successfully open and operate new boutiques depends on many factors that may be outside of our control including, among others, our ability to:

•	optimize our existing real estate fleet and improve our operating margins;

•	identify desirable boutique locations, primarily in malls, lifestyle centers, street locations and strip centers, as well as other types of shopping venues and outlet malls, which may be difficult and costly, particularly, in an improving real estate environment and as customer shopping patterns evolve;

•	negotiate acceptable lease terms, including favorable levels of tenant allowances, which may be difficult, particularly in an improving real estate environment;

•	maintain out-of-pocket, build-out costs in line with our boutique economic model, including by receiving expected levels of tenant allowances for a portion of our construction expenses, and managing these construction expenses at reasonable levels, which may be difficult, particularly in an improving real estate environment;

•	efficiently source and distribute additional merchandise;

•	hire, train and retain a growing workforce of boutique managers, boutique associates and other personnel;

•	successfully integrate new boutiques into our existing control structure and operations, including our information technology systems;

•	efficiently expand the operations of our distribution facility to meet the needs of a growing boutique network;

•	identify and satisfy the merchandise and other preferences of our customers in new geographic areas and markets; and

•	address competition, merchandising, marketing, distribution and other challenges encountered in connection with expansion into new geographic areas and markets.

We may open new boutiques in or near the areas where we have existing boutiques. To the extent that we open boutiques in markets where we already have existing boutiques, we may experience reduced net sales at those existing boutiques. Also, as we expand into new geographic areas, we will need to successfully identify and satisfy the fashion preferences of customers in those areas. We will need to address competition, merchandising, marketing, distribution and other challenges encountered in connection with any expansion and our limited brand recognition in new markets may limit our expansion strategy and cause our business and growth to suffer. New geographic areas may also have different operational characteristics, including employment and labor, logistics, real estate and legal requirements which may divert financial, operation and managerial resources from our existing operations.

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

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of boutique employees, including boutique managers, who understand and appreciate our customers, brand and corporate culture, and are able to adequately and effectively represent our culture and establish credibility with our customers. Like most retailers, we experience significant employee turnover rates, particularly among boutique employees. Our current operations require us to continuously hire and train personnel. If we are unable to hire and retain boutique personnel capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture, understanding of our customers and knowledge of the merchandise we offer, the performance of our existing and new boutiques could be materially adversely affected and our brand image may be negatively impacted. There is a high level of competition for experienced, qualified personnel in the retail industry and we compete for personnel with a variety of companies looking to hire for retail positions. Our initiative to decrease expenses and to increase boutique team productivity may make it more difficult for us to retain employees. Historically, we have prided ourselves on our commitment to employee growth and development and we focus on promoting from within our team. If we have challenges in staffing our new boutiques, particularly at the boutique manager level, it could have an adverse effect on our ability to maintain a cohesive and consistently strong team, which in turn could have an adverse impact on our business. If we are unable to attract, train and retain employees in the future, we may not be able to serve our customers effectively, thus reducing our ability to profitably operate our new and existing boutiques.

Union attempts to organize our employees could negatively affect our business.

None of our employees are currently subject to a collective bargaining agreement. However, in the future, unions may attempt to organize all or part of our employee base at certain boutiques or within certain regions. Responding to such organization attempts may distract management and employees and may have a negative financial impact on individual boutiques, or on our business as a whole.

We have one corporate headquarters and distribution facility and have not yet implemented disaster recovery procedures. Disruptions to the operations at that location have in the past, and could in the future, have an adverse effect on our business operations.

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

Our business requires that we lease substantial amounts of space and we may not be able to continue to lease space on terms as favorable as the leases negotiated in the past and the costs of exiting leases at boutiques we have identified for closure may be greater than we estimate or could be greater than the funds we raise to address closure costs, if necessary.

We do not own any real estate. Instead, we lease all of our boutique locations, as well as our corporate headquarters and distribution facility in Houston, Texas. Our boutiques are leased from third parties, with initial lease terms of five to ten years. Many of our lease agreements also have additional five-year renewal options. We believe that we have been able to negotiate favorable rental rates and tenant allowances over the last few years due, in large part, to the strength of our reputation as tenants, the state of the economy and higher than usual vacancy rates in a number of regional malls and shopping centers. These trends may not continue, including as a result of our effort to optimize our lease expense structure for existing and boutiques, and there is no guarantee that we will be able to continue to negotiate such favorable terms. Many of our leases have early cancellation clauses, which permit the lease to be terminated by us or the landlord if certain sales levels are not met in specific periods or if the shopping venue does not meet specified occupancy standards. In addition to fixed minimum lease payments, most of our boutique leases provide for additional rental payments based on a percentage of sales, or “percentage rent,” if sales at the respective boutiques exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. Increases in our already substantial occupancy costs and difficulty in identifying economically suitable new boutique locations could have significant negative consequences, which include:

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

In connection with our strategy to optimize our real estate portfolio, our preferred approach to closing boutiques is to enter into lease termination agreements with respect to the leases at such boutiques, rather than to assign leases or to sublease the boutique premises because it allows us to avoid the risk of future liability under the leases. The costs of terminating the leases for boutiques we close may be greater than we currently estimate, in which case we may need to borrow under our Asset Based Revolving Credit Facility. Further the cost to fund such liabilities is often significant and is funded through cash flow from operations. In addition, we could encounter difficulty raising the funds necessary to cover a part of the costs of terminating the leases for boutiques we intend to close. Such circumstances could materially adversely affect our business, financial condition or results of operations.

Our ability to obtain merchandise on a timely basis at competitive prices could suffer as a result of any deterioration or change in our vendor relationships or events that adversely affect our vendors or their ability to obtain financing for their operations.

We have many important vendor relationships that we believe provide us with a competitive advantage. We do not own or operate any manufacturing facilities. Instead, we purchase our merchandise from third-party vendors. Our top 10 vendors sourced approximately 28% of our merchandise in fiscal year 2018 with no single vendor accounting for more than 5% of our purchases. Our business and financial performance depend in large part on our ability to evaluate merchandise quickly for style and then modify any undesirable designs or to improve the quality, look, and fit of the item. We do not have long-term contracts with any of these vendors and we generally operate without any contractual assurances of continued supply, pricing or access to new products. Rather, we receive and review samples almost daily for fit and fashion evaluation. Maintaining positive working relationships with our vendors is an important element of our business. Any of our vendors could discontinue supplying us with desired products in sufficient quantities for a variety of reasons.

The benefits we currently experience from our vendor relationships could be adversely affected if our vendors:

•	choose to stop providing merchandise samples to us or otherwise discontinue selling merchandise to us;

•	raise the prices they charge us;

•	change pricing terms to require us to pay on delivery or upfront, including as a result of changes in the credit relationships some of our vendors have with their various lending institutions;

•	reduce our access to styles, brands and merchandise by entering into broad exclusivity arrangements with our competitors or otherwise in the marketplace;

•	sell similar merchandise to our competitors with similar or better pricing, many of whom already purchase merchandise in significantly greater volume and, in some cases, at lower prices than we do;

•	lose confidence in our business;

•	lengthen their lead times; or

•	initiate or expand sales of apparel and accessories to retail customers directly through their own stores, catalogs or on the internet and compete with us directly.

We historically have established good working relationships with many small- to mid-sized vendors that often have limited resources, production capacities and operating histories. Market and economic events that adversely impact our vendors could impair our ability to obtain merchandise in sufficient quantities. Such events include difficulties or problems associated with our vendors’ business, finances, labor, ability to import merchandise, costs, production, insurance and reputation. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on acceptable terms or at all in the future, especially if we need significantly different amounts of inventory in connection with any changes in our business needs. We may need to develop new relationships with larger vendors, as our current vendors may be unable to supply us with needed quantities and we may not be able to find similar merchandise on the same terms from larger vendors. If we are unable to acquire suitable merchandise in sufficient quantities, at acceptable prices with adequate delivery times due to the loss of or a deterioration or change in our relationship with one or more of our key vendors or events harmful to our vendors occur, it may adversely affect our business and results of operations.

A failure in our ecommerce operations could significantly disrupt our business and lead to reduced sales, growth prospects and reputational damage.

While accounting for only 9.0% and 7.0% of our net sales in fiscal years 2018 and 2017, respectively, our ecommerce operations is growing and is an important element of our brand and relationship with our customers. While we do not plan to make any significant investments in our ecommerce operations in fiscal year 2019, further expanding ecommerce is an important part of our strategy. In addition to changing consumer preferences, shifting traffic patterns and related customer acquisition costs and buying trends in our ecommerce, we are vulnerable to certain additional risks and uncertainties associated with ecommerce sales, including rapid changes in technology, diversion of sales from our boutiques, credit card fraud, website downtime and other technical failures, security breaches, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities. Our failure to successfully respond to these risks and uncertainties could reduce our ecommerce sales, increase our costs, diminish our growth prospects, and damage our brand, which could negatively impact our results of operations and stock price. Our lack of investment in our ecommerce operations in the short-term may exacerbate these risks.

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

Experienced computer programmers and hackers, or even internal users, may be able to penetrate or create systems disruptions or cause shutdowns of our network security or that of third-party companies with which we have contracted to provide services. We generally collect and store customer information for marketing purposes and any compromise of customer information could subject us to customer or government litigation and harm our reputation, which could adversely affect our business and growth. Breaches of our system or of third party companies with which we have contracted to provide services, which would compromise our customers’ private information, might cause our customers to lose confidence in our ability to protect their personal information, which could cause them to discontinue usage of our website or stop shopping with us altogether. The loss of confidence from a significant data security breach involving employees could also hurt our reputation, cause employee recruiting and retention challenges, increase our labor costs and adversely affect our business and financial results. Moreover, we could incur significant expenses or disruptions of our operations in connection with system failures or data breaches. An increasing number of websites and retailers, including several large internet companies and retailers, have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their sites. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Sophisticated hardware and operating system software and applications that we buy or license from third-parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the security and operation of the systems. The costs to us to eliminate or alleviate security problems, viruses and bugs, or any problems associated with the outsourced services provided to us, could be significant, and efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution or other critical functions.

Almost all states have adopted breach of data security statutes or regulations that require notification to consumers if the security of their personal information is breached, and at least one state has adopted regulations requiring every company that maintains or stores personal information to adopt a comprehensive written information security program. Governmental focus on data security may lead to additional legislative action, and the increased emphasis on information security may lead customers to request that we take additional measures to enhance security or restrict the manner in which we collect and use customer information to gather insights into customer behavior and craft our marketing programs. As a result, we may have to modify our business systems and practices with the goal of further improving data security, which would result in reduced net sales, increased expenditures and operating complexity. Any compromise of our security or accidental loss or theft of customer data in our possession or in the possession of third parties with which we have contracted to provide services could result in a violation of applicable privacy and other laws, significant legal and financial exposure and damage to our reputation, which could adversely impact our business, results of operations and stock price.

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

We operated 77 boutiques in Texas as of February 2, 2019, making Texas our largest market, representing approximately 11% of our total boutiques. We also have boutique concentration in California, Florida and the Northeast region, operating 62 boutiques, 53 boutiques and 128 boutiques in these regions, respectively, as of February 2, 2019. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our sales and profitability. These factors include, among other things, changes in demographics and population and severe weather or natural disasters.

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

Due to the seasonal nature of the retail industry, we have historically experienced and expect to continue to experience some fluctuations in our net sales and net income (loss). Our net sales and earnings are typically highest in the fourth fiscal quarter due to the year-end holiday season. Net sales during this period cannot be used as an accurate indicator of annual results. Likewise, as is the case with many retailers of apparel, jewelry, accessories and gifts, we typically experience lower net sales in the first fiscal quarter relative to other quarters. If for any reason, including for example poor weather conditions, soft economic environments or loss of consumer confidence, our net sales were below seasonal norms or expectations during typically higher-volume time periods, our net sales, inventory levels and results of operations could be adversely affected. In order to prepare for these higher-volume periods, we must order and keep in stock significantly more merchandise than we carry during other parts of the year. This inventory build-up may require us to expend cash faster than is generated by our operations during these periods. Any unanticipated decrease in demand for our merchandise during peak shopping periods, such as our back-to-school assortment in fiscal year 2017 that did not resonate with customers, could result in excess inventory levels which could require us to sell or dispose excess inventory at a substantial markdown, which could have an adverse effect on our business, profitability and brand image. We have experienced, and may continue to experience variability in net sales as a result of a variety of other factors, including the timing of new boutique openings and closing of underperforming boutiques, customer response to our product offerings, boutique events, other marketing activities, sales tax holidays and other holidays, which may cause our results of operations to fluctuate on a quarterly basis and relative to corresponding periods in prior years.

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

Changes in laws, including employment laws, tax laws, imposition of new tariffs and laws related to our merchandise could make conducting our business more expensive or otherwise cause us to change the way we do business.

We are subject to numerous regulations, including taxation, labor and employment, truth-in-advertising, consumer protection, product safety, environmental and zoning and occupancy laws and ordinances that regulate retailers generally or govern the promotion and sale of merchandise and the operation of boutiques and warehouse facilities. If these regulations were to change or were violated by our management, employees or vendors, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines, penalties or other liabilities or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations.

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

The terms of our Asset Based Revolving Credit Facility do, and the terms of any additional debt financing may, restrict our current and future operations, which could adversely affect our ability to manage our operations and respond to changes in our business.

Our Asset Based Revolving Credit Facility contains, and any additional debt financing we may incur would likely contain, covenants that restrict our operations, including limitations on our ability to incur additional debt, grant liens, make certain investments, acquisitions loans and advances, sell assets, pay dividends or make distributions or other restricted payments, prepay other indebtedness, engage in mergers or consolidations, change the business conducted by Francesca’s Collections and its subsidiaries, engage in certain transactions with affiliates, enter into agreements that restrict dividends from subsidiaries or amend certain charter documents and material agreements governing subordinated and junior indebtedness. A failure by us to comply with the covenants or financial ratios contained in our Asset Based Revolving Credit Facility or any additional debt financing we may incur could result in an event of default, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies. If the indebtedness under our Asset Based Revolving Credit Facility or any additional debt financing we may incur were to be accelerated, our future financial condition could be materially adversely affected.

We are involved on an ongoing basis in litigation arising in the ordinary course of business or otherwise that could distract management from our business activities and result in significant liability or damage to our brand.

We face the risk of litigation and other claims against us. We are involved on an ongoing basis in litigation arising in the ordinary course of our business or otherwise, which may include class actions involving consumers, shareholders or employees, and claims relating to employees, commercial disputes, landlord-tenant disputes, intellectual property issues, product-oriented allegations and slip and fall claims. These actions and claims can raise complex factual and legal issues that are subject to risks and uncertainties and could require significant management time. Litigation and other actions and claims against us could result in unexpected expenses and liabilities, which could materially adversely affect our operations and our reputation.

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

From time to time, legislative proposals are made to increase the federal minimum wage in the United States, as well as the minimum wage in a number of individual states and municipalities. Legislation to increase the minimum wage has been approved or is being contemplated in some states in which we operate. Base wage rates for many of our employees are at or slightly above the minimum wage. As federal or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly employees as well. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition and results of operations.

Our inability to comply with the continued listing requirements of the Nasdaq Stock Market could result in our common stock being delisted, which could adversely affect the market price and liquidity of our securities and could have other adverse effects.

On February 1, 2019, we received a letter from the Listing Qualifications staff of Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer meets the requirement of the Nasdaq Global Select Market to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until July 31, 2019, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. In the event that we do not regain compliance within this 180-day period, we may be eligible to transfer to the Nasdaq Capital Market and seek an additional compliance period of 180 calendar days if we (i) meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and (ii) provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, including by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice to us that we will not be eligible for the additional compliance period and our common stock will be subject to delisting. We would then be entitled to appeal the determination to a Nasdaq Listing Qualifications Panel and request a hearing. We are considering our available options to regain compliance, including whether to effect a reverse stock split. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other Nasdaq listing requirements. If we do not regain compliance with the Nasdaq continuing listing requirements, our common stock will be delisted from the Nasdaq Global Select Market (or Nasdaq Capital Market, if applicable) and it could be more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our common stock could suffer a material decline. In addition, a delisting would impair our ability to raise capital through the public markets, could deter broker-dealers from making a market in or otherwise seeking or generating interest in our securities and might deter certain institutions and persons from investing in our securities at all.

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

Further, if we effect a reverse stock split in order to regain compliance with the Nasdaq’s minimum bid price requirement discussed above without also correspondingly reducing the number of authorized but unissued shares of our common stock, the increased number of authorized but unissued shares of our common stock may make any effort towards a change of control more difficult. These anti-takeover provisions and other provisions under Delaware law could substantially impede the ability of our common stockholders to benefit from a change in control and, as a result, could materially adversely affect the market price of our common stock and your ability to realize any potential change-in-control premium.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property, but rather lease our properties. Our corporate headquarters, warehouse and distribution center are located in an approximately 218,000 square foot facility in Houston, Texas. The lease will expire on April 30, 2020 and we have options to renew the lease for an additional period of up to ten years. We believe that our current facility will be sufficient to support our business operations for several years.

As of February 2, 2019, we had 727 boutiques in 47 states and the District of Columbia. In total we have approximately 1,055,000 gross square feet across all of our boutiques. Our boutiques are leased from third parties with initial lease terms of five to ten years and many of our lease agreements have additional five-year renewal options. A majority of our leases have early termination clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods or if a shopping center does not meet specified occupancy standards. In addition to fixed minimum lease payments, most of our boutique leases provide for additional rental payments based on a percentage of sales if sales at the respective boutiques exceed specified levels. A majority of our leases also provide for additional payments associated with common area maintenance, real estate taxes and insurance. Many of our lease agreements have defined escalating rent provisions over the initial term and extensions.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings involving us, please refer to Note 10 to our audited consolidated financial statements included in “Financial Statements and Supplementary Data” in Item 8 of this Annual Report, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Select Market under the symbol “FRAN.” As of April 15, 2019, there were approximately 78 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listing maintained by depositories.

Performance Graph

The following graph compares the yearly percentage change in the cumulative stockholder return on our common stock with the cumulative total return for the Nasdaq Global Select Market Index and the Nasdaq Retail Trade Index. The graph assumes $100 was invested at the close of market on February 1, 2014 in the stock of Francesca’s Holdings Corporation, the Nasdaq Global Stock Market, and the Nasdaq Retail Trade Stocks. It also assumes that all dividends are reinvested.

	February 1, 2014	January 31, 2015	January 30, 2016	January 28, 2017	February 3, 2018	February 2, 2019
Francesca's Holdings Corporation	$100.00	$83.47	$95.95	$89.37	$29.05	$4.43
Nasdaq Global Select Market Index	$100.00	$113.40	$113.55	$139.24	$178.56	$181.06
Nasdaq Retail Trade Index	$100.00	$121.12	$121.90	$128.30	$139.10	$146.49

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data for each of the years ended February 2, 2019, February 3, 2018 and January 28, 2017, and the selected consolidated balance sheet data as of February 2, 2019 and February 3, 2018 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the year ended January 30, 2016 and January 31, 2015 and the consolidated balance sheet data as of January 28, 2017, January 30, 2016, and January 31, 2015 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

We operate on a fiscal calendar which, in a given fiscal year, consists of a 52- or 53-week period ending on the Saturday closest to January 31st. The reporting periods contained in our audited consolidated financial statements included in this report contain 52 weeks of operations in fiscal year 2018, which ended on February 2, 2019, 53 weeks of operations in fiscal year 2017, which ended on February 3, 2018, and 52 of weeks of operations in fiscal year 2016, which ended on January 28, 2017. Our fiscal year 2015 included 52 weeks of operations which ended on January 30, 2016 and our fiscal year 2014 included 52 weeks of operations which ended on January 31, 2015. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read the selected consolidated financial and operating data for the periods presented in conjunction with “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes, which are included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	February 2,	February 3,	January 28,	January 30,	January 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data, percentages and operating data)

Consolidated Statements of Operations
Net sales	$428,115	$471,678	$487,188	$439,377	$377,497
Cost of goods sold and occupancy costs	265,119	264,915	258,561	229,673	199,919
Gross profit	162,996	206,763	228,627	209,704	177,578
Selling, general, and administrative expense(1)	176,379	176,543	160,561	146,597	122,334
Asset impairment charges(1)	20,122	258	141	790	2,470
(Loss) income from operations	(33,505)	29,962	67,925	62,317	52,774
Interest expense	(426)	(452)	(464)	(457)	(623)
Other income (expense)	483	346	147	(151)	88
(Loss) income before income tax expense	(33,448)	29,856	67,608	61,709	52,239
Income tax expense(2)	7,493	14,295	25,607	23,557	20,131
Net (loss) income	$(40,941)	$15,561	$42,001	$38,152	$32,108

Basic (loss) earnings per common share (3)	$(1.18)	$0.43	$1.09	$0.91	$0.76
Diluted (loss) earnings per common share(3)	$(1.18)	$0.43	$1.09	$0.91	$0.76

Weighted average shares outstanding:
Basic shares	34,805	36,168	38,429	42,013	42,259
Diluted shares	34,805	36,300	38,551	42,117	42,380

Consolidated Balance Sheets
Total current assets	$77,247	$84,503	$100,075	$110,769	$85,899
Total assets	$153,042	$185,240	$189,593	$193,577	$165,545
Long-term debt	$10,000	$–	$–	$–	$–
Total liabilities	$79,652	$70,792	$73,058	$67,185	$56,331
Total stockholders’ equity	$73,390	$114,448	$116,535	$126,392	$109,214

Operating data:
Comparable sales change for period (4)	(14)%	(11)%	2%	3%	(5)%
Number of boutiques open at end of period	727	721	671	616	539
Net sales per average square foot for period(5)	$404	$482	$545	$543	$545
Average square feet per boutique at the end of the period(6)	1,452	1,420	1,391	1,368	1,350
Total approximate gross square feet at end of period	1,055,000	1,024,000	933,000	843,000	728,000

(1)	Asset impairment charges, which were previously included as part of selling, general and administrative expenses, are now presented as a separate line item. Accordingly, prior year presentation has been updated to conform to such presentation. These reclassifications have no impact on previously report financial results. See Note 4, Asset Impairment Charges, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

(2)	Our income tax expense for fiscal year 2018 included a $17.1 million non-cash valuation allowance provided on our net deferred tax asset. A valuation allowance has been recorded in fiscal year 2018 because we concluded that it is more likely than not that certain deferred tax assets will not be realized. See Note 5, Income Taxes, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

(3)	See Note 2, (Loss) Earnings Per Share, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of per share calculations.

(4)	A boutique is included in comparable sales on the first day of the fifteenth full month following the boutique’s opening. If a boutique is closed for four or more days within a given fiscal week for any reason, we exclude sales from that boutique from comparable sales for that full fiscal week. If a boutique is permanently closed, we exclude sales from that boutique from comparable sales on the first day of the fiscal month that it did not register full month of sales. Comparable sales include our ecommerce sales and exclude gift card breakage income.

(5)	Net sales per average square foot for the period is calculated by dividing net sales for the period by the average square feet during the period. For purposes of providing a net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. Average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average total square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.

(6)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.

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

We operate on a fiscal calendar which, in a given fiscal year, consists of a 52- or 53-week period ending on the Saturday closest to January 31st. The reporting periods contained in our audited consolidated financial statements included in this report contain 52 weeks of operations in fiscal year 2018, which ended on February 2, 2019, 53 weeks of operations in fiscal year 2017, which ended on February 3, 2018, and 52 weeks of operations in fiscal year 2016, which ended on January 28, 2017. Historical results are not necessarily indicative of the results to be expected for any future period.

Overview

francesca’s® is a specialty retailer which operates a nationwide-chain of boutiques providing customers a unique, fun and personalized shopping experience. The merchandise assortment is diverse and balance mix of apparel, jewelry, accessories and gifts. At February 2, 2019, francesca’s® operated 727 boutiques in 47 states and the District of Columbia and also served its customers through www.francescas.com, its ecommerce website.

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales, comparable sales, cost of goods sold and occupancy costs, selling, general and administrative expenses and income from operations.

Recent Developments

We have developed a turnaround plan to stabilize and then grow our business. This plan includes strategies aimed at enhancing our financial performance, which has declined primarily as a result of our continued comparable sales declines. See above under Item 1. Business, “Our Growth Strategy” for additional information. In fiscal year 2018, comparable sales declined 14% and in fiscal year 2017 comparable sales declined 11%. In each case, we believe the declines were primarily the result of our inability to successfully implement merchandise planning, buying and promotional policies to leverage our strength of delivering on-trend merchandise at a compelling value, causing declines in both conversion rates and boutique traffic. Additionally, the growth in our expense structure has outpaced our revenues. As a result, our ability to generate cash from operations was adversely impacted in fiscal year 2018 and we ended the year with $20.1 million in cash and cash equivalents and approximately $10.0 million in borrowings under our Asset Based Revolving Credit Facility (as defined below). Subsequent to fiscal year 2018, we borrowed an additional $5.0 million under our Asset Based Revolving Credit Facility while waiting for the receipt of an income tax refund from the IRS. As of May 2, 2019, our estimated cash and cash equivalents were approximately $13.0 million which included the receipt of $8.5 million income tax refund from the IRS we received on April 22, 2019. Additionally, the estimated cash balance as of May 2, 2019 reflects a $5.0 million payment on our Asset Based Revolving Credit Facility bringing the outstanding balance back down to $10.0 million and our estimated additional availability to $14.6 million as of that date. We also incurred an operating loss of $33.5 million in fiscal 2018 as compared to operating income of $30.0 million in fiscal 2017. Our operating loss for fiscal year 2018 includes a non-cash asset impairment charge, a full valuation allowance on our net deferred tax assets, professional fees associated with the Company’s turnaround plan and evaluation of strategic and financial alternatives discussed below and reversal of stock-based compensation in connection with our Chief Executive Officer’s (“CEO”) resignation. See below, “Results of Operations,” for additional information.

In addition, as previously disclosed, in January 2019, our Board of Directors initiated a review of our strategic and financial alternatives to maximize value. We retained Rothschild & Co and other advisors to assist in the review of these alternatives. There can be no assurance that the exploration of strategic and financial alternatives will result in any transaction or other result that enhances value. Also as previously disclosed, we have not set a timetable for the completion of the review process, and we do not intend to comment on the process unless a specific transaction or other alternative is approved by our Board of Directors, the process is concluded, or it is otherwise determined that further disclosure is appropriate or required by law.

In addition, in February 2019, Mr. Steve Lawrence resigned from his position as our President and CEO and Mr. Michael Prendergast of Alvarez & Marsal was appointed as our Interim CEO. Also in February 2019, our Senior Vice President and Chief Merchandising Officer departed the Company. We are in the beginning stages of a formal search for a permanent CEO and either a general merchandising manager or a Chief Merchandising Officer, but are confident that we currently have an experienced interim leadership team in place to execute on our turnaround plan.

We recorded a non-cash asset impairment charge of $20.1 million in fiscal year 2018, which is primarily related to 153 underperforming boutiques for which the remaining, or a portion of the remaining, net book value of their assets are no longer expected to be recoverable. See Note 4, Asset Impairment Charges, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. Additionally, this asset impairment charge included a $4.9 million charge associated with the write-off of boutique furniture, fixtures and supplies that are no longer expected to be used as a result of postponing new boutique openings and remodels in future periods. See above under Item 1. Business, “Our Sales Channels” for additional information.

Our income tax expense for fiscal year 2018 included a $17.1 million non-cash valuation allowance provided on our net deferred tax asset. A valuation allowance has been recorded in fiscal year 2018 because we concluded that it is more likely than not that certain deferred tax assets will not be realized. See Note 5, Income Taxes, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Boutique Count

The following table summarizes the number of boutiques open at the beginning and end of periods and the number of boutiques remodeled for the periods indicated.

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Number of boutiques open at the beginning of period	721	671	616
Boutiques added	32	60	64
Boutiques closed	(26)	(10)	(9)
Number of boutiques open at the end of period	727	721	671
Number of boutiques remodeled	81	17	32

Results of Operations

Fiscal Year 2018 Compared to Fiscal Year 2017

	Fiscal Year Ended
	February 2, 2019		February 3, 2018		Variance
	In Dollars	As a % of Net Sales(1)	In Dollars	As a % of Net Sales (1)	In Dollars	%	Basis Points (1)
	(in thousands, except percentages)
Net sales	$428,115	100.0%	$471,678	100.0%	$(43,563)	(9)%	-
Cost of goods sold and occupancy costs	265,119	61.9%	264,915	56.2%	204	0%	580
Gross profit	162,996	38.1%	206,763	43.8%	(43,767)	(21)%	(580)
Selling, general and administrative expenses	176,379	41.2%	176,543	37.4%	(164)	0%	380
Asset impairment charges (2)	20,122	4.7%	258	0.1%	19,864	* (3)	*	(3)
(Loss) income from operations	(33,505)	(7.8)%	29,962	6.4%	(63,467)	* (3)	*	(3)
Interest expense	(426)	(0.1)%	(452)	(0.1)%	(26)	(6)%	-
Other income	483	0.1%	346	0.1%	137	40%	-
(Loss) income before income tax expense	(33,448)	(7.8)%	29,856	6.3%	(63,304)	* (3)	*	(3)
Income tax expense	7,493	1.8%	14,295	3.0%	(6,802)	* (3)	*	(3)
Net (loss) income	$(40,941)	(9.6)%	$15,561	3.3%	(56,502)	* (3)	*	(3)

(1)	Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

(2)	Asset impairment charges, which were previously included as part of selling, general and administrative expenses, are now presented as a separate line item. Accordingly, prior year presentation has been updated to conform to such presentation. These reclassifications have no impact on previously report financial results. See Note 4, Asset Impairment Charges, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

(3)	Not meaningful.

Net Sales

Net sales decreased 9%, or $43.6 million, to $428.1 million in fiscal year 2018 compared to $471.7 million in fiscal year 2017 due to a 14% decrease in comparable sales following an 11% decrease in the prior year. Additionally, fiscal 2017 included approximately $5.0 million of sales for the 53rd week. The decrease in comparable sales was due to declines in both boutique traffic and conversion rate. There were 698 comparable boutiques and 29 non-comparable boutiques open at February 2, 2019, compared to 657 and 64, respectively, at February 3, 2018.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs was flat at approximately $265.0 million in fiscal years 2018 and 2017. Cost of goods sold decreased by $10.0 million in fiscal year 2018 due to a decrease in sales volume and marked out-of-stock charges but was partially offset by higher ecommerce shipping expenses as a result of higher ecommerce sales penetration. Occupancy costs increased by $10.2 million in fiscal year 2018 principally due to the 32 new boutiques opened partially offset by 26 boutiques closed during the year; 12 of which were closed during the last week of the fiscal year. Additionally, we saw increases in average rent and related expenses due to increased penetration of boutiques in high traffic centers, depreciation due to increased cost of new boutiques and remodels and costs associated with boutique remodels.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 61.9% in fiscal year 2018 from 56.2% in fiscal year 2017, an unfavorable variance of 580 basis points. This unfavorable variance was driven by 440 basis points deleveraging of occupancy costs as a result of lower sales as well as the increase in occupancy costs discussed above. Additionally, merchandise margins were lower by 140 basis points in fiscal year 2018 as compared to the prior year due to increased markdowns and higher average unit costs but was partially offset by lower marked-out-of-stock charges and inventory reserves.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were flat at approximately $176.0 million in fiscal years 2018 and 2017. The $2.7 million increase in marketing, professional fees and depreciation was offset by a decrease of $2.4 million in selling expenses due to labor efficiencies at the boutique level and the $0.8 million reversal of previously awarded stock-based compensation associated with the resignation of our prior CEO. Part of the increase in professional fees was due to $1.5 million in consulting expenses incurred associated with our turnaround plan and evaluation of strategic and financial alternatives that commenced in January 2019.

As a percentage of net sales, selling, general and administrative expenses increased to 41.2% in fiscal year 2018 from 37.4% in fiscal year 2017 primarily due to deleveraging of expenses resulting from lower sales.

Asset Impairment Charges

We recognized asset impairment charges of $20.1 million in fiscal year 2018 mostly related to 153 underperforming boutiques for which the remaining, or a portion of the remaining, net book value of their respective assets are no longer expected to be recoverable. Additionally, we wrote off $4.9 million in fiscal year 2018 of boutique furniture, fixtures and supplies that are no longer intended to be used as a result of postponing new boutique openings and remodels in future periods. See above under “Recent Developments” for additional information.

Income Tax Expense

Income tax expense decreased to $7.5 million in fiscal year 2018 compared to $14.3 million in fiscal year 2017. We did not incur an income tax benefit associated with our net loss in fiscal year 2018 primarily due to the $17.1 million valuation allowance provided on our net deferred tax assets. See above under “Recent Developments” for additional information.

Our effective tax rate was 22.4% and 47.9% in fiscal years 2018 and 2017, respectively. The significant change in our effective tax rate was due to the $17.1 million valuation allowance provided on our net deferred tax asset in fiscal year 2018 and the lower corporate income tax rate under the Tax Cuts and Jobs Act (“Tax Act”) enacted in December 2017. This change was partially offset by the $3.3 million non-cash expense recognized in fiscal year 2017 as a result of the remeasurement of our net deferred tax assets using the lower corporate income tax rate under the Tax Act. During fiscal year 2018, we completed the analysis of the impact of the Tax Act and determined that no material adjustments was needed to the previously recorded provisional amount. See Note 5, “Income Taxes,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Fiscal Year 2017 Compared to Fiscal Year 2016

	Fiscal Year Ended
	February 3, 2018		January 28, 2017		Variance
	In Dollars	As a % of Net Sales(1)	In Dollars	As a % of Net Sales (1)	In Dollars	%	Basis Points (1)
	(in thousands, except percentages)
Net sales	$471,678	100.0%	$487,188	100.0%	$(15,510)	(3)%	-
Cost of goods sold and occupancy costs	264,915	56.2%	258,561	53.1%	6,354	2%	310
Gross profit	206,763	43.8%	228,627	46.9%	(21,864)	(10)%	(310)
Selling, general and administrative expenses (2)	176,543	37.4%	160,561	33.0%	15,982	10%	440
Asset impairment charges(2)	258	0.1%	141	0.0%	117	83%	10
Income from operations	29,962	6.4%	67,925	13.9%	(37,963)	(56)%	(750)
Interest expense	(452)	(0.1)%	(464)	(0.1)%	12	3%	-
Other income	346	0.1%	147	0.0%	199	135%	10
Income before income tax expense	29,856	6.3%	67,608	13.9%	(37,752)	(56)%	(760)
Income tax expense	14,295	3.0%	25,607	5.3%	(11,312)	(44)%	(230)
Net income	$15,561	3.3%	$42,001	8.6%	$(26,440)	(63)%	(530)

(1)	Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

(2)	Asset impairment charges, which were previously included as part of selling, general and administrative expenses, are now presented as a separate line item. Accordingly, prior year presentation has been updated to conform to such presentation. These reclassifications have no impact on previously report financial results. See Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 10%, or $16.0 million, to $176.5 million in fiscal year 2017 compared to $160.6 million in fiscal year 2016. This increase was primarily due to an $11.1 million increase in boutique and corporate payroll to support our larger boutique base and ecommerce operations, a $2.1 million increase in software costs associated with our continuing investments in technology and infrastructure, $2.0 million prior year net benefit associated with the resignation of our prior CEO and the related search process, a $1.9 million increase in marketing expenses due to new marketing initiatives, and a $1.4 million increase in website, legal and other professional fees. These increases were partially offset by a $5.0 million decrease in short- and long-term performance-based incentive expenses as the required performance metrics were not achieved or are not expected to be achieved.

As a percentage of net sales, selling, general and administrative expenses increased to 37.4% in fiscal year 2017 from 33.0% in fiscal year 2016, primarily due to the increase in boutique, technology and infrastructure investments as well as deleveraging of expenses as a result of lower sales.

Income Tax Expense

Income tax expense decreased to $14.3 million in fiscal year 2017 compared to $25.6 million in fiscal year 2016 due to the decrease in taxable income. Our effective tax rate was 47.9% and 37.9% in fiscal years 2017 and 2016, respectively. The increase in our effective tax rate was due to a $3.3 million non-cash expense as a result of the remeasurement of our net deferred tax assets using the lower corporate income tax rate under the Tax Act enacted in December 2017. See Note 5, “Income Taxes,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Sales by Merchandise Category

The following table presents merchandise by category, in dollars and as a percentage of total sales, for the periods indicated.

	Fiscal Year Ended
	February 2, 2019		February 3, 2018		January 28, 2017
		As a %		As a %		As a %
	In	of Net	In	of Net	In	of Net
	Dollars	Sales(1)	Dollars	Sales(1)	Dollars	Sales(1)
	(in thousands, except percentages)
Apparel	$200,736	46.9%	$235,048	49.8%	$244,156	50.1%
Jewelry	104,714	24.5%	104,638	22.2%	109,642	22.5%
Accessories	69,219	16.2%	69,004	14.6%	69,900	14.4%
Gifts	50,311	11.8%	59,286	12.6%	62,008	12.7%
Other(2)	3,135	0.7%	3,702	0.8%	1,482	0.3%
	$428,115	100.0%	$471,678	100.0%	$487,188	100.0%

(1)	Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding

(2)	Includes gift card breakage income, shipping revenue and change in return reserve.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our Asset Based Revolving Credit Facility (see “Revolving Credit Facility” below for more information). Additionally, on April 22, 2019, we received an income tax refund check of $8.5 million from the IRS. Our primary cash needs are for funding normal working capital requirements, the operation of our existing boutiques and ecommerce business, the implementation of our turnaround plan, and payments of interest and principal, if any, under our Asset Based Revolving Credit Facility. We may use cash or our Asset Based Revolving Credit Facility to issue letters of credit to support merchandise imports or for other corporate purposes. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. Our working capital position benefits from the fact that we generally collect cash from sales to customers the day of or, in the case of credit or debit card transactions, within several days of the related sales and we typically have up to 45 days to pay our inventory vendors and up to 60 days to pay our other vendors.

On February 2, 2019, we had $20.1 million of cash and cash equivalents, $10.0 million of borrowings outstanding and $12.3 million of borrowing base availability under our Asset Based Revolving Credit Facility. Subsequent to fiscal year 2018, we borrowed an additional $5.0 million under our Asset Based Revolving Credit Facility while waiting for the receipt of an income tax refund from the IRS. We were in compliance with all covenants under our Asset Based Revolving Credit Facility as of February 2, 2019. As of May 2, 2019, our estimated cash and cash equivalents were approximately $13.0 million which included the receipt of $8.5 million income tax refund from the IRS we received on April 22, 2019. Additionally, the estimated cash balance as of May 2, 2019 reflects a $5.0 million payment on our Asset Based Revolving Credit Facility bringing the outstanding balance back down to $10.0 million and our estimated additional availability to $14.6 million as of that date. Additionally, we expect to be in compliance with all our covenants under our Asset Based Revolving Credit Facility for at least the next twelve months.

We expect that our cash flow from operations, the $8.5 million IRS tax refund check received on April 22, 2019 disclosed above and along with borrowings under our Asset Based Revolving Credit Facility, will be sufficient to fund capital expenditures, our working capital requirements and our principal and interest requirements, if any, under our Asset Based Revolving Credit Facility for at least the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table.

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
	(in thousands)
Provided by operating activities	$9,533	$24,825	$72,171
Used in investing activities	(26,199)	(26,778)	(21,844)
Provided by (used) in financing activities	5,438	(19,918)	(53,349)
Net decrease in cash and cash equivalents	$(11,228)	$(21,871)	$(3,022)

Operating Activities

Net cash provided by operating activities consist primarily of net loss or income adjusted for non-cash items (including depreciation and amortization, asset impairment charges, stock-based compensation and deferred taxes), the effect of working capital changes and tenant allowances received from landlords.

Cash provided by operating activities decreased $15.3 million in fiscal year 2018 compared to fiscal year 2017 primarily due to a decrease in net income to a net loss as well as lower tenant allowances received from landlords partially offset by lower income tax payments and timing of payments for inventory purchases.

Cash provided by operating activities decreased $47.3 million in fiscal year 2017 compared to fiscal year 2016 primarily due to a decrease in net income and higher income tax payments, partially offset by timing of payments for inventory purchases and other payables, including software subscription, supplies, legal and professional fees.

Investing Activities

Net cash used in investing activities consist primarily of capital expenditures for new boutiques, remodels, improvements to existing boutiques as well as investment in information technology and our distribution facility.

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
	(in thousands)
Capital expenditures for:
New boutiques	$8,357	$19,280	$13,370
Remodels	10,537	2,189	3,651
Existing boutiques	3,869	3,125	24
Technology	2,535	1,826	4,067
Corporate and distribution	901	358	740
	$26,199	$26,778	$21,852

Our total capital expenditures for fiscal years 2018, 2017 and 2016 were $26.2 million, $26.8 million and $21.9 million, respectively. A majority of our spending in fiscal year 2018 were invested in boutique remodels at $10.5 million and in new boutique openings at $19.3 million and $13.4 million in fiscal years 2017 and 2016, respectively. Spending for new boutiques include amounts associated with boutiques that will open in the subsequent fiscal year.

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
	(in thousands, except boutique count)
New boutiques:
Number of new boutiques opened	32	60	64
Average cost per new boutique	$320	$293	$235
Average tenant allowance per new boutique	$44	$57	$77
Tenant allowance collected	$3,400	$3,100	$3,700

Remodels:
Number of boutiques remodeled	81	17	32
Average cost per remodeled boutique	$149	$129	$114

The increase in the average cost of new boutiques during fiscal year 2018 compared to fiscal year 2017 was due to higher costs of furniture and fixtures as a result of implementing our new boutique design piloted in our existing boutiques last year. Additionally, the average boutique build-out costs were higher in fiscal years 2018 and 2017 compared to prior years due to opening larger boutiques, particularly in outlet locations. The average size of boutiques opened in fiscal years 2018, 2017 and 2016 were 2,033 square feet, 1,714 square feet and 1,597 square feet, respectively. The decrease in average tenant allowance in each year was principally due to our continued focus in lowering rental rates. Tenant allowances are amortized as a reduction in rent expense over the term of the lease. The average collection period for these allowances is approximately six months after boutique opening. As a result, we funded the cost of new boutiques and remodels with cash flow from operations, tenant allowances from our landlords, or borrowings under our revolving credit facility, as needed.

In fiscal year 2018, we commenced a boutique refresh program and remodeled 81 high volume existing boutiques. We view this remodel program as an important investment to continually enhance the differentiated customer shopping experience we strive to achieve. The increase in the average cost of remodels in each year was principally due to more extensive upgrade or enhancement performed at each location.

The remaining capital expenditures in each of fiscal years 2018, 2017 and 2016 were used for investments in existing boutiques, information technology and our corporate offices and for distribution facility enhancements. Our spending for existing boutiques totaled $3.9 million, $3.1 million and less than $0.1 million in fiscal year 2018, 2017 and 2016, respectively, which was mostly spent in relocating existing boutiques. Our information technology investments in fiscal year 2016 were the highest due to the implementation of a new point-of-sale system and customer relationship managements system.

Management anticipates that capital expenditures in fiscal year 2019 will be approximately $6.0 million. The majority of this amount will be spent on funding the opening of four new boutiques and investments in existing boutiques.

Financing Activities

Net cash used in financing activities consist principally of borrowings and payments under our revolving credit facilities, if any, repurchases of common stock as well as proceeds from the exercise of stock options and the related tax consequence.

Net cash provided by financing activities in fiscal year 2018 was $5.4 million which consisted of $10.0 million in borrowings under our Asset Based Revolving Credit Facility partially offset by $4.0 million repurchases of our common stock and $0.5 million payment of debt issuance costs. Net cash used in financing activities in fiscal years 2017 and 2016 were $19.9 million and $53.3 million, respectively, which mainly consisted of repurchases of our common stock.

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

Asset Based Revolving Credit Agreement

On May 25, 2018, Francesca’s Holdings Corporation (the “Holdings”), as a guarantor, certain of its subsidiaries, as borrowers (the “Borrowers”), and certain of its subsidiaries as guarantors (together with the Company and the Borrowers, the “Loan Parties”), entered into an asset based revolving credit agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. The Credit Agreement provides for revolving commitments of $50.0 million (including up to $10.0 million for letters of credit) and matures on May 25, 2023. Availability under the Credit Agreement is subject to a customary borrowing base comprised of: (a) a specified percentage of the Borrower’s credit card accounts (as defined in the Credit Agreement); and (b) a specified percentage of the Borrower’s eligible inventory (as defined in the Credit Agreement), and reduced by (c) certain customary reserves and adjustments (as defined in the Credit Agreement). The Credit Agreement also contains an increase option permitting the Borrowers, subject to certain requirements, to arrange with lenders for additional revolving commitments for up to an aggregate of $25.0 million. On February 2, 2019, we had $10.0 million of borrowings outstanding and $12.3 million of borrowing base availability under the Credit Agreement. Additionally, there were no letters of credit outstanding as of February 2, 2019. Subsequent to fiscal year 2018, we borrowed an additional $5.0 million under our Asset Based Revolving Credit Facility while waiting for the receipt of an income tax refund from the IRS. As of May 2, 2019, we had an outstanding balance of $10.0 million after a $50 million on our outstanding borrowing and an estimated $14.6 million in additional availability under the Credit Agreement as of that date.

All obligations of each Loan Party under the Credit Agreement are unconditionally guaranteed by the Company and each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries, including the Borrowers. All obligations under the Credit Agreement, and the guarantees of those obligations (as well as banking services obligations and any interest rate hedging or other swap agreements), are secured by substantially all of the assets of the Company and each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries. Additionally, the Credit Agreement contains customary events of default and requires the Loan Parties to comply with certain financial covenants, including a restriction prohibiting the Loan Parties from declaring or making dividend payments, except that Holdings may do so subject to the satisfaction of the Payment Conditions (as defined in the Credit Agreement). The Credit Agreement also requires that the auditor’s report on the Company’s financial statements for the previous fiscal year does not contain a “going concern” or like qualification or exception and also requires the Loan Parties to maintain a minimum ratio of (i) EBITDAR (as defined in the Credit Agreement) minus unfinanced capital expenditures (as defined in the Credit Agreement), to (ii) fixed charges of 1.00 to 1.00 during periods when availability (as defined in the Credit Agreement) is less than $6.0 million (or has recently been less than $6.0 million as further specified in the Credit Agreement) (such ratio, the “Fixed Charge Coverage Ratio”). As of February 2, 2019, our borrowing availability was more than $6.0 million, resulting in the elimination of the Fixed Charge Coverage Ratio requirement.

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

In connection with the Credit Agreement, the Company incurred $0.5 million of debt issuance costs during fiscal year 2018, which is being amortized over the term of the facility.

Share Repurchase Program

For information regarding our share repurchase program, please refer to Note 7 to our audited consolidated financial statements included in “Financial Statements and Supplementary Data” in Item 8 of this Annual Report, which is incorporated herein by reference.

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

We believe that the following critical accounting policies involve a higher degree of judgment and complexity. See Note 1, Summary of Significant Accounting Policies, to our audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K for a complete discussion of our significant accounting policies. The following reflect the significant estimates and judgments used in the preparation of our consolidated financial statements.

Revenue Recognition

We adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” on February 4, 2018 using the modified retrospective approach. Prior period amounts were not adjusted and continue to be reported in accordance with ASC 605, “Revenue Recognition.” As a result of adoption of ASC 606, we recorded an adjustment of $2.1 million, net of $0.7 million tax effect, to the beginning balance of retained earnings related to the change in timing of recognizing gift card breakage income. In addition, the cost of estimated returns is now included in current assets rather than netted with the allowance for sales returns, and ecommerce sales are now recognized upon shipment rather than delivery to the customer, with the cumulative effect related to this change determined to be immaterial.

We recognize revenue when control of the merchandise is transferred to customers in an amount that reflects the consideration received in exchange for such merchandise. For boutique sales, control is transferred at the point at which the customer receives and pays for the merchandise at the register. For ecommerce sales, control is transferred when merchandise is tendered to a third party carrier for delivery to the customer. The consideration received is the stated price of the merchandise, net of any discount, sales tax collected and estimated sales returns, and, in the case of ecommerce sales, includes shipping revenue. Cash is typically received on the day of or, in the case of credit or debit card transactions, within several days of the related sales. Management estimates future returns on previously sold merchandise based on return history and current sales levels. Estimated returns are periodically compared to actual sales returns and adjusted, if appropriate. We do not believe that there is a reasonable likelihood that there will be material changes in future estimates or assumptions we use to calculate our merchandise return reserve; however, if the actual rate of merchandise returns increases significantly, our operating results may be adversely affected. The provision for estimated returns is included in accrued liabilities while the associated cost of merchandise is included as part of prepaid and other current assets in the consolidated balance sheets.

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

Impairment of Long-lived Assets

We evaluate long-lived assets held for use and held for sale whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at a boutique level. In determining whether an impairment has occurred, we consider both qualitative and quantitative factors.

The quantitative analysis involves estimating the undiscounted future cash flows directly related to that asset and comparing it against its carrying value. If the carrying value of the asset is greater than the sum of the undiscounted future cash flows, an impairment loss is recognized for the difference between the carrying value of the asset and its discounted future cash flows. The discounted future cash flows are determined based on the asset’s historical performance, current sales trends, market conditions and other relevant factors deemed material, and discounted using a rate commensurate with the risk. The inputs used in the determination of discounted future cash flows are considered as Level 3 inputs in the fair value hierarchy, which require a significant degree of judgment and are based on the Company’s own assumptions.

Based on the results of our assessments, we recorded non-cash asset impairment charges of $20.1 million, $0.3 million and $0.1 million in fiscal years 2018, 2017 and 2016, respectively. These impairment charges relate to 153, 3 and 2 underperforming boutiques in fiscal years 2018, 2017 and 2016, respectively, for which the remaining net book value of their respective assets are no longer expected to be recoverable. In addition, for fiscal year 2018, the asset impairment charges includes a $4.9 million write-off of boutique furniture, fixtures and supplies that are no longer intended to be used as a result of postponing new boutique openings and remodels in future periods.

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

On December 22, 2017, the Tax Act was enacted into law effective on January 1, 2018. Upon enactment, we recognized a provisional and one-time non-cash deferred tax expense of $3.3 million due to the remeasurement of our deferred tax assets and liabilities based on the reduction of the statutory federal tax rate to 21%. This expense is included as a component of income tax expense for fiscal year 2017. During fiscal year 2018, we completed the analysis of the impact of the Tax Act and determined that no material adjustments was needed to the previously recorded provisional amount.

We perform an assessment of whether a valuation allowance is necessary against its deferred tax asset at each balance sheet date. Based on available positive and negative evidence, including past operating results, estimates of future income, future reversals of existing taxable temporary differences and tax planning strategies, the Company determined that it is not more-likely-than-not that it will realize its deferred tax assets in future periods and therefore, a full valuation allowance was established at February 2, 2019. Accordingly, we recorded a valuation allowance of $17.1 million on our net deferred tax asset in fiscal year 2018. We will continue to weigh all available positive and negative evidence in future periods and, in the event that facts and circumstances change, we may reverse the valuation allowance in future periods which would increase our reported net income in the relevant period.

A tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.

We recognize tax liabilities for uncertain tax positions and adjust these liabilities when the Company’s judgment changes as a result of the evaluation of new information not previously available. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. There were no uncertain tax positions requiring accrual at February 2, 2019 and February 3, 2018.

Stock-based Compensation

Stock-based compensation is measured based on the grant date fair value and is recognized as expense over the requisite service period (which generally is the vesting period of the award). Beginning in fiscal year 2018, forfeitures were recognized as they occur rather than estimating expected forfeitures.

We recognized stock-based compensation amounting to $1.3 million, $2.4 million and $1.0 million in fiscal years 2018, 2017, and 2016, respectively. Stock-based compensation expense in fiscal years 2018 and 2016 included a $0.8 million and $2.6 million, respectively, reversal of previously accrued stock-based compensation expense related to the forfeiture of unvested awards granted to our previous Chief Executive Officers who resigned from their respective position in those years. The net reversal was recorded during the fourth quarter of fiscal year 2018 and the second quarter of fiscal year 2016, respectively.

Restricted Stock

The fair value of restricted stocks awards is determined based on the closing price of our common stock on the award date. For restricted stock awards subject to performance conditions, compensation expense is recognized over the requisite service period when it is probable that the specified performance goals will be achieved. We assess the probability of vesting at each reporting period and adjust stock-based compensation based on the results of such assessment. As a result of this assessment, the Company recognized a reversal of previously accrued expenses totaling $0.9 million, $1.2 million and $0 in fiscal years 2018, 2017 and 2016, respectively.

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

No stock options were granted in fiscal years 2018 and 2017. The grant date fair value of stock options granted in 2016 was estimated using expected volatility of 54.2%, expected term of 5.5 years, risk-free interest rate of 1.2%, and expected dividend yield of 0%.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of February 2, 2019 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands)
Long term debt	$10,000	$-	$-	$10,000	$-
Estimated interest on debt(1)	2,287	530	1,059	698
Operating lease obligations(2)	244,891	48,644	80,141	57,067	59,039
Merchandise purchase commitments(3)	28,927	28,927	-	-	-
Contracts for software application implementation	5,934	3,170	2,540	224	-

(1)	Includes $1.9 million estimated interest on outstanding borrowing and $0.4 million unused commitment fee. For purposes of this table, we estimated the interest on outstanding borrowing and unused commitment fee using $10.0 million outstanding, $40.0 unused revolver commitment, 4.4% current interest rate and 0.20% unused commitment fee rate under our asset based revolving credit facility at February 2, 2019.

(2)	Excludes common area maintenance charges, real estate taxes and certain other expenses which amounted to approximately 46% of minimum lease obligations in fiscal year 2018.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, please refer to Note 1, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in “Financial Statements and Supplementary Data” in Item 8 of this Annual Report, which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our Asset Based Revolving Credit Facility carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows could be exposed to changes in interest rates to the extent that we do not use effective hedging arrangements. We historically have not used derivative financial instruments for speculative or trading purposes, however, this does not preclude our adoption of specific hedging strategies in the future. At February 2, 2019, $10.0 million was outstanding under the Credit Agreement and the interest rate on our borrowings was 4.4%. Based on a sensitivity analysis at February 2, 2019, assuming the loan balance would be outstanding for a full fiscal year, a 100 basis points increase in interest rates would increase annual interest expense by $0.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Francesca’s Holdings Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Francesca’s Holdings Corporation (the Company) as of February 2, 2019 and February 3, 2018, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended February 2, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 2, 2019, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 3, 2019 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, effective February 4, 2018, the Company changed its method for recognizing revenue using the modified retrospective adoption method under Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended.

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

Houston, Texas
May 3, 2019

Francesca’s Holdings Corporation

Consolidated Balance Sheets

(In thousands, except share data)

	February 2,	February 3,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$20,103	$31,331
Accounts receivable	16,309	16,642
Inventories	30,478	26,816
Prepaid expenses and other current assets	10,357	9,714
Total current assets	77,247	84,503
Property and equipment, net	71,207	87,702
Deferred income taxes, net	-	9,413
Other assets, net	4,588	3,622
TOTAL ASSETS	$153,042	$185,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,330	$17,801
Accrued liabilities	11,333	14,654
Total current liabilities	35,663	32,455
Landlord incentives and deferred rent	33,989	38,337
Long term debt	10,000	-
Total liabilities	79,652	70,792
Commitments and contingencies
Stockholders’ equity:
Common stock-$.01 par value, 80.0 million shares authorized, 46.7 million and 46.3 million shares issued as of February 2, 2019 and February 3, 2018, respectively.	467	463
Additional paid-in capital	112,693	111,439
Retained earnings	120,251	159,045
Treasury stock, at cost – 11.1 million and 10.3 million shares held at February 2, 2019 and February 3, 2018, respectively.	(160,021)	(156,499)
Total stockholders’ equity	73,390	114,448
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$153,042	$185,240

The accompanying notes are an integral part of these Consolidated Financial Statements.

Francesca’s Holdings Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Net sales	$428,115	$471,678	$487,188
Cost of goods sold and occupancy costs	265,119	264,915	258,561
Gross profit	162,996	206,763	228,627
Selling, general and administrative expenses	176,379	176,543	160,561
Asset impairment charges	20,122	258	141
(Loss) income from operations	(33,505)	29,962	67,925
Interest expense	(426)	(452)	(464)
Other income	483	346	147
(Loss) income before income tax expense	(33,448)	29,856	67,608
Income tax expense	7,493	14,295	25,607
Net (loss) income	$(40,941)	$15,561	$42,001

Basic (loss) earnings per common share	$(1.18)	$0.43	$1.09
Diluted (loss) earnings per common share	$(1.18)	$0.43	$1.09

Weighted average shares outstanding:
Basic shares	34,805	36,168	38,429
Diluted shares	34,805	36,300	38,551

The accompanying notes are an integral part of these Consolidated Financial Statements.

Francesca’s Holdings Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional		Treasury	Total
	Shares	Par	Paid-In	Retained	Stock,	Stockholders’
	Outstanding	Value	Capital	Earnings	at cost	Equity
Balance, January 30, 2016	41,095	$459	$107,693	$101,556	$(83,316)	$126,392
Net income	-	-	-	42,001	-	42,001
Stock-based compensation	-	-	1,016	-	-	1,016
Restricted stocks issued, net of forfeitures	200	2	-	-	-	2
Stock options exercised	50	-	512	-	-	512
Tax effect of stock-based compensation	-	-	(213)	-	-	(213)
Repurchases of common stock	(3,804)	-	-	-	(53,175)	(53,175)
Balance, January 28, 2017	37,541	$461	$109,008	$143,557	$(136,491)	$116,535
Cumulative effect adjustment on adoption of new accounting standards	-	-	120	(73)	-	47
Net income	-	-	-	15,561	-	15,561
Stock-based compensation	-	-	2,430	-	-	2,430
Restricted stocks issued, net of forfeitures	189	2	(2)	-	-	-
Stock options exercised	26	-	96	-	-	96
Shares withheld related to net settlement of equity awards	(20)	-	(213)	-	-	(213)
Repurchases of common stock	(1,861)	-	-	-	(20,008)	(20,008)
Balance, February 3, 2018	35,875	$463	$111,439	$159,045	$(156,499)	$114,448
Cumulative effect adjustment on adoption of new accounting standards	-	-	-	2,147	-	2,147
Net loss	-	-	-	(40,941)	-	(40,941)
Stock-based compensation	-	-	1,335	-	-	1,335
Restricted stocks issued, net of forfeitures	462	4	(4)	-		-
Shares withheld related to net settlement of equity awards	(13)	-	(77)	-	-	(77)
Repurchases of common stock	(659)			-	(3,522)	(3,522)
Balance, February 2, 2019	35,665	467	112,693	120,251	(160,021)	73,390

The accompanying notes are an integral part of these Consolidated Financial Statements.

Francesca’s Holdings Corporation

Consolidated Statements of Cash flows

(In thousands)

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Cash Flows Provided by Operating Activities:
Net (loss) income	$(40,941)	$15,561	$42,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,532	21,202	19,337
Stock-based compensation expense	1,335	2,430	1,016
Excess tax benefit from stock-based compensation	-	-	(34)
Asset impairment charges	20,122	258	141
Loss on disposal of assets	761	733	407
Amortization of debt issuance costs	204	250	245
Deferred income taxes	8,706	6,099	(5,411)
Changes in assets and liabilities:
Accounts receivable	246	(10,764)	3,975
Inventories	(3,699)	(2,858)	7,583
Prepaid expenses and other assets	(2,566)	(3,177)	(3,160)
Accounts payable	5,739	6,013	(4,936)
Accrued liabilities	(558)	(11,167)	9,467
Landlord incentives and deferred rent	(4,348)	245	1,540
Net cash provided by operating activities	9,533	24,825	72,171

Cash Flows Used in Investing Activities:
Purchase of property and equipment	(26,199)	(26,778)	(21,852)
Other	-	-	8
Net cash used in investing activities	(26,199)	(26,778)	(21,844)

Cash Flows Used in Financing Activities:
Proceeds from borrowings under revolving credit facility	10,000	-	-
Repurchases of common stock	(3,980)	(19,860)	(53,853)
Payment of debt issuance costs	(505)	-	-
Taxes paid related to net settlement of equity awards	(77)	(154)	(42)
Proceeds from the exercise of stock options	-	96	512
Excess tax benefit from stock-based compensation	-	-	34
Net cash provided by (used in) financing activities	5,438	(19,918)	(53,349)

Net decrease in cash and cash equivalents	(11,228)	(21,871)	(3,022)
Cash and cash equivalents, beginning of year	31,331	53,202	56,224
Cash and cash equivalents, end of year	$20,103	$31,331	$53,202

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$75	$24,163	$19,324
Interest paid	$209	$192	$192

The accompanying notes are an integral part of these Consolidated Financial Statements.

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of Business

Francesca’s Holdings Corporation (the “Company” or “Holdings”) is a holding company incorporated in 2007 under the laws of Delaware. The Company’s business operations are conducted through its subsidiaries. The Company operates a nationwide-chain of boutiques providing customers a unique, fun and differentiated shopping experience. The Company offers a diverse and balanced mix of apparel, jewelry, accessories and gifts at attractive values. At February 2, 2019, the Company operated 727 boutiques, which are located in 47 states throughout the United States and the District of Columbia, and its ecommerce website.

Fiscal Year

The Company maintains its accounts on a 52- to 53- week year ending on the Saturday closest to January 31. All references herein to fiscal year “2018” represents the 52-week period ended February 2, 2019, fiscal year “2017” represents the 53-week period ended February 3, 2018 and fiscal year “2016” represents the 52-week period ended January 28, 2017.

Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Asset impairment charges, which was previously included as part of selling, general and administrative expenses, are now presented as a separate line item in the accompanying consolidated statements of operations. Accordingly, prior year presentation has been updated to conform to the current presentation. This reclassification had no impact on previously reported financial results.

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

Accounts Receivable

Accounts receivable consist of amounts due from credit card companies, tenant allowances due from landlords and income tax receivable, if any. The Company’s management has reviewed accounts receivable for collectability and has determined that an allowance for doubtful accounts is not necessary at February 2, 2019 and February 3, 2018.

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

Impairment of Long-lived Assets

The Company evaluates long-lived assets held for use and held for sale whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at a boutique level. In determining whether an impairment has occurred, the Company considers both qualitative and quantitative factors.

The quantitative analysis involves estimating the undiscounted future cash flows directly related to that asset and comparing it against its carrying value. If the carrying value of the asset is greater than the sum of the undiscounted future cash flows, an impairment loss is recognized for the difference between the carrying value of the asset and its discounted future cash flows. The discounted future cash flows are determined based on the asset’s historical performance, current sales trends, market conditions and other relevant factors deemed material, and discounted using a rate commensurate with the risk. The inputs used in the determination of discounted future cash flows are considered as Level 3 inputs in the fair value hierarchy, which require a significant degree of judgment and are based on the Company’s own assumptions.

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

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” on February 4, 2018 using the modified retrospective approach. Prior period amounts were not adjusted and continue to be reported in accordance with ASC 605, “Revenue Recognition.” As a result of adoption of ASC 606, the Company recorded an adjustment of $2.1 million, net of $0.7 million tax effect, to the beginning balance of retained earnings related to the change in timing of recognizing gift card breakage income. In addition, the cost of estimated returns is now included in current assets rather than netted with the allowance for sales returns, and ecommerce sales are now recognized upon shipment rather than delivery to the customer, with the cumulative effect related to this change determined to be immaterial.

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

Disaggregated revenue

The Company disaggregates net sales into the following major merchandise departments.

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
	(in thousands)
Apparel	$200,736	$235,048	$244,156
Jewelry	104,714	104,638	109,642
Accessories	69,219	69,004	69,900
Gifts	50,311	59,286	62,008
Other(1)	3,135	3,702	1,482
	$428,115	$471,678	$487,188

(1)	Includes gift card breakage income, shipping revenue and change in return reserve.

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract liability

Contract liability consists of gift card liability. The Company accounts for the sale of gift cards as a liability at the time a gift card is sold. The liability is relieved and revenue is recognized upon redemption of the gift card. The Company’s gift cards do not have an expiration date. Income from gift card breakage is estimated based on historical redemption patterns and recognized over the historical redemption period. Unredeemed gift cards at the end of the prior fiscal year recognized in revenues during fiscal years 2018 and 2017 were $4.5 million and $6.4 million, respectively. Revenue from gift cards during fiscal year 2017 included $1.5 million of additional gift card breakage income recognized due to the change in estimated period over which redemption of gift card is considered to be remote.

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

Freight costs included in selling, general and administrative expenses amounted to $4.4 million, $4.8 million and $4.2 million in fiscal years 2018, 2017, and 2016, respectively.

Advertising

Advertising costs are charged to expense as incurred or, in the case of media production costs (such as television or print), when advertising first takes place. Advertising costs were $5.3 million, $4.2 million and $2.5 million in fiscal years 2018, 2017 and 2016, respectively, and is included in selling, general and administrative expenses.

Stock-Based Compensation

Stock-based compensation is measured at the grant date fair value and recognized as expense over the requisite service period (generally the vesting period of the award). Beginning in fiscal year 2018, forfeitures were recognized as they occur rather than estimating expected forfeitures.

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

A tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. The Company recognizes tax liabilities for uncertain tax positions and adjusts these liabilities when the Company’s judgment changes as a result of the evaluation of new information not previously available. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. The Company has no uncertain tax positions requiring accrual at February 2, 2019 and February 3, 2018.

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

The Company adopted ASU 2016-04 and ASU 2014-09 on February 4, 2018 using the modified retrospective approach. Please refer to the Revenue Recognition policy section of this Note 1 to the Consolidated Financial Statements for further information.

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

The Company adopted the new guidance on February 3, 2019 using the additional, optional transition method with cumulative adjustment to retained earnings. In addition, the Company expects to elect the package of practical expedients, which allows the Company to carry forward its prior conclusions about lease identification, lease classification and initial direct costs. The Company also intends to elect the practical expedient of combining lease and non-lease components as a single lease component as well as the short-term lease recognition exemption for all leases at and after transition.

The Company is in the process of finalizing the adoption of this new standard, which includes validation work over implementation as well as updating business processes and internal control over financial reporting. As a result of the adoption, it expects to record a right-of-use liability of between $240.0 million and $300.0 million and right-of-use asset of between $165.0 million and $225.0 million at February 3, 2019. These estimates are based upon information available and procedures completed to date and may change as the implementation is finalized. The Company does not expect that the adoption of ASC 842 will result in a material impact to the consolidated statements of operations, stockholders’ equity, or cash flows.

2.	(Loss) Earnings per Share

Basic (loss) earnings per common share amounts are calculated using the weighted-average number of common shares outstanding for the period. Diluted (loss) earnings per common share amounts are calculated using the weighted-average number of common shares outstanding for the period and include the dilutive impact of shares of restricted stock and stock options using the treasury stock method. The following table summarizes the potential dilutive impact that could occur if outstanding options to acquire common stock were exercised or if outstanding restricted stocks have fully vested, and reconciles the weighted-average common shares outstanding used in the computation of basic and diluted earnings per share.

	Fiscal Years Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
	(In thousands, except per share data)
Numerator:
Net (loss) income	$(40,941)	$15,561	$42,001

Denominator:
Weighted-average common shares outstanding-basic	34,805	36,168	38,429
Restricted stock and stock options (1)	-	132	122
Weighted-average common shares outstanding-diluted	$34,805	$36,300	$38,551
Per common share:
Basic (loss) earnings per common share	$(1.18)	$0.43	$1.09
Diluted (loss) earnings per common share	$(1.18)	$0.43	$1.09

(1)	Due to the Company being in a net loss position in fiscal year 2018, shares of restricted stock and stock options were excluded in the computation of diluted loss per share as their effect would have been anti-dilutive.

Potentially issuable shares under the Company’s stock-based compensation plan amounting to approximately 1.0 million, 0.4 million and 0.3 million shares for fiscal years 2018, 2017 and 2016, respectively, were excluded in the computation of diluted earnings per share due to their anti-dilutive effect. The Company also excluded contingently issuable performance awards totaling 0.3 million, 0.3 million and 0.2 million shares for fiscal years 2018, 2017 and 2016, respectively, from the computation of diluted earnings per share because the pre-established goals have not been satisfied.

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Detail of Certain Balance Sheet Accounts

	As of Fiscal Year Ended
	February 2,	February 3,
	2019	2018
	(in thousands)
Accounts receivable:
Income tax receivable	$10,809	$9,744
Credit card receivables	2,752	2,779
Tenant allowances	1,785	3,624
Others	963	495
	$16,309	$16,642

Property and equipment, net:
Signage and leasehold improvements	$107,050	$119,340
Furniture and fixtures	22,780	22,954
Software	15,590	13,114
Equipment	9,251	8,663
Construction in progress	2,348	8,332
Total	157,019	172,403
Less accumulated depreciation	(85,812)	(84,701)
	$71,207	$87,702

Accrued liabilities:
Gift cards	$5,642	$8,482
Accrued payroll, benefits and bonuses	4,615	5,134
Accrued sales tax	1,046	1,019
Accrued interest	30	19
	$11,333	$14,654

Landlord incentives and deferred rent:
Landlord incentives	$21,139	$25,255
Deferred rent	12,850	13,082
	$33,989	$38,337

4.	Asset Impairment Charges

In connection with the Company’s quarterly impairment review process, the Company identified events and circumstances indicating that the carrying amounts of certain boutique long-lived assets may be impaired. Accordingly, the Company recorded non-cash impairment charges of $20.1 million, $0.3 million and $0.1 million in fiscal years 2018, 2017 and 2016, respectively. These impairment charges were related to 153, 3 and 2 underperforming boutiques in fiscal years 2018, 2017 and 2016, respectively, for which the remaining, or a portion of the remaining, net book value of their respective assets are no longer expected to be recoverable. Additionally, the asset impairment charge for fiscal year 2018 included a $4.9 million write-off of boutique furniture, fixtures and supplies that are no longer intended to be used as a result of temporarily suspending new boutique openings and remodels in future periods.

5.	Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law effective on January 1, 2018. Upon enactment, the Company recognized a provisional and one-time non-cash deferred tax expense of $3.3 million due to the remeasurement of the Company’s deferred tax assets and liabilities based on the reduction of the statutory federal tax rate to 21%. This expense is included as a component of income tax expense for fiscal year 2017. During fiscal year 2018, the Company completed the analysis of the impact of the Tax Act and determined that no material adjustments was needed to the previously recorded provisional amount.

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income tax expense or (benefit) for fiscal years 2018, 2017 and 2016 is as follows:

	Fiscal Years Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
	(in thousands)
Current:
Federal	$(974)	$6,882	$27,306
State	(252)	1,314	3,712
Total	(1,226)	8,196	31,018
Deferred:
Federal	4,288	6,373	(4,526)
State	4,431	(274)	(885)
Total	8,719	6,099	(5,411)
Income tax expense	$7,493	$14,295	$25,607

The reconciliation of the statutory federal income tax rate to the effective tax rate follows:

	Fiscal Years Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Income tax (benefit) expense at statutory rate	(21.0)%	33.4%	35.0%
Valuation allowance on net deferred tax assets	51.2	-	-
State tax (benefit), net of federal (benefit) expense	(6.7)	1.9	2.8
Nondeductible expenses	0.2	0.9	0.2
Deferred tax remeasurement under the Tax Act	-	11.0	-
Other	(1.3)	0.7	(0.1)
Effective tax rate	22.4%	47.9%	37.9%

Deferred tax assets and liabilities are recorded due to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences as measured by enacted tax rates, which will be in effect when these temporary differences reverse. These differences consist of the following as of the dates indicated:

	As of Fiscal Year Ended
	February 2,	February 3,
	2019	2018
	(in thousands)
Deferred tax assets:
Landlord incentives and deferred rents	8,113	8,969
Net operating losses	$7,686	672
Inventories	2,143	2,380
Accrued liabilities	1,690	2,708
Stock-based compensation	1,244	1,477
Other	26	34
Deferred tax assets before valuation allowance	20,902	16,240
Valuation allowance	(17,117)	-
	3,785	16,240

Deferred tax liabilities:
Property and equipment	(3,785)	(6,827)
	(3,785)	(6,827)

Net deferred tax assets	$-	$9,413

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Carryforwards

The federal net operating loss carryforward which totaled $5.2 million as of February 2, 2019 has no expiration date under the Tax Act while the state net operating loss carryforward which totaled $2.5 million as of February 2, 2019 will expire in various tax years through fiscal year 2039.

Valuation Allowance

The Company performs an assessment of whether a valuation allowance is necessary against its deferred tax asset at each balance sheet date. Based on available positive and negative evidence, including past operating results, estimates of future income, future reversals of existing taxable temporary differences and tax planning strategies, the Company determined that it is more-likely-than-not that it will not realize its deferred tax assets in future periods and therefore, a full valuation allowance was established at February 2, 2019. Accordingly, the Company recorded a valuation allowance of $17.1 million on its net deferred tax asset in fiscal year 2018.

The Company, in subsequent periods, will continue to weigh all available positive and negative evidence when it assesses the necessity of a valuation allowance at each balance sheet date. If the Company recognizes earnings in future periods, the availability of deferred tax assets may result in additional value to the shareholders. In such event, the Company may reverse the valuation allowance, which would result in an increase in reported income in the relevant period. Any such subsequent reversal of the valuation allowance would not impact the Company’s cash or cash equivalents until such time as the deferred tax asset is realized.

Fiscal Years Subject to Examination

The Company’s tax years are subject to examination by federal authorities from 2015 forward and by state taxing authorities from 2014 forward.

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

Asset Based Revolving Credit Agreement

On May 25, 2018, Francesca’s Holdings Corporation (the “Holdings”), as a guarantor, certain of its subsidiaries, as borrowers (the “Borrowers”), and certain of its subsidiaries as guarantors (together with Holdings and the Borrowers, the “Loan Parties”), entered into an asset based revolving credit agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. The Credit Agreement provides for revolving commitments of $50.0 million (including up to $10.0 million for letters of credit) and matures on May 25, 2023. Availability under the Credit Agreement is subject to a customary borrowing base comprised of: (a) a specified percentage of the Borrower’s credit card accounts (as defined in the Credit Agreement); and (b) a specified percentage of the Borrower’s eligible inventory (as defined in the Credit Agreement), and reduced by (c) certain customary reserves and adjustments (as defined in the Credit Agreement). The Credit Agreement also contains an increase option permitting the Borrowers, subject to certain requirements, to arrange with lenders for additional revolving commitments for up to an aggregate of $25.0 million. At February 2, 2019, the Company had $10.0 million of borrowings outstanding and $12.3 million of borrowing base availability under the Credit Agreement. Additionally, there were no letters of credit outstanding as of February 2, 2019.

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All obligations of each Loan Party under the Credit Agreement are unconditionally guaranteed by the Company and each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries, including the Borrowers. All obligations under the Credit Agreement, and the guarantees of those obligations (as well as banking services obligations and any interest rate hedging or other swap agreements), are secured by substantially all of the assets of the Company and each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries. Additionally, the Credit Agreement contains customary events of default and requires the Loan Parties to comply with certain financial covenants, including a restriction prohibiting the Loan Parties from declaring or making dividend payments, except that Holdings may do so subject to the satisfaction of the Payment Conditions (as defined in the Credit Agreement). The Credit Agreement also requires that the auditor’s report on the Company’s financial statements for the previous fiscal year does not contain a “going concern” or like qualification or exception and also requires the Loan Parties to maintain a minimum ratio of (i) EBITDAR (as defined in the Credit Agreement) minus unfinanced capital expenditures (as defined in the Credit Agreement), to (ii) fixed charges of 1.00 to 1.00 during periods when availability (as defined in the Credit Agreement) is less than $6.0 million (or has recently been less than $6.0 million as further specified in the Credit Agreement) (such ratio, the “Fixed Charge Coverage Ratio”). As of February 2, 2019, our borrowing availability was more than $6.0 million, resulting in the elimination of the Fixed Charge Coverage Ratio requirement.

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

In connection with the Credit Agreement, the Company incurred $0.5 million of debt issuance costs during the fiscal year ended February 2, 2019, which is being amortized over the term of the facility.

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

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 29, 2017
	(in thousands, except per data)
Number of shares repurchased	659	1,861	3,804
Total cost of shares repurchased	3,522	$20,008	$53,175
Average price (including brokers' commission)	$5.34	$10.75	$13.98

At February 2, 2019, there was $40.2 million remaining balance available for future purchases.

8.	Stock-Based Compensation

Stock-based compensation expense, which is included in selling, general and administrative expenses, consisted of the following.

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
	(in thousands)
Stock options	$293	$700	$(809)
Restricted stocks	1,042	1,730	1,825
	$1,335	$2,430	$1,016

56

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2019, Mr. Steve Lawrence resigned from his positions as President and Chief Executive Officer and as a member of the Company’s Board of Directors, effective February 1, 2019. In May 2016, Mr. Michael Barnes resigned from his positions as Chairman, President and Chief Executive Officer of the Company. As a result of these resignations, all of the then-outstanding and unvested stock-based awards previously awarded to each of them were forfeited. Previously accrued stock-based compensation totaling $0.8 million and $2.6 million were reversed during the fourth quarter of fiscal year 2018 and the second quarter of fiscal year 2016, respectively, in connection with such forfeiture.

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

2015 Stock Incentive Plan

On June 9, 2015, the 2015 Equity Incentive Plan (the “2015 Plan”) was approved by the stockholders and became immediately effective. Under the 2015 Plan, awards may be in the form of nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units, performance stock and other stock-based awards which can be granted to any officers, directors, employees and consultants of the Company. A total of 2.6 million shares of common stock are authorized for issuance under the 2015 Plan which may be increased by the number of awards cancelled, forfeited, expired, or for any reason terminated under the 2011 Plan after June 9, 2015. Awards granted under the 2015 Plan generally vest over three to five years and options and stock appreciation rights have a ten-year contractual life. As of February 2, 2019, there were approximately 1.5 million shares remaining that can be subject to new awards granted under the 2015 Plan.

Restricted Stock

The following table summarizes restricted stock activity during fiscal year 2018.

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
	(in thousands)	(Per share data)
Non-vested restricted stocks as of February 3, 2018	512	$13.06
Granted	1,032	$4.97
Vested	(119)	$13.17
Forfeited	(630)	$9.90
Non-vested restricted stocks as of February 2, 2019	795	$6.35

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal year 2018 and 2017, the Company granted approximately 0.9 million and 0.3 million shares of restricted stock to certain executives and key employees. For the fiscal year 2018 award, 50% of the total shares awarded were in the form of performance-based restricted shares (“PSA”) while the remaining 50% were in the form of time-based restricted shares (“RSA”). For the fiscal year 2017 award, 65% of the award were in the form of PSAs while the remaining 35% were in the form of RSAs. The number of PSAs that may ultimately vest will equal 0% to 150% of the target shares subject to the achievement of pre-established performance goals during the applicable performance period and the employees’ continued employment through the third year anniversary of the date.

At the end of each reporting period, the Company assessed the probability of achieving the pre-established performance conditions related to the PSAs. As a result of this assessment, the Company recognized a reversal of previously accrued expenses totaling $0.9 million, $1.2 million, $0 in fiscal years 2018, 2017 and 2016, respectively.

During fiscal years 2018, 2017 and 2016, restricted stocks were granted at a fair value of $4.97, $14.43 and $16.44, respectively. The total fair value of restricted stock that vested were $0.7 million, $1.4 million, and $0.3, during fiscal years 2018, 2017, and 2016, respectively. As of February 2, 2019, there was approximately $2.4 million of total unrecognized compensation cost related to non-vested stock awards that is expected to be recognized over a weighted-average period of 2 years.

Stock Options

The following table summarizes stock option activity during fiscal year 2018. The intrinsic value of the stock options was calculated based the closing price of the Company’s common stock on the last trading day closest to February 2, 2019.

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise Price	Life	Intrinsic Value
	(in thousands)	(Per share data)	(in Years)	(In thousands)
Stock options outstanding as of February 3, 2018	431	$17.70
Expired	139	24.87
Stock options outstanding as of February 2, 2019	292	14.24	5	–
Stock options exercisable as of February 2, 2019	252	14.06	4	–

No stock options were awarded during fiscal years 2018 and 2017. In fiscal year 2016, stock options were granted at a weighted-average grant date fair value of $8.44.

No stock options were exercised in fiscal year 2018. In fiscal years 2017 and 2016, the intrinsic value of stock options at the date of exercise amounted to less than $0.1 million and $0.4 million, respectively.

The fair value of stock options was estimated using Black Scholes option pricing model, in the case of time-based awards, or Monte Carlo simulation, in the case of market-based awards, which considers the following significant assumptions in determining the fair value. Changes in any of these assumptions can materially affect the measurement of the estimated fair value of stock options.

	Fiscal Year
	2018	2017	2016
Expected volatility (1)	–	–	54.2%
Expected term (in years) (2)	–	–	5.5
Risk-free interest rate (3)	–	–	1.2%
Expected dividend yield (4)	–	–	–

(1)	Expected volatility was estimated using the historical volatility of the Company’s own common stock.
(2)	Due to lack of sufficient historical data, the expected term was determined using the “simplified method” as allowed by SEC SAB Topic 14D2.
(3)	The risk-free interest rate was determined based on the rate of treasury instruments with maturities similar to those of the expected term of the award being valued.
(4)	The expected dividend yield was based on the Company’s expectations of not paying dividends on its common stock for the foreseeable future.

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 2, 2019, there was approximately $0.2 million of total unrecognized compensation cost related to stock option awards that is expected to be recognized over a weighted-average period of 1 year.

9.	Employee Benefits

The Company has adopted Francesca’s Collections, Inc. 401(k) Retirement Plan (the “401(k) Plan”) under which full-time and part-time employees who are at least 21 years of age and have completed six consecutive months of employment are eligible to participate. Employees may elect to contribute a certain percentage of their earnings subject to limitations provided for by the law. The Company makes matching contributions of up to a maximum of 4% of the employees’ salary. The Company may also make discretionary profit sharing contributions to the 401(k) Plan. No profit sharing contributions were made in fiscal years 2018, 2017 and 2016. The Company’s matching contributions were $0.9 million, $0.7 million and $0.6 million in fiscal years 2018, 2017 and 2016, respectively.

10.	Commitments and Contingencies

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

Minimum future rental payments under non-cancellable operating leases as of February 2, 2019 are approximately as follows:

Fiscal Year	Amount
(in thousands)
2019	$48,644
2020	43,356
2021	36,785
2022	30,983
2023	26,084
Thereafter	59,039
$244,891

During fiscal years 2018, 2017 and 2016, rent expense totaled $45.4 million, $42.2 million and $38.7 million, respectively.

Legal Proceedings

On January 27, 2017, a purported collective action lawsuit entitled Meghan Magee, et al. v. Francesca’s Holdings Corp., et al. was filed in the United States District Court for the District of New Jersey, Camden Vicinage against the Company for alleged violations of federal and state wage and hour laws. After substitution of a named plaintiff, the lawsuit is now captioned, Danielle Prulello, et al. v. Francesca’s Holding Corp., et al. On November 6, 2018, the court conditionally certified the collective action. The case is now at the opt-in stage. The Company believes that the allegations contained in the lawsuit are without merit and intends to vigorously defend itself against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, the Company has not recorded an accrual for any possible loss.

The Company, from time to time, is subject to various claims and legal proceedings arising in the ordinary course of business. While the outcome of any such claim cannot be predicted with certainty, in the opinion of management, the outcome of these matters will not have a material adverse effect on the Company’s business, results of operations or financial condition.

FRANCESCA’S HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Segment Reporting

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

12.	Subsequent Events

In February 2019, the Company executed a workforce reduction at both corporate office and field management as part of its expense reduction initiative. The Company’s Senior Vice President and Chief Merchandising Officer (“CMO”) departed the Company during the same month. As a result of the workforce reduction and the departure of the Company’s CMO, in February, 2019, the Company accrued a total of $1.0 million of severance benefits to be paid to these employees.

In April 2019, the Company also awarded retention bonuses to certain employees totaling $2.0 million. This retention bonus will be paid on the first anniversary of the award date subject to the continuous employment of the employee through the payment date.

13.	Quarterly Financial Data (Unaudited)

	Fiscal Year 2018
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$119,310	95,375	113,025	100,405
Gross profit	46,881	33,645	44,107	38,363
Asset impairment charges	5,555	14,419	121	27
(Loss) income from operations	(6,755)	(23,060)	830	(4,520)
Net (loss) income	(21,287)	(16,223)	454	(3,885)
Basic (loss) earnings per common share	(0.61)	(0.47)	0.01	(0.11)
Diluted (loss) earnings per common share	(0.61)	(0.47)	0.01	(0.11)

	Fiscal Year 2017
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$138,491	105,791	119,707	107,689
Gross profit	60,825	41,860	55,395	48,683
Asset impairment charges	158	-	100	-
Income from operations	10,362	455	11,839	7,306
Net income	3,726	239	7.263	4,333
Basic earnings per common share	0.10	0.01	0.20	0.12
Diluted earnings per common share	0.10	0.01	0.20	0.12

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our Interim Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of February 2, 2019, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and the information required to be disclosed by us is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 2, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control - Integrated Framework (“2013 Framework”). Based on such assessment, management concluded that, as of February 2, 2019, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of February 2, 2019, as stated in their report, which follows.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Francesca’s Holdings Corporation

Opinion on Internal Control over Financial Reporting

We have audited Francesca’s Holdings Corporation’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Francesca’s Holdings Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 2, 2019 and February 3, 2018, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 2, 2019, and the related notes and our report dated May 3, 2019 expressed an unqualified opinion thereon.

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

May 3, 2019

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE

The information required by this Item is incorporated herein by reference from our Definitive Proxy Statement for the 2019 Annual Meeting and which will be filed with the SEC within 120 days after the end of the fiscal year ended February 2, 2019.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Definitive Proxy Statement for the 2019 Annual Meeting and which will be filed with the SEC within 120 days after the end of the fiscal year ended February 2, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Definitive Proxy Statement for the 2019 Annual Meeting and which will be filed with the SEC within 120 days after the end of the fiscal year ended February 2, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Definitive Proxy Statement for the 2019 Annual Meeting and which will be filed with the SEC within 120 days after the end of the fiscal year ended February 2, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Definitive Proxy Statement for the 2019 Annual Meeting and which will be filed with the SEC within 120 days after the end of the fiscal year ended February 2, 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of February 2, 2019 and February 3, 2018
Consolidated Statements of Operations for the Fiscal Years Ended February 2, 2019, February 3, 2018 and January 28, 2017
Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal years Ended February 2, 2019, February 3, 2018 and January 28, 2017
Consolidated Statements of Cash Flows for the Fiscal Years Ended February 2, 2019, February 3, 2018 and January 28, 2017
Notes to Consolidated Financial Statements

2.	Financial Statements Schedules

All schedules are omitted because they are not applicable or because the required information is either not material or is included in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.3 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011)

3.2	Amended and Restated Bylaws of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on September 20, 2016)

4.1	Form of Specimen Common Stock of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 13, 2011).

4.2	Description of Francesca’s Holdings Corporation’s Common Stock (filed herewith)

10.1	Credit Agreement, dated as of May 25, 2018, among Francesca’s Holdings Corporation, its Subsidiaries party thereto as loan parties, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on May 30, 2018).

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.3 +	Francesca’s Holdings Corporation 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.4 +	Nonqualified Stock Option Agreement for Richard J. Emmett, dated as of March 31, 2010 (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.5 +	Francesca’s Holdings Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.6 +	Francesca’s Holdings Corporation 2011 Equity Incentive Plan - Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.14 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.7 +	Francesca’s Holdings Corporation 2011 Equity Incentive Plan - Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.15 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.8	Commercial Park Lease, dated as of December 27, 2011 between Francesca’s Collections, Inc. and Weingarten / Lufkin, Inc. (incorporated by reference to Exhibit 10.32 of the Registration Statement on Form S-1 (File No. 333-179069) filed by Francesca’s Holdings Corporation on January 18, 2012).

10.9 +	Form of Performance Restricted Stock Award Agreement under the Francesca’s Holdings Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by Francesca’s Holdings Corporation on June 11, 2014).

10.10 +	Francesca’s Holdings Corporation 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on June 9, 2015).

Exhibit No.	Description

10.11 +	Form of Non-qualified Stock Option Agreement under the Francesca’s Holdings Corporation 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the period ended August 1, 2015 filed by Francesca’s Holdings Corporation on September 9, 2015).

10.12 +	Form of Restricted Stock Award Agreement under the Francesca’s Holdings Corporation 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the period ended August 1, 2015 filed by Francesca’s Holdings Corporation on September 9, 2015).

10.13 +	Employment Letter Agreement, dated March 23, 2016, between Francesca’s Collections, Inc., Francesca’s Services Corporation, Francesca’s Holdings Corporation and Kelly M. Dilts (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Francesca’s Holdings Corporation on March 25, 2016)

10.14 +	Form of Performance Stock Award Agreement under the Francesca’s Holdings Corporation 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the period ended April 30, 2016 filed by Francesca’s Holdings Corporation on June 9, 2016)

10.15 +	Form of Restricted Stock Award Agreement under the Francesca’s Holdings Corporation 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K filed by Francesca’s Holdings Corporation on March 22, 2017)

10.16 +	Francesca’s Holdings Corporation Executive Bonus Plan (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10Q for the period ended August 4, 2018 file by Francesca’s Holdings Corporation on September 12, 2018)

10.17 +	Retention Agreement, dated as of April 1, 2019, by and between Francesca’s Services Corporation and Kelly Dilts (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Francesca’s Holdings Corporation on April 3, 2019)

21.1	Subsidiaries of Francesca’s Holdings Corporation (filed herewith)

23.1	Consent of Ernst & Young, independent registered public accountants (filed herewith)

31.1	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Interim Chief Executive Officer (filed herewith)

31.2	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)

32.1	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer (furnished herewith)

101	The following financial information from Francesca’s Holdings Corporation’s Annual Report on Form 10-K for the year ended February 2, 2019, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

  + Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of May, 2019.

FRANCESCA’S HOLDINGS CORPORATION

By:	/s/ Michael Prendergast
Name: Michael Prendergast
Title: Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Michael Prendergast	Interim Chief Executive Officer	May 3, 2019
Michael Prendergast	(Principal Executive Officer)

/s/ Kelly Dilts	Chief Financial Officer	May 3, 2019
Kelly Dilts	(Principal Financial and Accounting Officer)

/s/ Patricia A. Bender	Director	May 3, 2019
Patricia A. Bender

/s/ Philip F. Bleser	Director	May 3, 2019
Philip F. Bleser

/s/ Richard Emmett	Director	May 3, 2019
Richard Emmett

/s/ Richard Kunes	Chairman, Director	May 3, 2019
Richard Kunes

/s/ Joseph O’Leary	Director	May 3, 2019
Joseph O’Leary

/s/ Martyn Redgrave	Director	May 3, 2019
Martyn Redgrave

/s/ Marie Toulantis	Director	May 3, 2019
Marie Toulantis