Form 10-Q
period 2019-05-04
Francesca's Holdings CORP
filed 2019-06-13
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 4, 2019

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

The registrant had 35,401,640 shares (excluding 11,079,448 shares of treasury stock) of its common stock outstanding as of June 5, 2019.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Francesca’s Holdings Corporation

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	May 4, 2019	February 2, 2019	May 5, 2018
ASSETS
Current assets:
Cash and cash equivalents	$17,462	$20,103	$21,833
Accounts receivable	7,581	16,309	20,488
Inventories	32,201	30,478	32,728
Prepaid expenses and other current assets	11,137	10,357	10,326
Total current assets	68,381	77,247	85,375
Operating lease right-of-use assets, net	230,881	-	-
Property and equipment, net	66,881	71,207	89,321
Deferred income taxes, net	-	-	7,726
Other assets, net	4,201	4,588	4,222

TOTAL ASSETS	$370,344	$153,042	$186,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,428	$24,330	$24,827
Accrued liabilities	13,290	11,333	14,634
Operating lease liabilities	50,097	-	-
Total current liabilities	83,815	35,663	39,461
Operating lease liabilities	215,335	-	-
Landlord incentives and deferred rent	-	33,989	37,616
Long-term debt	10,000	10,000	-
Other liabilities	49	-	-
Total liabilities	309,199	79,652	77,077

Commitments and contingencies

Stockholders’ equity:
Common stock - $0.01 par value, 80.0 million shares authorized; 46.6 million, 46.7 million and 47.1 million shares issued at May 4, 2019, February 2, 2019 and May 5, 2018, respectively.	466	467	471
Additional paid-in capital	112,423	112,693	111,823
Retained earnings	108,277	120,251	157,294
Treasury stock, at cost - 11.1 million shares at each of May 4, 2019, February 2, 2019 and May 5, 2018.	(160,021)	(160,021)	(160,021)
Total stockholders’ equity	61,145	73,390	109,567

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$370,344	$153,042	$186,644

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Net sales	$87,125	$100,405
Cost of goods sold and occupancy costs	56,798	62,042
Gross profit	30,327	38,363
Selling, general and administrative expenses	39,994	42,883
Loss from operations	(9,667)	(4,520)
Interest expense	173	117
Other income	113	150
Loss before income tax expense (benefit)	(9,727)	(4,487)
Income tax expense (benefit)	422	(602)
Net loss	$(10,149)	$(3,885)

Basic loss per common share	$(0.29)	$(0.11)
Diluted loss per common share	$(0.29)	$(0.11)

Weighted average shares outstanding:
Basic shares	34,809	34,836
Diluted shares	34,809	34,836

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional		Treasury	Total
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings	Stock, at cost	Stockholders' Equity
Balance, February 2, 2019	35,605	$467	$112,693	$120,251	$(160,021)	$73,390
Cumulative effect adjustment on adoption of new accounting standard				(1,825)		(1,825)
Net loss				(10,149)		(10,149)
Stock-based compensation			(271)			(271)
Restricted stocks forfeited	(114)	(1)	1			-
Balance, May 4, 2019	35,491	466	112,423	108,277	(160,021)	61,145

Balance, February 3, 2018	35,875	$463	$111,439	$159,045	$(156,499)	$114,448
Cumulative effect adjustment on adoption of new accounting standards, net of tax	-	-	-	2,134	-	2,134
Net loss	-	-	-	(3,885)	-	(3,885)
Stock-based compensation	-	-	418	-	-	418
Restricted stocks issued, net of forfeitures	856	8	(8)	-	-	-
Shares withheld related to net settlement of equity awards	(5)	-	(26)	-	-	(26)
Repurchases of common stock	(659)	-	-	-	(3,522)	(3,522)
Balance, May 5, 2018	36,067	$471	$111,823	$157,294	$(160,021)	$109,567

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Cash Flows Provided by Operating Activities:
Net loss	$(10,149)	$(3,885)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,785	5,912
Stock-based compensation expense	(222)	418
Loss on sale of assets	102	61
Deferred income taxes	-	980
Impairment charges	-	27
Changes in operating assets and liabilities:
Accounts receivable	8,728	(3,846)
Inventories	(1,723)	(5,912)
Prepaid expenses and other assets	(818)	(1,276)
Accounts payable	(2,423)	8,721
Accrued liabilities	1,957	2,728
Operating lease right-of-use assets and lease liabilities, net	(1,262)	-
Landlord incentives and deferred rent	-	(721)
Net cash (used in) provided by operating activities	(25)	3,207

Cash Flows Used in Investing Activities:
Purchases of property and equipment	(2,616)	(8,725)
Net cash used in investing activities	(2,616)	(8,725)

Cash Flows Used in Financing Activities:
Proceeds from borrowings under the revolving credit facility	5,000	-
Repayment of borrowings under the revolving credit facility	(5,000)	-
Repurchases of common stock	-	(3,980)
Net cash used in financing activities	-	(3,980)

Net decrease in cash and cash equivalents	(2,641)	(9,498)
Cash and cash equivalents, beginning of year	20,103	31,331
Cash and cash equivalents, end of period	$17,462	$21,833

Supplemental Disclosures of Cash Flow Information:
Cash (received) paid for income taxes	$(8,669)	$24
Interest paid	$111	$47

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Francesca’s Holdings Corporation is a holding company incorporated in 2007 under the laws of the State of Delaware whose business operations are conducted through its subsidiaries.  Unless the context otherwise requires, the “Company,” refers to Francesca’s Holdings Corporation and its consolidated subsidiaries. The Company operates a nationwide-chain of boutiques providing its customers with a unique, fun and personalized shopping experience. The merchandise assortment the Company offers is a diverse and balanced mix of apparel, jewelry, accessories and gifts at attractive values. The Company aims to offer a differentiated shopping experience and quality, on-trend merchandise at a compelling value, across a wide variety of geographic markets and shopping venues. At May 4, 2019, the Company operated 722 boutiques, which are located in 47 states throughout the United States and the District of Columbia, and also served its customers though www.francescas.com, its ecommerce website.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations, changes in equity, and cash flows at the dates and for the periods presented. The financial information as of February 2, 2019 was derived from the Company’s audited consolidated financial statements and notes thereto as of and for the fiscal year ended February 2, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on May 3, 2019.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the fiscal year ended February 2, 2019 included in the Company’s Annual Report on Form 10-K.

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

Fiscal Year

The Company maintains its accounts on a 52- or 53-week year ending on the Saturday closest to January 31st. Fiscal years 2019 and 2018 each include 52 weeks of operations. The fiscal quarters ended May 4, 2019 and May 5, 2018 refer to the thirteen week periods ended as of those dates.

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

Leases

Adoption of Accounting Standards Codification 842

On February 3, 2019, the Company adopted the provisions of Accounting Standards Codification (“ASC”) 842, “Leases”, using the additional, optional transition method which allows entities to initially apply the new standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings at the date of adoption. Prior period amounts and disclosures were not adjusted and continue to be reported under ASC 840, “Leases.”

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

In applying the new standard, the Company elected the package of practical expedients which allows the Company to carry forward its prior conclusions under ASC 840 about lease identification, lease classification, and initial direct costs. The Company also elected the practical expedient of combining lease and non-lease components as a single lease component as well as the short-term lease recognition exemption for all leases at transition.

As a result of the adoption, the Company recorded an operating lease liability of $278.9 million and operating lease right-of-use (“ROU”) asset of $242.9 million at February 3, 2019. Additionally, the Company recognized a $1.8 million cumulative-effect adjustment to the beginning balance of retained earnings related to the impairment of certain operating lease ROU assets subjected to impairment testing under existing accounting guidance for which indicators of impairment existed at the time of the adoption of ASC 842. The adoption of ASC 842 did not have a material impact to the unaudited consolidated statements of operations or cash flows.

Accounting Policy Under ASC 842

The Company leases boutiques, its distribution center and office space and certain boutique and corporate office equipment under operating leases. The Company determines if an arrangement contains a lease at inception and recognizes operating lease ROU assets and operating lease liabilities at commencement date based on the present value of the fixed lease payments over the lease term and, for operating lease ROU assets, include initial direct costs and exclude lease incentives. Variable lease payments are expensed as incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will elect that option. Subsequent to the recognition of its operating lease ROU assets and operating lease liabilities, the Company recognizes lease expense related to its operating lease payments on a straight-line basis over the lease term.

Operating lease liabilities are calculated using the effective interest method and recognized at the commencement date based on the present value of lease payments over the reasonably certain lease term. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilized a collateralized incremental borrowing rate determined through the development of a synthetic credit rating to calculate the present value of its lease payments.

The Company accounts for lease and non-lease components as a single component. Accordingly, the Company’s fixed lease payments mainly consists of base rent, common area maintenance and landlord advertising. Additionally, the Company also elected the short-term lease recognition exemption for all leases.

Impairment of Long-Lived Assets, Including Operating Lease ROU Assets

The Company evaluates long-lived assets held for use, including operating lease ROU assets, and held for sale whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at a boutique level. In determining whether an impairment has occurred, the Company considers both qualitative and quantitative factors.

The quantitative analysis involves estimating the undiscounted future cash flows directly related to that asset and comparing it against its carrying value. If the carrying value of the asset is greater than the sum of the undiscounted future cash flows, an impairment loss is recognized for the difference between the carrying value of the asset and its fair value. The fair value of the asset group is generally determined using discounted future cash flows or a market participant’s ability to generate economic benefits using the asset in its highest and best use, whichever is appropriate. The determination of fair value takes into account the asset’s historical performance, current sales trends, market conditions and other relevant factors deemed material, and discounted using a rate commensurate with the risk. The inputs used in the determination of the fair value are considered as Level 3 inputs in the fair value hierarchy, which require a significant degree of judgment and are based on the Company’s own assumptions.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” The new guidance, among other things, requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (ii) a ROU asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Since the original issuance of ASU 2016-02, the FASB has issued several amendments and updates to this guidance (collectively, “ASC 842, Leases”). This new guidance was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASC 842, Leases, on February 3, 2019 using the optional transition method. Please refer to “Leases” above in this Note 1 and below in Note 8 to the Unaudited Consolidated Financial Statements.

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

2.	Revenues

The Company disaggregates net sales into the following major merchandise departments.

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
	(in thousands)
Apparel	$41,824	$49,534
Jewelry	23,878	23,858
Accessories	13,640	15,484
Gifts	7,843	11,105
Others (1)	(60)	424
	$87,125	$100,405

(1)	Includes gift card breakage income, shipping revenue and change in return reserve.

Contract liability

The Company recognizes a contract liability related to its gift cards. The Company accounts for the sale of gift cards as a liability at the time a gift card is sold. The liability is relieved and revenue is recognized upon redemption of the gift card. The Company’s gift cards do not have an expiration date. Income from gift card breakage is estimated based on historical redemption patterns and recognized over the historical redemption period. Unredeemed gift cards at the end of the prior fiscal year recognized in revenues during the thirteen weeks ended May 4, 2019 and May 5, 2018 totaled $1.8 million and $1.9 million, respectively.

3.	Loss Per Share

Loss per common share amounts are calculated using the weighted-average number of common shares outstanding for the period. Diluted loss per common share amounts are calculated using the weighted-average number of common shares outstanding for the period and include the dilutive impact of restricted stock and stock option grants using the treasury stock method. The following table summarizes the potential dilution that could occur if stock options to acquire common stock were exercised or if the restricted stock grants were fully vested and reconciles the weighted-average common shares outstanding used in the computation of basic and diluted loss per share.

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
	(in thousands, except per share data)
Numerator:
Net loss	$(10,149)	$(3,885)
Denominator:
Weighted-average common shares outstanding - basic	34,809	34,836
Restricted stocks and stock options	-	-
Weighted-average common shares outstanding - diluted	34,809	34,836

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
	(in thousands, except per share data)
Per common share:
Basic loss per common share	$(0.29)	$(0.11)
Diluted loss per common share	$(0.29)	$(0.11)

Potentially issuable shares under the Company’s stock-based compensation plans which amounted to 1.1 million and 0.8 million shares in the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively, were excluded in the computation of diluted loss per shares due to the Company being in a net loss position for those periods. The Company also excluded contingently issuable performance-based awards totaling 1.7 million and 0.7 million in the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively, from the computation of diluted earnings per share because the pre-established goals had not been satisfied as of the end of each period.

4.	Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount reflected in the consolidated balance sheets of financial assets and liabilities, which includes cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated their fair values due to the short term nature of these financial assets and liabilities. The carrying amount of the Company’s debt approximates its fair value due to the proximity of the debt issue date and the balance sheet date and the variable component of interest on debt.

5.	Income Taxes

The provision for income tax expense (benefit) is based on the Company’s current estimate of the annual effective tax rate. The effective income tax expense (benefit) rates for the thirteen weeks ended May 4, 2019 and May 5, 2018 were 4.3% and (13.4)%, respectively. The change in the effective tax rate in the thirteen weeks ended May 4, 2019 versus the comparable prior year period was due to a $2.1 million of additional deferred tax asset valuation allowance recorded during the quarter. As of May 4, 2019, the Company has established a full valuation allowance on its net deferred tax assets.

As of May 4, 2019 and May 5, 2018, the Company had $1.5 million and $11.4 million of income tax receivable, respectively.

6.	Revolving Credit Facility

On May 25, 2018, Francesca’s Holdings Corporation (the “Holdings”), as a guarantor, certain of its subsidiaries, as borrowers (the “Borrowers”), and certain of its subsidiaries as guarantors (together with Holdings and the Borrowers, the “Loan Parties”), entered into an asset based revolving credit agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. The Credit Agreement provides for revolving commitments of $50.0 million (including up to $10.0 million for letters of credit) and matures on May 25, 2023. Availability under the Credit Agreement is subject to a customary borrowing base comprised of: (a) a specified percentage of the Borrower’s credit card accounts (as defined in the Credit Agreement); and (b) a specified percentage of the Borrower’s eligible inventory (as defined in the Credit Agreement), and reduced by (c) certain customary reserves and adjustments (as defined in the Credit Agreement). The Credit Agreement also contains an option to increase, permitting the Borrowers, subject to certain requirements, to arrange with lenders for additional revolving commitments for up to an aggregate of $25.0 million. At May 4, 2019, the Company had $10.0 million of borrowings outstanding and $15.2 million of borrowing base availability under the Credit Agreement. Of the total borrowing base availability as of May 4, 2019, $9.2 million is available to be drawn without consideration of the Fixed Charge Coverage Ratio requirement (as defined below). Additionally, there were no letters of credit outstanding as of May 4, 2019.

All obligations of each Loan Party under the Credit Agreement are unconditionally guaranteed by the Company and each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries, including the Borrowers. All obligations under the Credit Agreement, and the guarantees of those obligations (as well as banking services obligations and any interest rate hedging or other swap agreements), are secured by substantially all of the assets of the Company and each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries. Additionally, the Credit Agreement contains customary events of default and requires the Loan Parties to comply with certain financial covenants, including a restriction prohibiting the Loan Parties from declaring or making dividend payments, subject to certain exceptions. In addition, Holdings may declare or make dividend payments, subject to the satisfaction of the Payment Conditions (as defined in the Credit Agreement). The Credit Agreement also requires that the auditor’s report on the Company’s audited financial statements for the previous fiscal year does not contain a “going concern” or like qualification or exception and also requires the Loan Parties to maintain a minimum ratio of (i) EBITDAR (as defined in the Credit Agreement) minus unfinanced capital expenditures (as defined in the Credit Agreement), to (ii) fixed charges of 1.00 to 1.00 during periods when availability (as defined in the Credit Agreement) is less than $6.0 million (or has recently been less than $6.0 million as further specified in the Credit Agreement) (such ratio, the “Fixed Charge Coverage Ratio”). As of May 4, 2019, our borrowing availability was more than $6.0 million, resulting in the elimination of the Fixed Charge Coverage Ratio requirement.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

7.	Stock-based Compensation

Stock-based compensation cost is measured at the grant date fair value and is recognized as an expense on a straight-line basis over the employee’s requisite service period. The Company recognized a $0.2 million net reversal of previously accrued stock-based compensation during the thirteen weeks ended May 4, 2019 and $0.4 million of stock-based compensation expense during the thirteen weeks ended May 5, 2018.

Management Awards

In April 2019, the Company granted 2.7 million of restricted stock units (“RSU”), and, in March 2018, granted 0.9 million of restricted stock awards (“RSA”) to certain executives and key employees.  Of the total award in each period, 50% of the total units or shares awarded were in the form of performance-based (“PSU” or “PSA”) while the remaining 50% were in the form of time-based restricted shares. The number of performance-based awards that may ultimately vest will equal 0% to 150% of the target shares awarded subject to the achievement of pre-established performance goals and the employee’s continued employment through the third anniversary of the grant date. The RSUs and RSAs vest in one installment on the third anniversary of the award date.

At the end of each reporting period, the Company assessed the probability of achieving the pre-established performance conditions related to the performance-based awards and adjusted stock-based compensation expense based on the results of such assessment.

8.	Leases

The Company leases boutiques, its distribution center and office space, and certain boutique and corporate office equipment under operating leases expiring in various years through the fiscal year ending 2029. Certain of the leases provide that the Company may cancel the lease, with penalties as defined in the lease, if the Company’s boutique sales at that location fall below an established level. Certain leases provide for additional rent payments to be made when sales exceed a base amount. Certain operating leases provide for renewal options for periods from three to five years at the market rate at the time of renewal. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. See above under “Leases” in Note 1 for additional information regarding the Company’s adoption of ASC 842, Leases on February 3, 2019 and the impact of such adoption.

The following table presents information regarding the Company’s leases for the period presented.

Thirteen Weeks Ended
May 4, 2019
(in thousands)
Components of operating lease costs
Operating lease costs	$15,149
Variable lease cost	224
$15,373

Supplemental cash flow information related to operating leases
Cash paid for operating leases included in the measurement of lease liabilities	$16,056

Lease term and discount rate
Weighted-average remaining lease term – operating leases	6 years
Weighted-average discount rate – operating leases	5.6%

Maturities of lease liabilities
Remainder of 2019	$47,973
2020	57,880
2021	49,187
2022	41,842
2023	35,776
Thereafter	82,820
Total lease payments	315,478
Less: Interest	50,046
Present value of lease liabilities	$265,432

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

As of May 4, 2019, the minimum rental commitments for additional operating lease contracts that have not yet commenced was $3.6 million. These operating leases will commence in fiscal year 2019 with lease terms of 5 to 10 years.

9.	Contingencies

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. These risks and uncertainties include, but are not limited to, the following: the risk that our exploration of strategic or financial alternatives may not result in any transaction or alternative that enhances value, the risk that we may not be able to successfully integrate our Interim Chief Executive Officer and attract and integrate a new Chief Executive Officer; the risk that we cannot anticipate, identify and respond quickly to changing fashion trends and customer preferences or changes in consumer environment, including changing expectations of service and experience in boutiques and online, and evolve our business model; our ability to attract a sufficient number of customers to our boutiques or sell sufficient quantities of our merchandise through our ecommerce website; our ability to successfully open, close, refresh, and operate new boutiques each year; our ability to efficiently source and distribute additional merchandise quantities necessary to support our growth; risks related to our ability to comply with the continued listing standards of the Nasdaq Global Select Market and the potential delisting of our common stock, including the risk that stockholders do not approve or we otherwise do not complete our proposed reverse stock split; and the impact of potential tariff increases or new tariffs. For additional information regarding these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward looking statements, please refer to “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 and filed with the Securities and Exchange Commission (“SEC”) on May 3, 2019 (“Fiscal Year 2018 10-K”) and any risk factors contained in subsequent Quarterly Reports on Form 10-Q or other filings we file with the SEC, as well as our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Fiscal Year 2018 10-K.

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

francesca’s® is a specialty retailer which operates a nationwide-chain of boutiques providing customers a unique, fun and personalized shopping experience. The merchandise assortment we offer is a diverse and balanced mix of apparel, jewelry, accessories and gifts. We aim to offer a differentiated shopping experience and quality, on-trend merchandise at a compelling value, across a wide variety of geographic markets and shopping venues. As of May 4, 2019, francesca’s® operated 722 boutiques in 47 states throughout the United States and the District of Columbia and also served its customers through www.francescas.com, our ecommerce website. The information contained on our ecommerce website is not incorporated by reference into this Quarterly Report on Form 10-Q and you should not consider information contained on our ecommerce website to be part of this Quarterly Report on Form 10-Q.

During the thirteen weeks ended May 4, 2019, our net sales decreased 13% to $87.1 million from $100.4 million, loss from operations increased by $5.1 million from $4.5 million to $9.7 million, and net loss increased $6.3 million from $3.9 million, or $0.11 loss per diluted share, to a net loss of $10.1 million, or $0.29 loss per diluted share, over the comparable prior year period.

In February 2019, we executed a workforce reduction at both corporate office and field management as part of our cost reduction initiative associated with our turnaround plan that commenced in January 2019. As a result, we expensed $0.9 million of severance benefits during the thirteen weeks ended May 5, 2019. These severance benefits are included in selling, general and administrative expenses in the unaudited consolidated statements of operations.

Our boutique count decreased to 722 boutiques as of May 4, 2019 from 744 boutiques as of May 5, 2018. As previously disclosed, our current priority is to execute our turnaround plan which is aimed at improving comparable sales and profitability, and, as such, we are only planning to open one new boutique and close at least 22 existing boutiques during the remainder of the fiscal year as we continue to optimize our existing boutique fleet. We plan to resume new boutique openings and remodels in the future, as appropriate, when the desired results are achieved under our turnaround plan.

Results of Operations

The following represents operating data for the thirteen weeks ended May 4, 2019 and May 5, 2018.

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Net sales change for period	(13)%	(7)%
Comparable sales results for the period(1)	(13)%	(16)%
Number of boutiques open at end of period	722	744
Net sales per average square foot for period(2)	$83	$96
Average square feet per boutique(3)	1,454	1,445
Total gross square feet at end of period	1,050,000	1,075,000

(1)	A boutique is included in comparable sales on the first day of the fifteenth full month following the boutique’s opening. If a boutique is closed for four or more days within a given fiscal week for any reason, we exclude sales from that boutique from comparable sales for that full fiscal week. If a boutique is permanently closed, we exclude sales from that boutique from comparable sales on the first day of the fiscal month that it did not register full month of sales. Comparable sales include our ecommerce sales and exclude gift card breakage income.
(2)	Net sales per average square foot is calculated by dividing net sales for the period by the average square feet during the period. For purposes of providing net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. For individual quarterly periods, average square feet is calculated as (a) the sum of total gross square feet at the beginning and end of the period divided by (b) two. For periods consisting of more than one fiscal quarter, average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.
(3)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.

Boutique Count

The following table summarizes the number of boutiques open at the beginning and end of the periods indicated.

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Number of boutiques open at beginning of period	727	721
Boutiques added	3	27
Boutiques closed	(8)	(4)
Number of boutiques open at the end of period	722	744

Thirteen Weeks Ended May 4, 2019 Compared to Thirteen Weeks Ended May 5, 2018

	Thirteen Weeks Ended
	May 4, 2019		May 5, 2018		Variance
	In USD	As a % of Net Sales (1)	In USD	As a % of Net Sales (1)	In USD	%	Basis Points
	(in thousands, except percentages and basis points)
Net sales	$87,125	100.0%	$100,405	100.0%	$(13,280)	(13)%	-
Cost of goods sold and occupancy costs	56,798	65.2%	62,042	61.8%	(5,244)	(8)%	340
Gross profit	30,327	34.8%	38,363	38.2%	(8,036)	(21)%	(340)
Selling, general and administrative expenses	39,994	45.9%	42,883	42.7%	(2,889)	(7)%	320
Loss from operations	(9,667)	(11.1)%	(4,520)	(4.5)%	5,147	114%	660
Interest expense	173	0.2%	117	0.1%	56	48%	10
Other income	113	0.1%	150	0.1%	(37)	(25)%	-
Loss before income tax expense	(9,727)	(11.2)%	(4,487)	(4.5)%	5,240	117%	670
Income tax expense (benefit)	422	0.5%	(602)	(0.6)%	1,024	170%	110
Net loss	$(10,149)	(11.6)%	$(3,885)	(3.9)%	$6,264	161%	780

(1)	Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales decreased 13% to $87.1 million in the thirteen weeks ended May 4, 2019 from $100.4 million in the thirteen weeks ended May 5, 2018. This decrease was due to a 13% decrease in comparable sales following a 16% decrease in the same period of the prior year. The decrease in comparable sales was primarily due to a decline in traffic and conversion rates. There were 686 comparable boutiques and 36 non-comparable boutiques open at May 4, 2019 compared to 658 and 86, respectively, at May 5, 2018.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs decreased 8% to $56.8 million in the thirteen weeks ended May 4, 2019 from $62.0 million in the thirteen weeks ended May 5, 2018. Cost of merchandise and shipping expenses decreased by $4.9 million primarily due to decreased sales volume during the quarter. Occupancy costs decreased by $0.3 million due to the decrease in the number of boutiques in operation during the thirteen weeks ended May 4, 2019 compared to the same period of the prior year.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 65.2% in the thirteen weeks ended May 4, 2019 from 61.8% in the thirteen weeks ended May 5, 2018, an unfavorable variance of 340 basis points. This change was due to deleveraging of occupancy costs as a result of lower sales. Merchandise margins were relatively flat versus the comparable prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 7% to $40.0 million in the thirteen weeks ended May 4, 2019 from $42.9 million in the thirteen weeks ended May 5, 2018. This decrease was primarily due to a $3.3 million decrease in boutique payroll and supplies mostly associated with our cost reduction initiatives associated with our turnaround plan that commenced in January 2019. Stock-based compensation decreased $0.7 million due to reversal of previously accrued expenses related to certain performance-based awards for which achieving the pre-established performance metrics was not probable as well as certain employee departures. Additionally, marketing and freight expenses decreased by $0.8 million. These decreases were partially offset by $1.2 million of consulting expenses associated with our review of strategic and financial alternatives and the implementation of the turnaround plan, and $1.4 million of professional fees in connection with the services of our interim executives as well as higher audit and legal fees. Corporate payroll was relatively flat versus the comparable prior year period as the lower headcount associated with the workforce reduction and employee departures was offset by $0.9 million in severance benefits expensed during the quarter.

As a percentage of net sales, selling, general and administrative expense increased to 45.9% in the thirteen weeks ended May 4, 2019 as compared to 42.7% in the thirteen weeks ended May 5, 2018 due to deleveraging of expenses as a result of lower sales.

Income Tax Expense (Benefit)

The increase in income tax expense of $1.0 million in the thirteen weeks ended May 4, 2019 compared to the thirteen weeks ended May 5, 2018 was primarily due to a $2.1 million of additional deferred tax asset valuation allowance recognized during quarter. The change in effective tax expense (benefit) rate to 4.3% in the thirteen weeks ended May 4, 2019 from (13.9)% in the thirteen weeks ended May 5, 2018 was also primarily due to the valuation allowance.

Sales by Merchandise Department

	Thirteen Weeks Ended
	May 4, 2019		May 5, 2018
	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales
	(in thousands, except percentages)
Apparel	$41,824	48.0%	$49,534	49.3%
Jewelry	23,878	27.4%	23,858	23.8%
Accessories	13,640	15.7%	15,484	15.4%
Gifts	7,843	9.0%	11,105	11.1%
Other (1)	(60)	(0.1)%	424	0.4%
	$87,125	100.0%	$100,405	100.0%

(1)	Includes gift card breakage income, shipping and change in return reserve.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our Asset Based Revolving Credit Facility (see “Revolving Credit Facility” below for more information). Our primary cash needs are for funding normal working capital requirements, the operation of our existing boutiques and ecommerce website, the implementation of our turnaround plan as well as review of financial and strategic alternatives, and payments of interest and principal, if any, under our Asset Based Revolving Credit Facility. We may use cash or our Asset Based Revolving Credit Facility to issue letters of credit to support merchandise imports or for other corporate purposes. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. Our working capital position benefits from the fact that we generally collect cash from sales to customers the day of or, in the case of credit or debit card transactions, within several days of the related sales and we typically have up to 45 days to pay our inventory vendors and up to 60 days to pay other vendors.

At May 4, 2019, we had $17.5 million of cash and cash equivalents, and $10.0 million of borrowings outstanding, with $15.2 million of borrowing base availability under our Asset Based Revolving Credit Facility. Of the total borrowing base availability as of May 4, 2019, $9.2 million is available to be drawn without consideration of the Fixed Charge Coverage Ratio requirement (as defined below). We were in compliance with all covenants under our Asset Based Revolving Credit Facility as of May 4, 2019.

We expect that our cash flow from operations and any available borrowings under our Asset Based Revolving Credit Facility will be sufficient to fund capital expenditures and our working capital requirements for at least the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
	(in thousands)
(Used in) provided by operating activities	$(25)	$3,207
Used in investing activities	(2,616)	(8,725)
Used in financing activities	-	(3,980)
Net decrease in cash and cash equivalents	$(2,641)	$(9,498)

Operating Activities

Operating activities consist of net loss adjusted for non-cash items, including depreciation and amortization, deferred taxes, and the effect of working capital changes. Net cash used in operating activities was less than $0.1 million in the thirteen weeks ended May 4, 2019 compared to net cash provided by operating activities of $3.2 million in the thirteen weeks ended May 5, 2018. The decrease in cash (used in) provided by operating activities in the current period as compared to the same period of the prior year was primarily due to the increase in net loss and timing of payments of accounts payable partially offset by the $8.5 million income tax refund received in April 2019.

 Investing Activities

Investing activities consist primarily of capital expenditures for new boutiques, improvements to existing boutiques, as well as investments in information technology and our distribution facility.

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
	(in thousands)
Capital expenditures for:
New boutiques	$395	$5,777
Remodels	1,339	1,929
Existing boutiques	609	417
Technology	205	435
Corporate and distribution	68	167
	$2,616	$8,725

Our total capital expenditures for the thirteen weeks ended May 4, 2019 and May 5, 2018 were $2.6 million and $8.7 million, respectively. Our spending in the thirteen weeks ended May 4, 2019 were associated with the payment of prior year accrued constructions costs. Total net capital expenditure additions, on an accrual basis, for the thirteen weeks ended May 4, 2019 totaled $1.2 million. As previously disclosed, we have substantially decreased, and expect to continue to substantially decrease, our investments in new boutiques, remodels and relocations in fiscal year 2019 until the desired results of our turnaround plan are achieved. For the thirteen weeks ended May 5, 2018, our capital expenditures were mostly related to new boutique openings and remodels.

The following table summarizes new boutique openings and existing boutique remodels information for the periods presented.

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
New boutiques:
Number of new boutiques opened	3	27
Average cost per new boutique	$319,000	$307,000
Average tenant allowance per new boutique	$-	$45,000

Remodels:
Number of boutiques remodeled	-	15
Average cost per remodeled boutique	$-	$140,000

Management anticipates that additional capital expenditures for the remainder of fiscal year 2019 will be approximately $3.4 million. The majority of this amount will be spent on improvements to existing boutiques and investments in existing technology.

Financing Activities

Financing activities consist of borrowings and payments under our revolving credit facility, and repurchases of our common stock.

Net cash used in financing activities in the thirteen weeks ended May 4, 2019 consisted of $5.0 million proceeds from borrowings under our Asset Based Revolving Credit Facility that was subsequently repaid during the quarter. Net cash used in financing activities in the thirteen weeks ended May 5, 2018 was $4.0 million which primarily consisted of repurchases of common stock.

Asset Based Revolving Credit Facility

On May 25, 2018, Francesca’s Holdings Corporation (the “Holdings”), as a guarantor, certain of its subsidiaries, as borrowers (the “Borrowers”), and certain of its subsidiaries as guarantors (together with the Company and the Borrowers, the “Loan Parties”), entered into an asset based revolving credit agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. The Credit Agreement provides for revolving commitments of $50.0 million (including up to $10.0 million for letters of credit) and matures on May 25, 2023. Availability under the Credit Agreement is subject to a customary borrowing base comprised of: (a) a specified percentage of the Borrower’s credit card accounts (as defined in the Credit Agreement); and (b) a specified percentage of the Borrower’s eligible inventory (as defined in the Credit Agreement), and reduced by (c) certain customary reserves and adjustments (as defined in the Credit Agreement). The Credit Agreement also contains an increase option permitting the Borrowers, subject to certain requirements, to arrange with lenders for additional revolving commitments for up to an aggregate of $25.0 million. On May 4, 2019, we had $10.0 million of borrowings outstanding and $15.2 million of borrowing base availability under the Credit Agreement. Of the total borrowing base availability as of May 4, 2019, $9.2 million is available to be drawn without consideration of the Fixed Charge Coverage Ratio requirement (as defined below). Additionally, there were no letters of credit outstanding as of May 4, 2019.

All obligations of each Loan Party under the Credit Agreement are unconditionally guaranteed by the Company and each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries, including the Borrowers. All obligations under the Credit Agreement, and the guarantees of those obligations (as well as banking services obligations and any interest rate hedging or other swap agreements), are secured by substantially all of the assets of the Company and each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries. Additionally, the Credit Agreement contains customary events of default and requires the Loan Parties to comply with certain financial covenants, including a restriction prohibiting the Loan Parties from declaring or making dividend payments, subject to certain exceptions. In addition, Holdings may declare or make dividend payments, subject to the satisfaction of the Payment Conditions (as defined in the Credit Agreement). The Credit Agreement also requires that the auditor’s report on the Company’s audited financial statements for the previous fiscal year does not contain a “going concern” or like qualification or exception and also requires the Loan Parties to maintain a minimum ratio of (i) EBITDAR (as defined in the Credit Agreement) minus unfinanced capital expenditures (as defined in the Credit Agreement), to (ii) fixed charges of 1.00 to 1.00 during periods when availability (as defined in the Credit Agreement) is less than $6.0 million (or has recently been less than $6.0 million as further specified in the Credit Agreement) (such ratio, the “Fixed Charge Coverage Ratio”). As of May 4, 2019, our borrowing availability was more than $6.0 million, resulting in the elimination of the Fixed Charge Coverage Ratio requirement.

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 1 to the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019. Except as noted below, as of May 4, 2019, there were no significant changes to any of our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Leases

On February 3, 2019, we adopted the provisions of Accounting Standards Codification (“ASC”) 842, “Leases”, using the additional, optional transition method which allows entities to initially apply the new standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings at the date of adoption. Prior period amounts and disclosures were not adjusted and continue to be reported under ASC 840, “Leases.” As a result of the adoption, we recorded an operating lease liability of $278.9 million and operating lease right-of-use (“ROU”) asset of $242.9 million at February 3, 2019. Additionally, we recognized $1.8 million cumulative-effect adjustment to the beginning balance of retained earnings related to the impairment of certain right-of-use assets subjected to impairment testing under existing accounting guidance for which indicators of impairment existed at the time of the adoption of ASC 842. The adoption of ASC 842 did not have a material impact to the unaudited consolidated statements of operations or cash flows. See Note 1 to our accompanying consolidated financial statements for additional information.

We lease our boutiques, distribution center and office space, and certain boutique and corporate office equipment under operating leases. In accordance with ASC 842, we determine if an arrangement is a lease at inception and recognize operating lease ROU assets and operating lease liabilities at commencement date based on the net present value of the fixed of the fixed lease payments over the lease term and, for operating lease ROU assets, include initial direct costs and exclude lease incentives. Variable lease payments are expensed as incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will elect that option. Subsequent to the recognition of its operating lease ROU assets and operating lease liabilities, we recognize lease expense related to its operating lease payments on a straight-line basis over the lease term.

Operating lease liabilities are calculated using the effective interest method and recognized at the commencement date based on the present value of lease payments over the reasonably certain lease term. As our leases generally do not provide an implicit rate, we use a collateralized incremental borrowing rate to determine the present value of lease payments. The collateralized incremental borrowing rate is based on a synthetic credit rating that is externally prepared at each measurement.

Impairment of Long-Lived Assets, Including Operating Lease ROU Assets

We evaluate long-lived assets held for use, including operating lease ROU assets, and held for sale whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at a boutique level. In determining whether an impairment has occurred, we consider both qualitative and quantitative factors.

The quantitative analysis involves estimating the undiscounted future cash flows directly related to that asset and comparing it against its carrying value. If the carrying value of the asset is greater than the sum of the undiscounted future cash flows, an impairment loss is recognized for the difference between the carrying value of the asset and its fair value. The fair value of the asset group is generally determined using discounted future cash flows or a market participant’s ability to generate economic benefits using the asset in its highest and best use, whichever is appropriate. The determination of fair value takes into account the asset’s historical performance, current sales trends, market conditions and other relevant factors deemed material, and discounted using a rate commensurate with the risk. The inputs used in the determination of the fair value are considered as Level 3 inputs in the fair value hierarchy, which require a significant degree of judgment and are based on the our own assumptions.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, please refer to Note 1 to our unaudited consolidated financial statements included in Part I of this Report, which is incorporated herein by reference.

Contractual Obligations

There were no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, other than those which occur in the normal course of business.

 Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows could be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future. At May 4, 2019, $10.0 million was outstanding under our Credit Agreement.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of May 4, 2019.

There were no changes in our internal control over financial reporting during the quarter ended May 4, 2019 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings involving us, please refer to Note 9 to our unaudited consolidated financial statements included in Part I of this Report, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 and filed with the SEC on May 3, 2019.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.3 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011)

3.2	Amended and Restated Bylaws of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on September 20, 2016)

10.1+	Form of Performance Stock Unit Award Agreement under the Francesca’s Holdings Corporation 2015 Equity Incentive Plan (filed herewith)

10.2+	Form of Restricted Stock Unit Award Agreement under the Francesca’s Holdings Corporation 2015 Equity Incentive Plan (filed herewith)

10.3+	Retention Agreement, dated as of April 1, 2019, by and between Francesca’s Services Corporation and Kelly Dilts (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Francesca’s Holdings Corporation on April 3, 2019)

31.1	Certification of Interim Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (filed herewith)

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of May 4, 2019, February 2, 2019 and May 5, 2018, (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Ended May 4, 2019 and May 5, 2018, (iii) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Thirteen Weeks Ended May 4, 2019, (iv) Unaudited Consolidated Statements of Cash Flows for the Thirteen Weeks ended May 4, 2019 and May 5, 2018 and (v) the Notes to the Unaudited Consolidated Financial Statements.

+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Francesca’s Holdings Corporation
(Registrant)

Date: June 13, 2019	/s/ Kelly M. Dilts
Kelly M. Dilts
Chief Financial Officer (duly authorized officer and Principal Financial and Accounting Officer)

