Form 10-Q
period 2019-08-03
Francesca's Holdings CORP
filed 2019-09-10
CIK 1399935

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 3, 2019

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

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	FRAN	The Nasdaq Stock Market LLC
Purchase Rights of Series A Junior Participating Preferred Stock, par value $0.01 per share	N/A	The Nasdaq Stock Market LLC

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

The registrant had 3,056,042 shares (excluding 923,287 shares of treasury stock) of its common stock outstanding as of August 30, 2019.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Francesca’s Holdings Corporation

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	August 3, 2019	February 2, 2019	August 4, 2018
ASSETS
Current assets:
Cash and cash equivalents	$21,962	$20,103	$23,354
Accounts receivable	7,987	16,309	19,764
Inventories	30,942	30,478	31,902
Prepaid expenses and other current assets	10,759	10,357	10,549
Total current assets	71,650	77,247	85,569
Operating lease right-of-use assets, net	230,295	-	-
Property and equipment, net	61,874	71,207	89,858
Deferred income taxes	-	-	7,233
Other assets, net	4,197	4,588	4,912

TOTAL ASSETS	$368,016	$153,042	$187,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,773	$24,330	$29,406
Accrued liabilities	12,398	11,333	11,926
Operating lease liabilities	49,937	-	-
Total current liabilities	81,108	35,663	41,332
Operating lease liabilities	213,870	-	-
Landlord incentives and deferred rent	-	33,989	35,904
Long-term debt	10,000	10,000	-
Other liabilities	61	-	-
Total liabilities	305,039	79,652	77,236

Commitments and contingencies

Stockholders’ equity:
Common stock – $0.01 par value, 80.0 million shares authorized; 4.0 million, 3.9 million and 3.9 million issued at August 3, 2019, February 2, 2019 and August 4, 2018, respectively*	40	39	40
Additional paid-in capital	112,869	113,121	112,569
Retained earnings	110,089	120,251	157,748
Treasury stock, at cost – 0.9 million shares at each of August 3, 2019, February 2, 2019 and August 4, 2018*	(160,021)	(160,021)	(160,021)
Total stockholders’ equity	62,977	73,390	110,336

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$368,016	$153,042	$187,572

* Reflects the 12-to-1 reverse stock split that became effective on July 1, 2019. Refer to Note 1 – Summary of Significant Accounting Policies for further information.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	$105,972	$113,025	$193,097	$213,430
Cost of goods sold and occupancy costs	65,469	68,918	122,267	130,960
Gross profit	40,503	44,107	70,830	82,470
Selling, general and administrative expenses	39,124	43,277	79,118	86,160
Income (loss) from operations	1,379	830	(8,288)	(3,690)
Interest expense	152	112	325	229
Other income	259	102	372	252
Income (loss) before income tax (benefit) expense	1,486	820	(8,241)	(3,667)
Income tax (benefit) expense	(326)	366	96	(236)
Net income (loss)	$1,812	$454	$(8,337)	$(3,431)

Basic income (loss) per common share*	$0.62	$0.16	$(2.87)	$(1.18)
Diluted income (loss) per common share*	$0.61	$0.16	$(2.87)	$(1.18)

Weighted average shares outstanding:
Basic shares*	2,907	2,897	2,904	2,901
Diluted shares*	2,960	2,918	2,904	2,901
*	Reflects the 12-to-1 reverse stock split that became effective on July 1, 2019. Refer to Note 1 – Summary of Significant Accounting Policies for further information.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Common Stock*		Additional		Treasury	Total
Fiscal Year 2019	Shares Outstanding	Par Value	Paid-in Capital*	Retained Earnings	Stock, at Cost	Stockholders' Equity
Balance, February 2, 2019	2,972	$39	$113,121	$120,251	$(160,021)	$73,390
Cumulative effect adjustment on adoption of new accounting standard	-	-	-	(1,825)	-	(1,825)
Net loss	-	-	-	(10,149)	-	(10,149)
Stock-based compensation	-	-	(271)	-	-	(271)
Restricted stocks forfeited	(14)	-	-	-	-	-
Balance, May 4, 2019	2,958	39	112,850	108,277	(160,021)	61,145
Net income	-	-	-	1,812	-	1,812
Stock-based compensation	-	-	24	-	-	24
Fractional shares cancelled	(1)	-	(4)	-	-	(4)
Restricted stocks issued, net of forfeitures	99	1	(1)	-	-	-
Balance, August 3, 2019	3,056	40	112,869	110,089	(160,021)	62,977

	Common Stock*		Additional		Treasury	Total
Fiscal Year 2018	Shares Outstanding	Par Value	Paid-in Capital*	Retained Earnings	Stock, at cost	Stockholders' Equity
Balance, February 3, 2018	2,990	$39	$111,863	$159,045	$(156,499)	$114,448
Cumulative effect adjustment on adoption of new accounting standards, net of tax	-	-	-	2,134	-	2,134
Net loss	-	-	-	(3,885)	-	(3,885)
Stock-based compensation	-	-	418	-	-	418
Restricted stocks issued, net of forfeitures	71	1	(1)	-	-	-
Shares withheld related to net settlement of equity awards	-	-	(26)	-	-	(26)
Repurchases of common stock	(55)	-	-	-	(3,522)	(3,522)
Balance, May 5, 2018	3,006	40	112,254	157,294	(160,021)	109,567
Net income	-	-	-	454	-	454
Stock-based compensation	-	-	315	-	-	315
Restricted stocks issued, net of forfeitures	13	-	-	-	-	-
Balance, August 4, 2018	3,019	40	112,569	157,748	(160,021)	110,336

* Reflects the 12-to-1 reverse stock split that became effective on July 1, 2019. Refer to Note 1 – Summary of Significant Accounting Policies for further information.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018
Cash Flows Provided by Operating Activities:
Net loss	$(8,337)	$(3,431)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,320	12,105
Stock-based compensation expense	(190)	733
Loss on sale of assets	99	350
Impairment charges	189	148
Deferred income taxes	-	1,473
Changes in operating assets and liabilities:
Accounts receivable	8,322	(3,122)
Inventories	(464)	(5,086)
Prepaid expenses and other assets	(373)	(2,411)
Accounts payable	(3,765)	12,590
Accrued liabilities	1,064	20
Operating lease right-of-use assets and lease liabilities, net	(2,490)	-
Landlord incentives and deferred rent	-	(2,433)
Net cash provided by operating activities	5,375	10,936

Cash Flows Used in Investing Activities:
Purchases of property and equipment	(3,372)	(14,436)
Net cash used in investing activities	(3,372)	(14,436)

Cash Flows Used in Financing Activities:
Proceeds from borrowings under the revolving credit facility	5,000	-
Repayments of borrowings under the revolving credit facility	(5,000)	-
Payment of debt issuance costs	(144)	(471)
Taxes paid related to net settlement of equity awards	-	(26)
Repurchases of common stock	-	(3,980)
Net cash used in financing activities	(144)	(4,477)

Net increase (decrease) in cash and cash equivalents	1,859	(7,977)
Cash and cash equivalents, beginning of year	20,103	31,331
Cash and cash equivalents, end of period	$21,962	$23,354

Supplemental Disclosures of Cash Flow Information:
Cash (received) paid for income taxes	$(8,601)	$226
Interest paid	$330	$77

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Francesca’s Holdings Corporation is a holding company incorporated in 2007 under the laws of the State of Delaware whose business operations are conducted through its subsidiaries.  Unless the context otherwise requires, the “Company,” refers to Francesca’s Holdings Corporation and its consolidated subsidiaries. The Company operates a nationwide-chain of boutiques providing its customers with a unique, fun and personalized shopping experience. The merchandise assortment the Company offers is a diverse and balanced mix of apparel, jewelry, accessories and gifts at attractive values. The Company aims to offer a differentiated shopping experience and quality, on-trend merchandise at a compelling value, across a wide variety of geographic markets and shopping venues. At August 3, 2019, the Company operated 718 boutiques, which are located in 47 states throughout the United States and the District of Columbia, and also served its customers though www.francescas.com, its ecommerce website.

On July 1, 2019, the Company effected a 12-to-1 stock split (the “Reverse Stock Split”), reducing the number of shares of common stock outstanding on that date from 35.4 million to 3.1 million shares. Additionally, the number of shares of common stock subject to outstanding stock options, restricted stock awards and restricted stock units, the exercise price of outstanding stock options, and the number of shares reserved for future issuance pursuant to the Company’s equity compensation plans were adjusted proportionately in connection with the Reverse Stock Split. The number of authorized shares of common stock under the Company’s Amended and Restated Certificate of Incorporation and the par value per share of the Company’s common stock were unchanged. All historical share and per share amounts presented herein have been adjusted retrospectively to reflect these changes.

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

Fiscal Year

The Company maintains its accounts on a 52- or 53-week year ending on the Saturday closest to January 31st. Fiscal years 2019 and 2018 each include 52 weeks of operations. The fiscal quarters ended August 3, 2019 and August 4, 2018 refer to the thirteen week periods ended as of those dates. The year-to-date periods ended August 3, 2019 and August 4, 2018 refer to the twenty-six week periods ended as of those dates.

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

Accounting Policy Under ASC 842

The Company leases boutiques, its distribution center and office space and certain boutique and corporate office equipment under operating leases. The Company determines if an arrangement contains a lease at inception and recognizes operating lease ROU assets and operating lease liabilities at the commencement date based on the present value of the fixed lease payments over the lease term and, for operating lease ROU assets, include initial direct costs and exclude lease incentives. Variable lease payments are expensed as incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will elect that option. Subsequent to the recognition of its operating lease ROU assets and operating lease liabilities, the Company recognizes lease expense related to its operating lease payments on a straight-line basis over the lease term.

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

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” The new guidance, among other things, requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (ii) a ROU asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Since the original issuance of ASU 2016-02, the FASB has issued several amendments and updates to this guidance (collectively, “ASC 842, Leases”). This new guidance was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASC 842, Leases, on February 3, 2019 using the optional transition method. Please refer to “Leases” above in this Note 1 and below in Note 9 to the Unaudited Consolidated Financial Statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 changes the methodology for measuring credit losses on financial instruments and timing of when such losses are recorded. Since the original issuance of ASU 2016-13, the FASB has issued several amendments and updates to this guidance. This new guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The guidance is to be adopted using the modified retrospective approach. The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures.

2.	Revenues

The Company disaggregates net sales into the following major merchandise departments.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
	(in thousands)
Apparel	$52,389	$56,807	$94,213	$106,341
Jewelry	27,957	26,984	51,835	50,842
Accessories	16,211	17,181	29,851	32,665
Gifts	8,532	11,337	16,375	22,442
Others (1)	883	716	823	1,140
	$105,972	$113,025	$193,097	$213,430

(1)	Includes gift card breakage income, shipping revenue and change in return reserve.

Contract liability

The Company recognizes a contract liability related to its gift cards. The Company accounts for the sale of gift cards as a liability at the time a gift card is sold. The liability is relieved and revenue is recognized upon redemption of the gift card. The Company’s gift cards do not have an expiration date. Income from gift card breakage is estimated based on historical redemption patterns and recognized over the historical redemption period. Unredeemed gift cards at the end of the prior fiscal year recognized in revenues during the thirteen and twenty-six weeks ended August 3, 2019 totaled $1.3 million and $3.1 million, respectively, and for the thirteen and twenty-six weeks ended August 4, 2018 totaled $1.1 million and $3.0 million, respectively.

3.	Earnings (Loss) Per Share

Earnings (loss) per common share amounts are calculated using the weighted-average number of common shares outstanding for the period. Diluted loss per common share amounts are calculated using the weighted-average number of common shares outstanding for the period and include the dilutive impact of restricted stock awards, restricted stock units and stock option grants using the treasury stock method. The following table summarizes the potential dilution that could occur if stock options to acquire common stock were exercised or if the restricted stock grants were fully vested and reconciles the weighted-average common shares outstanding used in the computation of basic and diluted loss per share.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
	(in thousands, except per share data)
Numerator:
Net income (loss)	$1,812	$454	$(8,337)	$(3,431)

Denominator
Weighted-average common shares outstanding - basic(1)	2,907	2,897	2,904	2,901
Restricted stocks awards, restricted stock units and stock options(1)	53	21	- (2)	- (2)
Weighted-average common shares outstanding - diluted(1)	2,960	2,918	2,904	2,901

Per common share:
Basic earnings (loss) per common share(1)	$0.62	$0.16	$(2.87)	$(1.18)
Diluted earnings (loss) per common share(1)	$0.61	$0.16	$(2.87)	$(1.18)

(1)	Reflects the 12-to-1 reverse stock split that became effective on July 1, 2019. Refer to Note 1 – Summary of Significant Accounting Policies for further information.
(2)	Due to the Company being in a net loss position in the twenty-six weeks ended August 3, 2019 and August 4, 2018, no restricted stock awards, restricted stock units and stock options were included in the computation of diluted loss per share as their effect would have been anti-dilutive.

Potentially issuable shares under the Company’s stock-based compensation plans which amounted to 0.1 million shares in each of the thirteen and twenty-six weeks ended August 3, 2019 and less than 0.1 million and 0.1 million shares in the thirteen and twenty-six weeks ended August 4, 2018, respectively, were excluded in the computation of diluted loss per shares due to their anti-dilutive effect. The Company also excluded contingently issuable performance-based awards totaling 0.1 million in each of the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018 from the computation of diluted earnings per share because the pre-established goals had not been satisfied as of the end of each period.

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

The provision for income tax expense (benefit) is based on the Company’s current estimate of the annual effective tax rate. The effective income tax expense (benefit) rates for the thirteen weeks ended August 3, 2019 and August 4, 2018 were (22.0)% and 44.6%, respectively, and for the twenty-six weeks ended August 3, 2019 and August 4, 2018 were 1.2% and (6.4)%, respectively. The decrease in the Company’s effective income tax (benefit) expense rate during the thirteen weeks ended August 3, 2019 was due to a revision in the Company’s estimate of its annualized taxable income for fiscal year 2019.

As of August 3, 2019 and August 4, 2018, the Company had $1.9 million and $11.7 million of income tax receivable, respectively. As previously disclosed, the Company received an income tax refund of $8.5 million from the IRS on April 22, 2019.

6.	Revolving Credit Facility

On May 25, 2018, Francesca’s Holdings Corporation (the “Holdings”), as a guarantor, certain of its subsidiaries, as borrowers (the “Borrowers”), and certain of its subsidiaries as guarantors (together with Holdings and the Borrowers, the “Loan Parties”), entered into an asset based revolving credit agreement (“ABL Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. The ABL Credit Agreement provides for revolving commitments of $50.0 million (including up to $10.0 million for letters of credit) and matures on May 25, 2023. Availability under the ABL Credit Agreement is subject to a customary borrowing base comprised of: (a) a specified percentage of the Borrower’s credit card accounts (as defined in the ABL Credit Agreement); and (b) a specified percentage of the Borrower’s eligible inventory (as defined in the ABL Credit Agreement), and reduced by (c) certain customary reserves and adjustments (as defined in the ABL Credit Agreement). The ABL Credit Agreement also contains an option to increase, permitting the Borrowers, subject to certain requirements, to arrange with lenders for additional revolving commitments for up to an aggregate of $25.0 million. At August 3, 2019, the Company had $10.0 million of borrowings outstanding and $10.0 million of borrowing base availability under the ABL Credit Agreement. Of the total borrowing base availability as of August 3, 2019, $4.0 million is available to be drawn without consideration of the Fixed Charge Coverage Ratio requirement (as defined below). Additionally, there were no letters of credit outstanding as of August 3, 2019.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

All obligations of each Loan Party under the ABL Credit Agreement are unconditionally guaranteed by the Company and each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries, including the Borrowers. All obligations under the ABL Credit Agreement, and the guarantees of those obligations (as well as banking services obligations and any interest rate hedging or other swap agreements), are secured by substantially all of the assets of the Company and each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries. Additionally, the ABL Credit Agreement contains customary events of default and requires the Loan Parties to comply with certain financial covenants, including a restriction prohibiting the Loan Parties from declaring or making dividend payments, subject to certain exceptions. In addition, Holdings may declare or make dividend payments, subject to the satisfaction of the Payment Conditions (as defined in the ABL Credit Agreement). The ABL Credit Agreement also requires that the auditor’s report on the Company’s audited financial statements for the previous fiscal year does not contain a “going concern” or like qualification or exception and also requires the Loan Parties to maintain a minimum ratio of (i) EBITDAR (as defined in the ABL Credit Agreement) minus unfinanced capital expenditures (as defined in the ABL Credit Agreement), to (ii) fixed charges of 1.00 to 1.00 during periods when availability (as defined in the ABL Credit Agreement) is less than $6.0 million (or has recently been less than $6.0 million as further specified in the ABL Credit Agreement) (such ratio, the “Fixed Charge Coverage Ratio”). As of August 3, 2019, our borrowing availability was more than $6.0 million, resulting in the elimination of the Fixed Charge Coverage Ratio requirement.

See Note 11, Subsequent Events for additional information on the Term Loan Credit Agreement and First Amendment to ABL Credit Agreement (each as defined below) entered into on August 13, 2019.

7.	Stockholder Rights Plan

On July 31, 2019, the Board of Directors of the Company adopted a limited duration stockholder rights plan (the “Rights Plan”) with an expiration date of August 1, 2022 and an ownership trigger threshold of 15%, subject to certain exceptions.  In connection with the Rights Plan, the Board of Directors authorized and declared a dividend to the Company’s stockholders of record at the close of business on August 15, 2019 of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock.

Upon certain triggering events, each Right will entitle the holder thereof to purchase from the Company one five-thousandth (subject to adjustment) of one share of Series A Junior Participating Preferred Stock, $0.01 par value per share of the Company (the “Preferred Stock”) at an exercise price of $18.00 (the “Exercise Price”) per one five-thousandth of a share of Preferred Stock. In addition, if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock without prior approval of the Company’s Board of Directors, or in the case of a person or group that beneficially owned more than 15% of the Company’s common stock prior to the issuance of the press release announcing the adoption of the Rights Agreement on August 2, 2019, such person or group acquires beneficial ownership of any additional shares of the Company’s common stock without prior approval of the Company’s Board of Directors, each holder of a Right (other than the acquiring person or group whose Rights will become void) will have the right to purchase, upon payment of the Exercise Price and in accordance with and subject to the adjustment under the terms of the Rights Plan, a number of shares of the Company’s common stock having a market value of twice the Exercise Price (as adjusted). The complete terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”), dated as of August 1, 2019, between the Company and Computershare Trust Company, N.A., as rights agent.

8.	Stock-based Compensation

Stock-based compensation cost is measured at the grant date fair value and is recognized as an expense on a straight-line basis over the employee’s requisite service period. The Company recognized stock-based compensation expense of less than $0.1 million in the thirteen weeks ended August 3, 2019 and a net reversal of previously accrued stock-based compensation of $0.2 million in the twenty-six weeks ended August 3, 2019. Stock-based compensation expense during the thirteen and twenty-six weeks ended August 4, 2018 was $0.3 million and $0.7 million, respectively.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

Management Awards

For the twenty-six weeks ended August 3, 2019, the Company granted 0.3 million of restricted stock units (“RSU”), and, for the twenty-six weeks ended August 4, 2018, granted 0.1 million of restricted stock awards (“RSA”) to certain executives and key employees.  Of the total award in each period, 50% of the total units or shares awarded were in the form of performance-based (“PSU” or “PSA”) while the remaining 50% were in the form of time-based restricted shares. The number of PSUs or PSAs that may ultimately vest will be equal to 0% to 150% of the target units or shares awarded subject to the achievement of pre-established performance goals and the employee’s continued employment through the third anniversary of the grant date. The RSUs and RSAs vest in one installment on the third anniversary of the award date.

At the end of each reporting period, the Company assessed the probability of achieving the pre-established performance conditions related to the PSUs and PSAs and adjusted stock-based compensation expense based on the results of such assessment.

9.	Leases

The Company leases boutiques, its distribution center, office space, and certain boutique and corporate office equipment under operating leases expiring in various years through the fiscal year ending 2029. Certain of the leases provide that the Company may cancel the lease, with penalties as defined in the lease, if the Company’s boutique sales at that location fall below an established level. Certain leases provide for additional rent payments to be made when sales exceed a base amount. Certain operating leases provide for renewal options for periods from three to five years at the market rate at the time of renewal. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. See above under “Leases” in Note 1 for additional information regarding the Company’s adoption of ASC 842, Leases on February 3, 2019 and the impact of such adoption.

The following table presents the components of the Company’s operating lease costs for the period presented.

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	August 3, 2019	August 3, 2019
Operating lease costs	$15,322	$30,471
Variable lease costs	244	468
	$15,566	$30,939

As of August 3, 2019, the weighted average remaining operating lease term was 6.0 years and the weighted average discount rate for operating leases was 5.6%. Cash paid for operating leases included in the measurement of lease liabilities totaled $32.5 million for the twenty-six weeks ended August 3, 2019.

As of August 3, 2019, the maturities of lease liabilities were as follows:

Maturities of lease liabilities
Remainder of 2019	$32,215
2020	60,273
2021	51,956
2022	44,411
2023	38,113
Thereafter	85,179
Total lease payments	312,147
Less: Interest	48,340
Present value of lease liabilities	$263,807

As of August 3, 2019, the minimum rental commitments for operating lease contracts that have not yet commenced was $4.8 million while its lease terms were within the range of 5 to 10 years.

10.	Contingencies

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

11.	Subsequent Events

Term Loan Credit Agreement

On August 13, 2019, the Loan Parties entered into a Term Loan Credit Agreement (“Term Loan Credit Agreement”) with Tiger Finance, LLC, as administrative agent and the lenders party thereto. The Term Loan Credit Agreement provides for an aggregate term loan of $10.0 million and matures on August 13, 2022.

The loan under the Term Loan Credit Agreement (the “Term Loan”) bears interest at a rate equal to LIBOR for the interest period relevant to the Term Loan, subject to a 0.00% floor, plus 8.00%, provided that the interest rate on the Term Loan will not be less than 10.00%. The Term Loan Credit Agreement also requires the Borrowers to pay a closing fee equal to 2.5% of the amount of the Term Loan and an annual agency fee of $50,000. The Term Loan Credit Agreement is subject to a combined borrowing base together with the Company’s existing asset based revolving credit facility. As of August 31, 2019, the combined borrowing base availability was $16.3 million.

The proceeds from the Term Loan were used to pay the $10.0 million outstanding under the ABL Credit Agreement.

First Amendment to ABL Credit Agreement

On August 13, 2019, concurrent with entering into the Term Loan Credit Agreement, the Company and the other Loan Parties, entered into a First Amendment to ABL Credit Agreement (the “First Amendment to ABL Credit Agreement”) with JPMorgan Chase, N.A., as administrative agent, and the lenders party thereto, which amends the existing ABL Credit Agreement.

The First Amendment to ABL Credit Agreement, among other things, (i) reduces the Aggregate Revolving Commitment (as defined in the ABL Credit Agreement) from $50.0 million to $40.0 million; (ii) allows the Loan Parties to enter into the Term Loan Credit Agreement; (iii) changes the maturity date under the ABL Credit Agreement from May 23, 2023 to the earlier of (a) May 23, 2023 and (b) the date that is 90 days prior to any scheduled maturity of the Term Loan; (iv) removes the requirement to maintain a minimum Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement) previously contained in the ABL Credit Agreement; and (v) limits the amount of capital expenditures that the Loan Parties may make through the fiscal year ending in 2021, provided that the Loan Parties may make unlimited amounts of capital expenditures if certain payment conditions are met. The reduced aggregate revolving commitment of $40.0 million exceeds the current borrowing base under the ABL Credit Agreement by a significant amount and such reduction therefore does not result in any reduction in available borrowings under the ABL Credit Agreement.

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. These risks and uncertainties include, but are not limited to, the following: the risk that the Company may not be able to successfully execute its turnaround plan, the risk that we may not be able to successfully integrate our Interim Chief Executive Officer and attract and integrate a new Chief Executive Officer; the risk that we cannot anticipate, identify and respond quickly to changing fashion trends and customer preferences or changes in consumer environment, including changing expectations of service and experience in boutiques and online, and evolve our business model; our ability to attract a sufficient number of customers to our boutiques or sell sufficient quantities of our merchandise through our ecommerce website; our ability to successfully open, close, refresh, and operate new boutiques each year; our ability to efficiently source and distribute additional merchandise quantities necessary to support our growth; risks related to our ability to comply with the continued listing standards of the Nasdaq Global Select Market; and the impact of potential tariff increases or new tariffs. For additional information regarding these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward looking statements, please refer to “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 and filed with the Securities and Exchange Commission (“SEC”) on May 3, 2019 (“Fiscal Year 2018 10-K”) and any risk factors contained in subsequent Quarterly Reports on Form 10-Q or other filings we file with the SEC, including under “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, as well as our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Fiscal Year 2018 10-K.

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

francesca’s® is a specialty retailer which operates a nationwide-chain of boutiques providing customers a unique, fun and personalized shopping experience. The merchandise assortment we offer is a diverse and balanced mix of apparel, jewelry, accessories and gifts. We aim to offer a differentiated shopping experience and quality, on-trend merchandise at a compelling value, across a wide variety of geographic markets and shopping venues. As of August 3, 2019, francesca’s® operated 718 boutiques in 47 states throughout the United States and the District of Columbia and also served its customers through www.francescas.com, our ecommerce website. The information contained on our ecommerce website is not incorporated by reference into this Quarterly Report on Form 10-Q and you should not consider information contained on our ecommerce website to be part of this Quarterly Report on Form 10-Q.

During the thirteen weeks ended August 3, 2019, our net sales decreased 6% to $106.0 million from $113.0 million, income from operations increased by $0.5 million from $0.8 million to $1.4 million, and net income increased $1.4 million from $0.5 million, or $0.16 earnings per diluted share, to $1.8 million, or $0.61 earnings per diluted share, over the comparable prior year period.

During the twenty-six weeks ended August 3, 2019, our net sales decreased 10% to $193.1 million from $213.4 million, loss from operations increased by $4.6 million from $3.7 million to $8.3 million, and net loss increased $4.9 million from $3.4 million, or $1.18 loss per diluted share, to $8.3 million, or $2.87 loss per diluted share, over the comparable prior year period.

In February 2019, we executed a workforce reduction at both our corporate office and field management as part of our cost reduction initiative associated with our turnaround plan that commenced in January 2019. As a result, we expensed $0.9 million of severance benefits during the twenty-six weeks ended August 3, 2019. These severance benefits are included in selling, general and administrative expenses in the unaudited consolidated statements of operations.

On July 1, 2019, we effected a 12-to-1 stock split (the “Reverse Stock Split”), reducing the number of shares of common stock outstanding on that date from 35.4 million to 3.1 million shares. Additionally, the number of shares of our common stock subject to outstanding stock options, restricted stock awards and restricted stock units, the exercise price of all our outstanding stock options, and the number of shares reserved for future issuance pursuant to our equity compensation plans were adjusted proportionately in connection with the Reverse Stock Split. The number of authorized shares of common stock under the Company’s Amended and Restated Certificate of Incorporation and the par value per share of its common stock were unchanged. All historical share and per share amounts presented herein have been adjusted retrospectively to reflect these changes. The Reverse Stock Split was effected in order to increase the market price per share of our common stock to ensure the Company regained full compliance with The Nasdaq Stock Market LLC’s (“Nasdaq”) minimum bid price requirement and maintained its listing on Nasdaq. Nasdaq informed the Company on July 17, 2019 that it had regained full compliance with Nasdaq’s listing requirements.

On July 31, 2019, our Board of Directors adopted a limited duration stockholder rights plan (the “Rights Plan”) with an expiration date of August 1, 2022 and an ownership trigger threshold of 15%, subject to certain exceptions.  In connection with the Rights Plan, the Board of Directors authorized and declared a dividend to the Company’s stockholders of record at the close of business on August 15, 2019 of one preferred share purchase right (a “Right”) for each outstanding share of our common stock.  Upon certain triggering events, each Right will entitle the holder to purchase from us one five-thousandth (subject to adjustment) of one share of Series A Junior Participating Preferred Stock, $0.01 par value per share (the “Preferred Stock”) at an exercise price of $18.00 (the “Exercise Price”) per one five-thousandth of a share of Preferred Stock. In addition, if a person or group acquires beneficial ownership of 15% or more of our common stock without prior approval of our Board of Directors, or in the case of a person or group that beneficially owned more than 15% of our common stock prior to the issuance of the press release announcing the adoption of the Rights Agreement on August 2, 2019, such person or group acquires beneficial ownership of any additional shares of our common stock without prior approval of our Board of Directors, each holder of a Right (other than the acquiring person or group whose Rights will become void) will have the right to purchase, upon payment of the Exercise Price and in accordance with and subject to adjustment under the terms of the Rights Plan, a number of shares of our common stock having a market value of twice the Exercise Price (as adjusted). The complete terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”), dated as of August 1, 2019, between Francesca’s Holdings Corporation and Computershare Trust Company, N.A., as rights agent, which is included as Exhibit 4.1 to this Quarterly Report on Form 10-Q.

On August 13, 2019, Francesca’s Holdings Corporation (the “Company”), as a guarantor, certain of its subsidiaries, as borrowers (the “Borrowers”), and certain of its subsidiaries as guarantors (together with the Company and the Borrowers, the “Loan Parties”), entered into a Term Loan Credit Agreement (“Term Loan Credit Agreement”) with Tiger Finance, LLC, as administrative agent and the lenders party thereto. The Term Loan Credit Agreement provides for an aggregate term loan of $10.0 million and matures on August 13, 2022. Concurrent with entering into the Term Loan Credit Agreement, the Company and the other Loan Parties, entered into a First Amendment to ABL Credit Agreement (the “First Amendment to ABL Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, which amends the Company’s existing asset based revolving credit agreement, dated as of May 25, 2018, by and among the Company, the other Loan Parties, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “ABL Credit Agreement” and, as amended by the First Amendment to ABL Credit Agreement, the “Amended ABL Credit Agreement”). See “Asset Based Revolving Credit Facility” and “Term Loan Credit Agreement” under “Liquidity and Capital Resources” below for additional information.

On August 13, 2019, we announced the completion of our previously announced strategic alternatives review process as we intend to focus on the execution of our turnaround plan.

Our boutique count decreased to 718 boutiques as of August 3, 2019 from 742 boutiques as of August 4, 2018. As previously disclosed, our current priority is executing our turnaround plan which is aimed at improving comparable sales and profitability. As such, we plan to close at least 10 existing boutiques during the remainder of the fiscal year as we continue to optimize our existing boutique fleet. We plan to resume new boutique openings and remodels in the future, as appropriate, when the desired results are achieved under our turnaround plan.

Results of Operations

The following represents operating data for the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales change for period	(6)%	(6)%	(10)%	(6)%
Comparable sales results for the period (1)	(5)%	(13)%	(9)%	(15)%
Number of boutiques open at end of period	718	742	718	742
Net sales per average square foot for period (2)	$101	$105	$184	$202
Average square feet per boutique (3)	1,459	1,448	1,459	1,448
Total gross square feet at end of period	1,047,000	1,074,000	1,047,000	1,074,000

(1)	A boutique is included in comparable sales on the first day of the fifteenth full month following the boutique’s opening. If a boutique is closed for four or more days within a given fiscal week for any reason, we exclude sales from that boutique from comparable sales for that full fiscal week. If a boutique is permanently closed, we exclude sales from that boutique from comparable sales on the first day of the fiscal month that it did not register full month of sales. Comparable sales include our ecommerce sales and exclude gift card breakage income.
(2)	Net sales per average square foot is calculated by dividing net sales for the period by the average square feet during the period. For purposes of providing net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. For individual quarterly periods, average square feet is calculated as (a) the sum of total gross square feet at the beginning and end of the period divided by (b) two. For periods consisting of more than one fiscal quarter, average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.
(3)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.

Boutique Count

The following table summarizes the number of boutiques open at the beginning and end of the periods indicated.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Number of boutiques open at beginning of period	722	744	727	721
Boutiques added	1	4	4	31
Boutiques closed	(5)	(6)	(13)	(10)
Number of boutiques open at the end of period	718	742	718	742

Thirteen Weeks Ended August 3, 2019 Compared to Thirteen Weeks Ended August 4, 2018

	Thirteen Weeks Ended
	August 3, 2019		August 4, 2018		Variance
	In USD	As a % of Net Sales (1)	In USD	As a % of Net Sales (1)	In USD	%	Basis Points
	(in thousands, except percentages and basis points)
Net sales	$105,972	100.0%	$113,025	100.0%	$(7,053)	(6)%	-
Cost of goods sold and occupancy costs	65,469	61.8%	68,918	61.0%	(3,449)	(5)%	80
Gross profit	40,503	38.2%	44,107	39.0%	(3,604)	(8)%	(80)
Selling, general and administrative expenses	39,124	36.9%	43,277	38.3%	(4,153)	(10)%	(140)
Income from operations	1,379	1.3%	830	0.7%	549	66%	60
Interest expense	152	0.1%	112	0.1%	40	36%	-
Other income	259	0.2%	102	0.1%	157	154%	10
Income before income tax (benefit) expense	1,486	1.4%	820	0.7%	666	81%	70
Income tax (benefit) expense	(326)	(0.3)%	366	0.3%	(692)	(189)%	(60)
Net income	$1,812	1.7%	$454	0.4%	$1,358	299%	130

(1)	Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales decreased 6% to $106.0 million in the thirteen weeks ended August 3, 2019 from $113.0 million in the thirteen weeks ended August 4, 2018. This decrease was primarily due to a 5% decrease in comparable sales following a 13% decrease in the same period of the prior year. The decrease in comparable sales was the result of lower average unit retail prices associated with deeper markdowns. This was partially offset by higher boutique conversion rates and higher average units per transaction. There were 704 comparable boutiques and 14 non-comparable boutiques open at August 3, 2019 compared to 663 and 79, respectively, at August 4, 2018.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs decreased 5% to $65.5 million in the thirteen weeks ended August 3, 2019 from $68.9 million in the thirteen weeks ended August 4, 2018. Cost of merchandise and shipping expenses decreased by $2.3 million primarily due to decreased sales volume during the quarter. Occupancy costs decreased by $1.1 million due to lower depreciation associated with boutiques impaired in fiscal year 2018 and lower demolition costs associated with boutique remodels.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 61.8% in the thirteen weeks ended August 3, 2019 from 61.0% in the thirteen weeks ended August 4, 2018, an unfavorable variance of 80 basis points. This change was due to lower merchandise margins and deleveraging of occupancy costs as a result of lower sales. The decrease in merchandise margins was due to deeper markdowns but was partially offset by lower marked-out-of-stock charges.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 10% to $39.1 million in the thirteen weeks ended August 3, 2019 from $43.3 million in the thirteen weeks ended August 4, 2018. This decrease was primarily due to a $2.5 million decrease in boutique payroll and supplies associated with our cost reduction initiatives under our turnaround plan. Additionally, corporate payroll, stock-based compensation and other payroll related expenses decreased $0.7 million primarily due to lower headcount as a result of the workforce reduction in February 2019, marketing expenses decreased by $0.4 million, and asset write-off charges related to remodels decreased by $0.3 million.

As a percentage of net sales, selling, general and administrative expense decreased to 36.9% in the thirteen weeks ended August 3, 2019 as compared to 38.3% in the thirteen weeks ended August 4, 2018 due to leveraging of expenses.

Income Tax (Benefit) Expense

Income tax benefit was $(0.3) million in the thirteen weeks ended August 3, 2019 compared to an income tax expense of $0.4 million in the thirteen weeks ended August 4, 2018 while the effective income tax (benefit) expense rate was (22.0)% compared to 44.6% over the same period, respectively. The income tax benefit recognized in the thirteen weeks ended August 3, 2019 was based on our revised estimate of the Company’s annualized taxable income for fiscal year 2019.

Twenty-Six Weeks August 3, 2019 Compared to Twenty-Six Weeks Ended August 4, 2018

	Twenty-Six Weeks Ended
	August 3, 2019		August 4, 2018		Variance
	In USD	As a % of Net Sales (1)	In USD	As a % of Net Sales (1)	In USD	%	Basis Points
	(in thousands, except percentages and basis points)
Net sales	$193,097	100.0%	$213,430	100.0%	$(20,333)	(10)%	-
Cost of goods sold and occupancy costs	122,267	63.3%	130,960	61.4%	(8,693)	(7)%	200
Gross profit	70,830	36.7%	82,470	38.6%	(11,640)	(14)%	(200)
Selling, general and administrative expenses	79,118	41.0%	86,160	40.4%	(7,042)	(8)%	60
Loss from operations	(8,288)	(4.3)%	(3,690)	(1.7)%	4,598	125%	260
Interest expense	325	0.2%	229	0.1%	96	42%	10
Other income	372	0.2%	252	0.1%	120	48%	10
Loss before income tax expense (benefit)	(8,241)	(4.3)%	(3,667)	(1.7)%	4,574	125%	250
Income tax expense (benefit)	96	0.0%	(236)	(0.1)%	332	141%	20
Net loss	$(8,337)	(4.3)%	$(3,431)	(1.6)%	$4,906	143%	270

(1)	Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales decreased 10% to $193.1 million in the twenty-six weeks ended August 3, 2019 from $213.4 million in the twenty-six weeks ended August 4, 2018. This decrease was primarily due to a 9% decrease in comparable sales following a 15% decrease in the same period of the prior year. The decrease in comparable sales was primarily due a decline in traffic as well as lower average unit retail prices as a result of deeper markdowns. There were 704 comparable boutiques and 14 non-comparable boutiques open at August 3, 2019 compared to 663 and 79, respectively, at August 4, 2018.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs decreased 7% to $122.3 million in the twenty-six weeks ended August 3, 2019 from $131.0 million in the twenty-six weeks ended August 4, 2018. Cost of merchandise and shipping expenses decreased by $7.2 million primarily due to decreased sales volume. Occupancy costs decreased by $1.5 million due to lower depreciation associated with boutiques impaired in fiscal year 2018 and lower demolition costs associated with boutique remodels.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 63.3% in the twenty-six weeks ended August 3, 2019 from 61.4% in the twenty-six weeks ended August 4, 2018, an unfavorable variance of 200 basis points. This change was due to deleveraging of occupancy costs as a result of lower sales. Merchandise margins slightly decreased as the increase in markdowns were partially offset by lower marked-out-stock charges.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 8% to $79.1 million in the twenty-six weeks ended August 3, 2019 from $86.2 million in the twenty-six weeks ended August 4, 2018. This decrease was primarily due to a $5.7 million decrease in boutique payroll and supplies associated with our cost reduction initiatives under our turnaround plan. Additionally, stock-based compensation decreased $1.0 million primarily due to certain employee departures, marketing expenses decreased $0.7 million and freight expenses decreased $0.5 million as a result of lower sales volume. These decreases were partially offset by $2.2 million of consulting expenses associated with our review of strategic and financial alternatives and the implementation of our turnaround plan as well as higher audit and legal fees.

As a percentage of net sales, selling, general and administrative expense increased to 41.0% in the twenty-six weeks ended August 3, 2019 as compared to 40.4% in the twenty-six weeks ended August 4, 2018 due to deleveraging of expenses as a result of lower sales.

Income Tax Expense (Benefit)

Income tax expense was $0.1 million in the twenty-six weeks ended August 3, 2019 compared to an income tax benefit of $0.2 million in the twenty-six weeks ended August 4, 2018 while the effective income tax expense (benefit) rate was 1.2% compared to (6.4)% over the same period, respectively. The income tax expense in the current year-to-date period was related to state taxes while the prior year income tax benefit included a provision for net operating loss carryover partially offset by additional income tax expense related to the vesting of certain stock-based awards.

Sales by Merchandise Department

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 3, 2019		August 4, 2018		August 3, 2019		August 4, 2018
	In Dollars	As a % of Net Sales(1)	In Dollars	As a % of Net Sales(1)	In Dollars	As a % of Net Sales(1)	In Dollars	As a % of Net Sales(1)
	(in thousands, except percentages)
Apparel	$52,389	49.4%	$56,807	50.3%	$94,213	48.8%	$106,341	49.8%
Jewelry	27,957	26.4%	26,984	23.9%	51,835	26.8%	50,842	23.8%
Accessories	16,211	15.3%	17,181	15.2%	29,851	15.5%	32,664	15.3%
Gifts	8,532	8.1%	11,337	10.0%	16,375	8.5%	22,442	10.5%
Other (2)	883	0.8%	716	0.6%	823	0.4%	1,140	0.5%
	$105,972	100.0%	$113,025	100.0%	$193,097	100.0%	$213,430	100.0%

(1)	Percentage totals in the above table may not equal the sum of the components due to rounding.
(2)	Includes gift card breakage income, shipping and change in return reserve.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our Amended ABL Credit Agreement (see “Asset Based Revolving Credit Facility” below for more information) and Term Loan Credit Agreement (see “Term Loan Credit Agreement” below for more information). Our primary cash needs are for funding normal working capital requirements, the operation of our existing boutiques and ecommerce website, the implementation of our turnaround plan, and payments of interest and principal, if any, under our Amended ABL Credit Agreement and Term Loan Credit Agreement. We may use cash or our asset based revolving credit facility to issue letters of credit to support merchandise receipts or for other corporate purposes. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable, operating lease liabilities and other current liabilities. Our working capital position benefits from the fact that we generally collect cash from sales to customers the day of or, in the case of credit or debit card transactions, within several days of the related sales and we typically have up to 45 days to pay our inventory vendors and up to 60 days to pay other vendors.

At August 3, 2019, we had $22.0 million of cash and cash equivalents, and $10.0 million of borrowings outstanding, with $10.0 million of borrowing base availability under our ABL Credit Agreement. Of the total borrowing base availability as of August 3, 2019, $4.0 million was available to be drawn without consideration of the fixed charge coverage ratio requirement (as defined below). We were in compliance with all covenants under our ABL Credit Agreement as of August 3, 2019.

On August 13, 2019, we entered into a Term Loan Credit Agreement with Tiger Finance, LLC for an aggregate term loan of $10.0 million and matures on August 13, 2022. See “Term Loan Credit Agreement” below for more information. We used the proceeds from this Term Loan to pay the $10.0 million outstanding amount under our ABL Credit Agreement.

We expect that our cash flow from operations and any available borrowings under our Amended ABL Credit Agreement will be sufficient to fund capital expenditures and our working capital requirements for at least the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table:

	Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018
	(in thousands)
Provided by operating activities	$5,375	$10,936
Used in investing activities	(3,372)	(14,436)
Used in financing activities	(144)	(4,477)
Net increase (decrease) in cash and cash equivalents	$1,859	$(7,977)

Operating Activities

Operating activities consist of net income (loss) adjusted for non-cash items, including depreciation and amortization, deferred taxes, and the effect of working capital changes. Net cash provided by operating activities was $5.4 million in the twenty-six weeks ended August 3, 2019 compared to $10.9 million in the twenty-six weeks ended August 4, 2018. The decrease in cash provided by operating activities in the current period as compared to the same period of the prior year was primarily due to the increase in net loss and timing of payments of accounts payable partially offset by the $8.5 million income tax refund received in April 2019.

Investing Activities

Investing activities consist primarily of capital expenditures for new boutiques, improvements to existing boutiques, as well as investments in information technology and our distribution facility.

	Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018
	(in thousands)
Capital expenditures for:
Remodels	$1,575	$4,186
New boutiques	620	7,807
Existing boutiques	738	980
Technology	282	891
Corporate and distribution	157	572
	$3,372	$14,436

Our total capital expenditures for the twenty-six weeks ended August 3, 2019 and August 4, 2018 were $3.4 million and $14.4 million, respectively. Our spending in the twenty-six weeks ended August 3, 2019 was associated with the payment of prior year accrued constructions costs. Total net capital expenditure additions, on an accrual basis, for the twenty-six weeks ended August 3, 2019 totaled $1.4 million. As previously disclosed, we have substantially decreased, and expect to continue to substantially decrease, our investments in new boutiques, remodels and relocations in fiscal year 2019 until the desired results of our turnaround plan are achieved. For the twenty-six weeks ended August 4, 2018, our capital expenditures were mostly related to new boutique openings and remodels.

The following table summarizes new boutique openings and existing boutique remodels information for the periods presented.

	Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018
New boutiques:
Number of new boutiques opened	4	31
Average cost per new boutique	$420,000	$315,000
Average tenant allowance per new boutique	$-	$43,000

Remodels:
Number of boutiques remodeled	-	45
Average cost per remodeled boutique	$-	$140,000

The increase in average cost per new boutique in the twenty-six weeks ended August 3, 2019 compared to the comparable prior year period was primarily due to costs associated with bringing one new boutique in compliance with certain requirements. Additionally, we did not receive any tenant allowances for new boutiques opened during the current year period as we continued our focus on lowering rental rates.

Management anticipates that additional capital expenditures for the remainder of fiscal year 2019 will be approximately $2.6 million. The majority of this amount will be spent on improvements to existing boutiques and investments in existing technology.

Financing Activities

Financing activities consist of borrowings and payments under our Asset Based Revolving Credit Facility as well as repurchases of our common stock.

Net cash used in financing activities in the twenty-six weeks ended August 3, 2019 consisted of $5.0 million proceeds from borrowings under our ABL Credit Agreement that was subsequently repaid during the quarter and $0.1 million payment of debt issuance costs associated with our Term Loan Credit Agreement. Net cash used in financing activities in the twenty-six weeks ended August 4, 2018 was $4.4 million which primarily consisted of repurchases of common stock.

Asset Based Revolving Credit Facility

On May 25, 2018, the Borrowers, entered into the ABL Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. The ABL Credit Agreement provided for an Aggregate Revolving Commitments (as defined in the ABL Credit Agreement) of $50.0 million (including up to $10.0 million for letters of credit) and was scheduled to mature on May 25, 2023. On August 3, 2019, we had $10.0 million of borrowings outstanding and $10.0 million of borrowing base availability under the ABL Credit Agreement. Of the total borrowing base availability as of August 3, 2019, $4.0 million was available to be drawn without consideration of the fixed charge coverage ratio requirement contained in the ABL Credit Agreement. Additionally, there were no letters of credit outstanding as of August 3, 2019.

On August 13, 2019, concurrent with entering into the Term Loan Credit Agreement (described below), the Borrowers, entered into the First Amendment to ABL Credit Agreement. The First Amendment to ABL Credit Agreement, among other things, (i) reduced the Aggregate Revolving Commitment (as defined in the Amended ABL Credit Agreement) from $50.0 million to $40.0 million; (ii) allowed the Loan Parties to enter into the Term Loan Credit Agreement; (iii) changed the maturity date under the Amended ABL Credit Agreement from May 23, 2023 to the earlier of (a) May 23, 2023 and (b) the date that is 90 days prior to any scheduled maturity of the Term Loan; (iv) removed the requirement to maintain the minimum fixed charge coverage ratio previously contained in the ABL Credit Agreement; and (v) limits the amount of capital expenditures that the Loan Parties may make through the fiscal year ending in 2021, provided that the Loan Parties may make unlimited amounts of capital expenditures if certain payment conditions are met. The reduced Aggregate Revolving Commitment of $40.0 million exceeds the current borrowing base under the Amended ABL Credit Agreement by a significant amount and such reduction therefore does not result in any reduction in available borrowings under the Amended ABL Credit Agreement.

Availability under the Amended ABL Credit Agreement is subject to a customary borrowing base comprised of: (a) a specified percentage of the Borrower’s credit card accounts (as defined in the Amended ABL Credit Agreement); and (b) a specified percentage of the Borrower’s eligible inventory (as defined in the Amended ABL Credit Agreement), and reduced by (c) certain customary reserves and adjustments (as defined in the Amended ABL Credit Agreement).

All obligations of each Loan Party under the Amended ABL Credit Agreement continue to be unconditionally guaranteed by the Company and each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries, including the Borrowers. All obligations under the Amended ABL Credit Agreement, and the guarantees of those obligations (as well as banking services obligations and any interest rate hedging or other swap agreements), are secured by substantially all of the assets of the Company and each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries. Additionally, the Amended ABL Credit Agreement contains customary events of default and requires the Loan Parties to comply with certain financial covenants, including a restriction prohibiting the Loan Parties from declaring or making dividend payments, subject to certain exceptions. In addition, the Company may declare or make dividend payments, subject to the satisfaction of the Payment Conditions (as defined in the Amended ABL Credit Agreement). The Amended ABL Credit Agreement also requires that the auditor’s report on the Company’s audited financial statements for the previous fiscal year does not contain a “going concern” or like qualification or exception.

Borrowings under the Amended ABL Credit Agreement continue to bear interest at a rate equal to an applicable margin plus, at the option of the Borrowers, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the federal funds rate plus 1/2 of 1.00%, and (3) LIBOR for an interest period of one month plus 1.00% (subject to a 0.0% LIBOR floor), provided that that the interest rate for base rate borrowings (including the addition of the applicable margin) shall be no less than 1.50% per annum, or (b) in the case of LIBOR borrowings, a rate equal to the LIBOR for the interest period relevant to such borrowing subject to a 0.00% floor. The applicable margin for borrowings under the Amended ABL Credit Agreement ranges from -0.50% to 0.00% per annum with respect to base rate borrowings and from 1.25% to 1.75% per annum with respect to LIBOR borrowings, in each case based upon the achievement of specified levels of the Fixed Charge Coverage Ratio (as defined in the Amended ABL Credit Agreement). The Amended ABL Credit Agreement also requires the Borrowers to pay a commitment fee for the unused portion of the revolving credit facility of 0.20% per annum.

The Amended ABL Credit Agreement contains customary affirmative and negative covenants, including limitations, subject to customary exceptions, on the ability of the Company and its subsidiaries to (i) incur additional debt; (ii) create liens; (iii) make certain investments, acquisitions, loans and advances; (iv) sell assets; (v) pay dividends or make distributions or make other restricted payments; (vi) prepay other indebtedness; (vii) engage in mergers or consolidations; (viii) change the business conducted by the Company and its subsidiaries; (ix) engage in certain transactions with affiliates; (x) enter into agreements that restrict dividends from subsidiaries or the ability of subsidiaries to grant liens upon their assets; and (xi) amend certain charter documents and material agreements governing subordinated and junior indebtedness.

The Amended ABL Credit Agreement also contains customary events of default, including: (i) failure to pay principal, interest, fees or other amounts under the Amended ABL Credit Agreement when due taking into account any applicable grace period; (ii) any representation or warranty proving to have been materially incorrect when made or deemed made; (iii) a cross default with respect to other material indebtedness; (iv) bankruptcy and insolvency events; (v) unsatisfied material final judgments; (vi) a “change of control”; (vii) certain defaults under the Employee Retirement Income Security Act of 1974; (viii) the invalidity or impairment of any loan document or any security interest; and (ix) breach of covenants in the Amended ABL Credit Agreement and other loan documents.

Term Loan Credit Agreement

On August 13, 2019, the Loan Parties, entered into the Term Loan Credit Agreement with Tiger Finance, LLC, as administrative agent and the lenders party thereto. The Term Loan Credit Agreement provides for an aggregate term loan of $10.0 million and matures on August 13, 2022. The Term Loan Credit Agreement is subject to a combined borrowing base together with the Company’s existing asset based revolving credit facility under the Amended ABL Credit Agreement. As of August 31, 2019, the combined borrowing base availability was $16.3 million.

All obligations of each Loan Party under the Term Loan Credit Agreement are unconditionally guaranteed by the Company and each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries, including the Borrowers. All obligations under the Term Loan Credit Agreement, and the guarantees of those obligations, are secured on a junior lien basis by substantially all of the assets of the Company and each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries.

The loan under the Term Loan Credit Agreement (the “Term Loan”) bears interest at a rate equal to LIBOR for the interest period relevant to the Term Loan, subject to a 0.00% floor, plus 8.00%, provided that the interest rate on the Term Loan will not be less than 10.00%. The Term Loan Credit Agreement also requires the Borrowers to pay a closing fee equal to 2.50% of the amount of the Term Loan and an annual agency fee of $50,000.

The Term Loan Credit Agreement contains customary affirmative and negative covenants, including limitations, subject to customary exceptions, on the ability of the Company and its subsidiaries to (i) incur additional debt; (ii) create liens; (iii) make certain investments, acquisitions, loans and advances; (iv) sell assets; (v) pay dividends or make distributions or make other restricted payments; (vi) prepay other indebtedness; (vii) engage in mergers or consolidations; (viii) change the business conducted by the Company and its subsidiaries; (ix) engage in certain transactions with affiliates; (x) enter into agreements that restrict dividends from subsidiaries or the ability of subsidiaries to grant lines upon their assets; and (xi) amend certain charter documents and material agreements governing subordinated and junior indebtedness.

In addition, the Term Loan Credit Agreement limits the amount of capital expenditures that the Loan Parties may make through the fiscal year ending in 2021, provided that the Loan Parties may make unlimited amounts of capital expenditures if certain payment conditions are met.

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

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019. Except as noted below, as of August 3, 2019, there were no significant changes to any of our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Leases

On February 3, 2019, we adopted the provisions of Accounting Standards Codification (“ASC”) 842, “Leases”, using the additional, optional transition method which allows entities to initially apply the new standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings at the date of adoption. Prior period amounts and disclosures were not adjusted and continue to be reported under ASC 840, “Leases.” As a result of the adoption, we recorded an operating lease liability of $278.9 million and operating lease right-of-use (“ROU”) asset of $242.9 million at February 3, 2019. Additionally, we recognized $1.8 million cumulative-effect adjustment to the beginning balance of retained earnings related to the impairment of certain ROU assets subjected to impairment testing under existing accounting guidance for which indicators of impairment existed at the time of the adoption of ASC 842. The adoption of ASC 842 did not have a material impact to the unaudited consolidated statements of operations or cash flows. See Note 1 to our accompanying consolidated financial statements for additional information.

We lease our boutiques, distribution center and office space, and certain boutique and corporate office equipment under operating leases. In accordance with ASC 842, we determine if an arrangement is a lease at inception and recognize operating lease ROU assets and operating lease liabilities at commencement date based on the net present value of the fixed lease payments over the lease term and, for operating lease ROU assets, include initial direct costs and exclude lease incentives. Variable lease payments are expensed as incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will elect that option. Subsequent to the recognition of its operating lease ROU assets and operating lease liabilities, we recognize lease expense related to its operating lease payments on a straight-line basis over the lease term.

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

The quantitative analysis involves estimating the undiscounted future cash flows directly related to that asset and comparing it against its carrying value. If the carrying value of the asset is greater than the sum of the undiscounted future cash flows, an impairment loss is recognized for the difference between the carrying value of the asset and its fair value. The fair value of the asset group is generally determined using discounted future cash flows or a market participant’s ability to generate economic benefits using the asset in its highest and best use, whichever is appropriate. The determination of fair value takes into account the asset’s historical performance, current sales trends, market conditions and other relevant factors deemed material, and discounted using a rate commensurate with the risk. The inputs used in the determination of the fair value are considered as Level 3 inputs in the fair value hierarchy, which require a significant degree of judgment and are based on our own assumptions.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, please refer to Note 1 to our unaudited consolidated financial statements included in Part I of this Report, which is incorporated herein by reference.

Contractual Obligations

There were no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, other than those which occur in the normal course of business. In addition, subsequent to August 3, 2019, we entered into the Term Loan Credit Agreement and First Amendment to ABL Credit Agreement as discussed above.

Off Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility under the Amended ABL Agreement and Term Loan carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows could be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future. At August 3, 2019, $10.0 million was outstanding under our ABL Credit Agreement.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of August 3, 2019.

There were no changes in our internal control over financial reporting during the quarter ended August 3, 2019 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings involving us, please refer to Note 10 to our unaudited consolidated financial statements included in Part I of this Report, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Except as noted below, there have been no material changes to our risk factors as previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 and filed with the SEC on May 3, 2019.

Our Board of Directors has adopted a limited duration stockholder rights plan, which could delay or discourage a merger, tender offer, or assumption of control of the Company not approved by our Board of Directors.

On July 31, 2019, our Board of Directors adopted a limited duration stockholder rights plan (the “Rights Plan”) with an expiration date of August 1, 2022 and an ownership trigger threshold of 15%, subject to certain exceptions. In connection with the Rights Plan, our Board of Directors authorized and declared a dividend to stockholders of record at the close of business on August 15, 2019 of one preferred share purchase right (a “Right”) for each outstanding share of our common stock.

Upon certain triggering events, each Right will entitle the holder to purchase from us one five-thousandth (subject to adjustment) of one share of Series A Junior Participating Preferred Stock, $0.01 par value per share (the “Preferred Stock”) at an exercise price of $18.00 (the “Exercise Price”) per one five-thousandth of a share of Preferred Stock.  In addition, if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock without prior approval of our Board of Directors, or in the case of a person or group that beneficially owned more than 15% of our common stock prior to the issuance of the press release announcing the adoption of the Rights Agreement on August 2, such person or group acquires beneficial ownership of any additional shares of our common stock without prior approval of our Board of Directors, each holder of a Right (other than the acquiring person or group whose Rights will become void) will have the right to purchase, upon payment of the Exercise Price and in accordance with and subject to adjustment under the terms of the Rights Plan, a number of shares of our common stock having a market value of twice the Exercise Price (as adjusted).

The Rights Plan is intended to enable all of our stockholders to realize the value of their investment in the Company, ensure that all stockholders receive fair treatment, and provide our Board of Directors and stockholders with adequate time to make informed decisions. The Rights Plan is not intended to deter offers that are fair and otherwise in the best interests of the Company’s stockholders. However, the Rights Plan could render more difficult, or discourage, a merger, tender offer, or assumption of control of the Company that is not approved by our Board of Directors, even if such a transaction would be beneficial to our stockholders. These deterrents could adversely affect the price of our common stock.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1.1	Amended and Restated Certificate of Incorporation of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.3 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011)

3.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Francesca’s Holdings Corporation (incorporated to Exhibit 3.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on July 1, 2019)

3.1.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Francesca’s Holdings Corporation (incorporated to Exhibit 3.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on August 2, 2019)

3.2	Amended and Restated Bylaws of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on September 20, 2016)

4.1	Rights Agreement, dated as of August 1, 2019, between Francesca’s Holdings Corporation and Computershare Trust Company, N.A., as Rights Agent, which includes the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Preferred Stock of Francesca’s Holdings Corporation as Exhibit C (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on August 2, 2019)

4.2	Form of Right Certificate representing the right to purchase shares of Series A Junior Participating Preferred Stock of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on August 2, 2019)

10.1	Term Loan Credit Agreement, dated as of August 13, 2019, by and among Francesca’s Holdings Corporation, its subsidiaries party thereto as loan parties, the lenders party thereto and Tiger Finance, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on August 14, 2019)

10.2	First Amendment to Credit Agreement, dated as of August 13, 2019, by and among Francesca’s Holdings Corporation, its subsidiaries party thereto as loan parties, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on August 14, 2019)

10.3+	Form of Director Restricted Stock Award Agreement under the Francesca’s Holdings Corporation 2015 Equity Incentive Plan (filed herewith)

10.4+	Employment Letter Agreement between Cindy Thomassee and Francesca’s Services Corporation, Francesca’s Holdings Corporation and Francesca’s Collections, Inc. (filed herewith)

31.1	Certification of Interim Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (filed herewith)

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of August 3, 2019, February 2, 2019 and August 4, 2018, (ii) the Unaudited Consolidated Statements of Operations for the Thirteen and Twenty-Six Weeks Ended August 3, 2019 and August 4, 2018, (iii) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Twenty-Six Weeks Ended August 3, 2019 and August 4, 2018, (iv) Unaudited Consolidated Statements of Cash Flows for the Twenty-six Weeks ended August 3, 2019 and August 4, 2018 and (v) the Notes to the Unaudited Consolidated Financial Statements.

+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Francesca’s Holdings Corporation
(Registrant)

Date: September 10, 2019	/s/ Cindy Thomassee
Cindy Thomassee
Chief Financial Officer (duly authorized officer and Principal Financial and Accounting Officer)

