Form 10-Q
period 2019-11-02
Francesca's Holdings CORP
filed 2019-12-11
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 2, 2019

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

The registrant had 3,056,042 shares (excluding 923,287 shares of treasury stock) of its common stock outstanding as of November 30, 2019.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Francesca’s Holdings Corporation
Unaudited Consolidated Balance Sheets
(In thousands, except share amounts)

	November 2, 2019	February 2, 2019	November 3, 2018
ASSETS
Current assets:
Cash and cash equivalents	$21,154	$20,103	$10,720
Accounts receivable	5,292	16,309	17,134
Inventories	47,983	30,478	40,404
Prepaid expenses and other current assets	12,024	10,357	10,854
Total current assets	86,453	77,247	79,112
Operating lease right-of-use assets, net	227,204	-	-
Property and equipment, net	56,653	71,207	79,842
Deferred income taxes	-	-	15,554
Other assets, net	3,471	4,588	4,958

TOTAL ASSETS	$373,781	$153,042	$179,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,488	$24,330	$37,436
Accrued liabilities	13,929	11,333	12,264
Operating lease liabilities	48,845	-	-
Total current liabilities	85,262	35,663	49,700
Operating lease liabilities	211,123	-	-
Landlord incentives and deferred rent	-	33,989	34,997
Long-term debt	18,904	10,000	-
Other liabilities	552	-	-
Total liabilities	315,841	79,652	84,697

Commitments and contingencies

Stockholders’ equity:
Common stock - $0.01 par value, 80.0 million shares authorized; 4.0 million, 3.9 million and 3.9 million issued at November 2, 2019, February 2, 2019 and November 3, 2018, respectively*	40	39	40
Additional paid-in capital*	112,967	113,121	113,225
Retained earnings	104,954	120,251	141,525
Treasury stock, at cost - 0.9 million shares at each of November 2, 2019, February 2, 2019 and November 3, 2018*	(160,021)	(160,021)	(160,021)
Total stockholders’ equity	57,940	73,390	94,769

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$373,781	$153,042	$179,466

* Reflects the 12-to-1 reverse stock split that became effective on July 1, 2019. Refer to Note 1 - Summary of Significant Accounting Policies for further information.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales	$95,503	$95,375	$288,600	$308,805
Cost of goods sold and occupancy costs	57,985	61,730	180,252	192,690
Gross profit	37,518	33,645	108,348	116,115
Selling, general, and administrative expenses	40,401	42,286	119,330	128,298
Asset impairment charges	1,356	14,419	1,545	14,567
Loss from operations	(4,239)	(23,060)	(12,527)	(26,750)
Interest expense	394	51	719	280
Other expense (income)	107	(151)	(265)	(403)
Loss before income tax expense (benefit)	(4,740)	(22,960)	(12,981)	(26,627)
Income tax expense (benefit)	395	(6,737)	491	(6,973)
Net loss	$(5,135)	$(16,223)	$(13,472)	$(19,654)

Basic loss per common share*	$(1.76)	$(5.59)	$(4.64)	$(6.78)
Diluted loss per common share*	$(1.76)	$(5.59)	$(4.64)	$(6.78)

Weighted average shares outstanding:
Basic shares*	2,910	2,900	2,906	2,900
Diluted shares*	2,910	2,900	2,906	2,900

* Reflects the 12-to-1 reverse stock split that became effective on July 1, 2019. Refer to Note 1 - Summary of Significant Accounting Policies for further information.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Common Stock*		Additional		Treasury	Total
Fiscal Year 2019	Shares Outstanding	Par Value	Paid-in Capital*	Retained Earnings	Stock, at Cost	Stockholders' Equity
Balance, February 2, 2019	2,972	$39	$113,121	$120,251	$(160,021)	$73,390
Cumulative effect adjustment on adoption of new accounting standard	-	-	-	(1,825)	-	(1,825)
Net loss	-	-	-	(10,149)	-	(10,149)
Stock-based compensation	-	-	(271)	-	-	(271)
Restricted stocks forfeited	(14)	-	-	-	-	-
Balance, May 4, 2019	2,958	39	112,850	108,277	(160,021)	61,145
Net income	-	-	-	1,812	-	1,812
Stock-based compensation	-	-	24	-	-	24
Fractional shares cancelled	(1)	-	(4)	-	-	(4)
Restricted stocks issued, net of forfeitures	99	1	(1)	-	-	-
Balance, August 3, 2019	3,056	40	112,869	110,089	(160,021)	62,977
Net loss	-	-	-	(5,135)	-	(5,135)
Stock-based compensation	-	-	98	-	-	98
Balance, November 2, 2019	3,056	40	112,967	104,954	(160,021)	57,940

	Common Stock*		Additional		Treasury	Total
Fiscal Year 2018	Shares Outstanding	Par Value	Paid-in Capital*	Retained Earnings	Stock, at cost	Stockholders' Equity
Balance, February 3, 2018	2,990	$39	$111,863	$159,045	$(156,499)	$114,448
Cumulative effect adjustment on adoption of new accounting standards, net of tax	-	-	-	2,134	-	2,134
Net loss	-	-	-	(3,885)	-	(3,885)
Stock-based compensation	-	-	418	-	-	418
Restricted stocks issued, net of forfeitures	71	1	(1)	-	-	-
Shares withheld related to net settlement of equity awards	-	-	(26)	-	-	(26)
Repurchases of common stock	(55)	-	-	-	(3,522)	(3,522)
Balance, May 5, 2018	3,006	40	112,254	157,294	(160,021)	109,567
Net income	-	-	-	454	-	454
Stock-based compensation	-	-	315	-	-	315
Restricted stocks issued, net of forfeitures	13	-	-	-	-	-
Balance, August 4, 2018	3,019	40	112,569	157,748	(160,021)	110,336
Net loss	-	-	-	(16,223)	-	(16,223)
Stock-based compensation	-	-	707	-	-	707
Restricted stocks issued, net of forfeitures	(3)	-	-	-	-	-
Shares withheld related to net settlement of equity awards	(1)	-	(51)	-	-	(51)
Balance, November 3, 2018	3,015	40	113,225	141,525	(160,021)	94,769

* Reflects the 12-to-1 reverse stock split that became effective on July 1, 2019. Refer to Note 1 - Summary of Significant Accounting Policies for further information.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018
Cash Flows (Used in) Provided by Operating Activities:
Net loss	$(13,472)	$(19,654)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	16,698	18,742
Stock-based compensation expense	403	1,440
Loss on sale of assets	99	633
Asset impairment charges	1,545	14,567
Deferred income taxes	-	(6,848)
Other	161	-
Changes in operating assets and liabilities:
Accounts receivable	11,017	(492)
Inventories	(17,505)	(13,588)
Prepaid expenses and other assets	(1,566)	(2,983)
Accounts payable	257	16,966
Accrued liabilities	2,596	359
Operating lease right-of-use assets and lease liabilities, net	(4,449)	-
Landlord incentives and deferred rent	-	(3,340)
Net cash (used in) provided by operating activities	(4,216)	5,802

Cash Flows Used in Investing Activities:
Purchases of property and equipment	(3,299)	(21,885)
Net cash used in investing activities	(3,299)	(21,885)

Cash Flows Provided by (Used in) Financing Activities:
Proceeds from borrowings under the revolving credit facility	15,000	-
Proceeds from borrowings under the term loan	10,000
Repayments of borrowings under the revolving credit facility	(15,000)	-
Payment of debt issuance costs	(1,434)	(471)
Taxes paid related to net settlement of equity awards	-	(77)
Repurchases of common stock	-	(3,980)
Net cash provided by (used in) financing activities	8,566	(4,528)

Net increase (decrease) in cash and cash equivalents	1,051	(20,611)
Cash and cash equivalents, beginning of year	20,103	31,331
Cash and cash equivalents, end of period	$21,154	$10,720

Supplemental Disclosures of Cash Flow Information:
Cash (received) paid for income taxes	$(8,747)	$244
Interest paid	$475	$121

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Francesca’s Holdings Corporation is a holding company incorporated in 2007 under the laws of the State of Delaware whose business operations are conducted through its subsidiaries.  Unless the context otherwise requires, the “Company,” refers to Francesca’s Holdings Corporation and its consolidated subsidiaries. The Company operates a nationwide-chain of boutiques providing its customers with a unique, fun and personalized shopping experience. The merchandise assortment the Company offers is a diverse and balanced mix of apparel, jewelry, accessories and gifts at attractive values. The Company aims to offer a differentiated shopping experience and quality, on-trend merchandise at a compelling value, across a wide variety of geographic markets and shopping venues. At November 2, 2019, the Company operated 714 boutiques, which are located in 47 states throughout the United States and the District of Columbia, and also served its customers though www.francescas.com, its ecommerce website.

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

Fiscal Year

The Company maintains its accounts on a 52- or 53-week year ending on the Saturday closest to January 31st. Fiscal years 2019 and 2018 each include 52 weeks of operations. The fiscal quarters ended November 2, 2019 and November 3, 2018 refer to the thirteen week periods ended as of those dates. The year-to-date periods ended November 2, 2019 and November 3, 2018 refer to the thirty-nine week periods ended as of those dates.

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

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 changes the methodology for measuring credit losses on financial instruments and timing of when such losses are recorded. Since the original issuance of ASU 2016-13, the FASB has issued several amendments and updates to this guidance. This new guidance is effective for public companies, except for smaller reporting companies, for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For smaller reporting companies, this new guidance will be effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The guidance is to be adopted using the modified retrospective approach. The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures.

2.	Revenues

The Company disaggregates net sales into the following major merchandise departments.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
	(in thousands)
Apparel	$46,523	$48,397	$140,736	$154,738
Jewelry	26,073	22,855	77,908	73,697
Accessories	15,147	14,844	44,998	47,509
Gifts	7,064	8,685	23,439	31,127
Others (1)	696	594	1,519	1,734
	$95,503	$95,375	$288,600	$308,805

(1)	Includes gift card breakage income, shipping revenues and change in return reserve.

Contract liability

The Company recognizes a contract liability related to its gift cards. The Company accounts for the sale of gift cards as a liability at the time a gift card is sold. The liability is relieved and revenue is recognized upon redemption of the gift card. The Company’s gift cards do not have an expiration date. Income from gift card breakage is estimated based on historical redemption patterns and recognized over the historical redemption period. Unredeemed gift cards at the end of the prior fiscal year recognized in revenues was $0.6 million in each of thirteen weeks ended November 2, 2019 and November 3, 2018 and was 3.7 million in each of the thirty-nine weeks ended November 2, 2019 and November 3, 2018. As of November 2, 2019 and November 3, 2018, the liability for unredeemed gift cards totaled $3.7 million and $4.3 million, respectively.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
	(in thousands, except per share data)
Numerator:
Net loss	$(5,135)	$(16,223)	$(13,472)	$(19,654)

Denominator:
Weighted-average common shares outstanding – basic (1)	2,910	2,900	2,906	2,900
Restricted stocks awards, restricted stock units and stock options (1)	-	-	-	-
Weighted-average common shares outstanding – diluted (1)	2,910	2,900	2,906	2,900

Per common share:
Basic loss per common share(1)	$(1.76)	$(5.59)	$(4.64)	$(6.78)
Diluted loss per common share (1)	$(1.76)	$(5.59)	$(4.64)	$(6.78)

(1)	Reflects the 12-to-1 reverse stock split that became effective on July 1, 2019. Refer to Note 1 – Summary of Significant Accounting Policies for further information.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

Due to the Company being in a net loss position in each period presented in the table above, potentially issuable shares under the Company’s stock-based compensation plans which amounted to 0.1 million shares in each of the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018 were excluded in the computation of diluted loss per shares due to their anti-dilutive effect. The Company also excluded contingently issuable performance-based awards totaling 0.1 million in each of the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018 from the computation of diluted earnings per share because the pre-established goals had not been satisfied as of the end of each period.

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

In connection with the Company’s quarterly impairment review process, the Company identified events and circumstances indicating that the carrying amounts of certain boutique long-lived assets, including operating lease ROU assets, may be impaired. In determining whether an impairment has occurred, the Company considered both qualitative and quantitative factors.

The quantitative analysis involves estimating the undiscounted future cash flows of the boutique long-lived assets and comparing such cash flows against the carrying value of the boutique’s assets, including operating lease ROU assets. If the carrying value of the boutique’s assets is greater than the sum of the undiscounted future cash flows, an impairment charge is recognized for the difference between the carrying value of the boutique’s assets and its fair value. The fair value of the asset group is generally determined using discounted future cash flows or a market participant’s ability to generate economic benefits using the asset in its highest and best use, whichever is appropriate. The discounted future cash flows are determined based on such boutique’s historical experience, current sales trends, market conditions and other relevant factors deemed material, and discounted using a rate commensurate with the risk. The inputs used in the determination of discounted future cash flows are considered as Level 3 inputs in the fair value hierarchy, which require a significant degree of judgment and are based on the Company’s own assumptions.

Based on the results of such assessment, the Company recorded non-cash asset impairment charges of $1.4 million and $14.4 million in the thirteen weeks ended November 2, 2019 and November 3, 2018, respectively. The impairment charges in the thirteen weeks ended November 2, 2019 were mostly related to the write-down of operating lease ROU assets for four underperforming boutiques, while the impairment charges in the thirteen weeks ended November 3, 2018 were mostly related to the write-down of property and equipment for 129 underperforming boutiques.

6.	Income Taxes

The provision for income tax expense (benefit) is based on the Company’s current estimate of the annual effective tax rate. The effective income tax expense (benefit) rates for the thirteen weeks ended November 2, 2019 and November 3, 2018 were 8.3% and (29.3)%, respectively, and for the thirty-nine weeks ended November 2, 2019 and November 3, 2018 were 3.8% and (26.2)%, respectively. The change in the effective income tax expense (benefit) rate in each period presented was due to the Company’s estimate of its annualized taxable income for fiscal year 2019, after consideration of net operating loss carryover, while the prior year income tax benefit was due to the Company being in a net loss position. The Company continues to provide a full valuation allowance on its net deferred tax assets.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

The Company had $1.4 million and $10.1 million of income tax receivable as of November 2, 2019 and November 3, 2018, respectively. As previously disclosed, the Company received an income tax refund of $8.5 million from the IRS on April 22, 2019.

7.	Long-Term Debt

Long-term debt consisted of the following:

	November 2, 2019	February 2, 2019	November 3, 2018
	(in thousands)
Asset based revolving credit facility	$10,000	$10,000	$-

Term loan	10,000	-	-
Unamortized debt issuance costs	(1,096)	-	-
	8,904		-
	$18,904	$10,000	$-

Asset Based Revolving Credit Facility

On May 25, 2018, Francesca’s Holdings Corporation (the “Holdings”), as guarantor, certain of its subsidiaries, as borrowers (the “Borrowers”), and certain of its subsidiaries as guarantors (together with Holdings, and the Borrowers, the “Loan Parties”) entered into an asset based revolving credit agreement (the “ABL Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. The ABL Credit Agreement provided for Aggregate Revolving Commitments (as defined in the ABL Credit Agreement) of $50.0 million (including up to $10.0 million for letters of credit) and was scheduled to mature on May 25, 2023.

On August 13, 2019, concurrent with entering into the Term Loan Credit Agreement (described below), the Borrowers, entered into the first amendment to ABL Credit Agreement (the “First Amendment to ABL Credit Agreement”), which amends the Company’s existing ABL Credit Agreement (the ABL Credit Agreement, as amended by the First Amendment to ABL Credit Agreement, the “Amended ABL Credit Agreement”). The First Amendment to ABL Credit Agreement, among other things, (i) reduced the Aggregate Revolving Commitments (as defined in the Amended ABL Credit Agreement) from $50.0 million to $40.0 million; (ii) allowed the Loan Parties to enter into the Term Loan Credit Agreement with Tiger Finance, LLC.; (iii) changed the maturity date under the Amended ABL Credit Agreement from May 23, 2023 to the earlier of (a) May 23, 2023 and (b) the date that is 90 days prior to any scheduled maturity of the Term Loan; (iv) institutes a combined borrowing base together with the Company’s new Term Loan Credit Agreement (described below); (v) removed the requirement to maintain the minimum fixed charge coverage ratio previously contained in the ABL Credit Agreement; and (vi) limits the amount of capital expenditures that the Loan Parties may make through the fiscal year ending in 2021, provided that the Loan Parties may make unlimited amounts of capital expenditures if certain payment conditions are met. In connection with the First Amendment to ABL Credit Agreement, the Company wrote-off $0.2 million of unamortized debt issuance costs associated with the reduction in borrowing capacity during the thirty-nine weeks ended November 2, 2019, which is included in other expense in the accompanying unaudited statements of operations. Additionally, the Company incurred $0.2 million of debt issuance costs during the thirty-nine weeks ended November 2, 2019, which is being amortized over the remaining term of the Amended ABL Credit Agreement.

Availability under the Amended ABL Credit Agreement is subject to a customary borrowing base comprised of: (a) a specified percentage of the Borrower’s credit card accounts (as defined in the Amended ABL Credit Agreement); and (b) a specified percentage of the Borrower’s eligible inventory (as defined in the Amended ABL Credit Agreement), and reduced by (c) certain customary reserves and adjustments (as defined in the Amended ABL Credit Agreement). The combined borrowing base is the lesser of (i) the sum of the (a) the Revolving Loan Cap (as defined in the Amended ABL Agreement), which is the less of (x) $34.0 million and (y) the borrowing base under the Amended ABL Credit Agreement, plus, (b) any outstanding amount under the Term Loan Credit Agreement and (ii) the Term Loan Credit Agreement borrowing base (described below). As of November 2, 2019, the Company had $24.0 million of combined borrowing base availability under the Amended ABL Credit Agreement and the Term Loan Credit Agreement.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

All obligations of each Loan Party under the Amended ABL Credit Agreement continue to be unconditionally guaranteed by the Company and each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries, including the Borrowers. All obligations under the Amended ABL Credit Agreement, and the guarantees of those obligations (as well as banking services obligations and any interest rate hedging or other swap agreements), are secured by substantially all of the assets of the Company and each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries. Additionally, the Amended ABL Credit Agreement contains customary events of default and requires the Loan Parties to comply with certain financial covenants, including a restriction on the amount of capital expenditures that the Loan Parties may make through 2021, subject to certain exceptions. In addition, the Company may declare or make dividend payments, subject to the satisfaction of the Payment Conditions (as defined in the Amended ABL Credit Agreement). The Amended ABL Credit Agreement also requires that the auditor’s report on the Company’s audited financial statements does not contain a “going concern” or like qualification or exception.

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

Term Loan Credit Agreement

On August 13, 2019, the Loan Parties, entered into the Term Loan Credit Agreement (“Term Loan Credit Agreement”) with Tiger Finance, LLC, as administrative agent and the lenders party thereto. The Term Loan Credit Agreement provides for an aggregate term loan of $10.0 million and matures on August 13, 2022.

The Term Loan Credit Agreement is subject to a combined borrowing base together with the Company’s existing asset based revolving credit facility under the Amended ABL Credit Agreement. This borrowing base is comprised of: (a) a specified percentage of the Borrower’s credit card accounts (as defined in the Term Loan Credit Agreement); and (b) a specified percentage of the Borrower’s eligible inventory (as defined in the Term Loan Credit Agreement), and reduced by (c) certain customary reserves and adjustments (as defined in the Term Loan Credit Agreement). As of November 2, 2019, the Company had $24.0 million of combined borrowing base availability under the Term Loan Credit Agreement and the Amended ABL Credit Agreement.

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

The loan under the Term Loan Credit Agreement (the “Term Loan”) bears interest at a rate equal to LIBOR for the interest period relevant to the Term Loan, subject to a 0.00% floor, plus 8.00%, provided that the interest rate on the Term Loan will not be less than 10.00%. The Term Loan Credit Agreement also requires the Borrowers to pay an annual agency fee of $50,000.

In connection with the Term Loan Credit Agreement, the Company incurred $1.2 million of debt issuance costs during the thirty-nine weeks ended November 2, 2019, which is being amortized over the life of the Term Loan Credit Agreement.

8.	Stockholder Rights Plan

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

Upon certain triggering events (none of which have occurred as of November 2, 2019), each Right will entitle the holder thereof to purchase from the Company one five-thousandth (subject to adjustment) of one share of Series A Junior Participating Preferred Stock, $0.01 par value per share of the Company (the “Preferred Stock”) at an exercise price of $18.00 (the “Exercise Price”) per one five-thousandth of a share of Preferred Stock. In addition, if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock without prior approval of the Company’s Board of Directors, or in the case of a person or group that beneficially owned more than 15% of the Company’s common stock prior to the issuance of the press release announcing the adoption of the Rights Agreement on August 2, 2019, such person or group acquires beneficial ownership of any additional shares of the Company’s common stock without prior approval of the Company’s Board of Directors, each holder of a Right (other than the acquiring person or group whose Rights will become void) will have the right to purchase, upon payment of the Exercise Price and in accordance with and subject to the adjustment under the terms of the Rights Plan, a number of shares of the Company’s common stock having a market value of twice the Exercise Price (as adjusted). The complete terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”), dated as of August 1, 2019, between the Company and Computershare Trust Company, N.A., as rights agent.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

9.	Stock-based Compensation

Stock-based compensation cost is measured at the grant date fair value and is recognized as an expense on a straight-line basis over the employee’s requisite service period. The Company recognized stock-based compensation expense of $0.6 million and $0.4 million in the thirteen and thirty-nine weeks ended November 2, 2019, respectively, and $0.7 million and $1.4 million in the thirteen and thirty-nine weeks ended November 3, 2018, respectively.

Management Awards

For the thirty-nine weeks ended November 2, 2019, the Company granted 0.3 million of restricted stock units (“RSU”), and, for the thirty-nine weeks ended November 3, 2018, granted 0.1 million of restricted stock awards (“RSA”) to certain executives and key employees.  Of the total awards in each period, 50% of the total units or shares were in the form of performance-based (“PSU” or “PSA”) while the remaining 50% were in the form of time-based restricted units or shares. The number of PSUs or PSAs that may ultimately vest will equal 0% to 150% of the target units or shares awarded subject to the achievement of pre-established performance goals and the employee’s continued employment through the third anniversary of the grant date. The RSUs and RSAs vest in one installment on the third anniversary of the award date.

At the end of each reporting period, the Company assessed the probability of achieving the pre-established performance conditions related to the PSUs and PSAs and adjusted stock-based compensation expense based on the results of such assessment.

10.	Leases

The Company leases boutiques, its distribution center, office space, and certain boutique and corporate office equipment under operating leases expiring in various years through the fiscal year ending 2030. Certain of the leases provide that the Company may cancel the lease, with penalties as defined in the lease, if the Company’s boutique sales at that location fall below an established level. Certain leases provide for additional rent payments to be made when sales exceed a base amount. Certain operating leases provide for renewal options for periods from three to five years at the market rate at the time of renewal. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. See above under “Leases” in Note 1 for additional information regarding the Company’s adoption of ASC 842, Leases on February 3, 2019 and the impact of such adoption.

The following table presents the components of the Company’s operating lease costs for the period presented.

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	November 2, 2019	November 2, 2019
	(in thousands)
Operating lease costs	$15,272	$45,743
Variable lease costs	194	662
	$15,466	$46,405

As of November 2, 2019, the weighted average remaining operating lease term was 6.0 years and the weighted average discount rate for operating leases was 5.7%. Cash paid for operating leases included in the measurement of lease liabilities totaled $48.8 million, including interest, for the thirty-nine weeks ended November 2, 2019.

As of November 2, 2019, the maturities of operating lease liabilities were as follows:

Maturities of operating lease liabilities
Remainder of 2019	$15,287
2020	62,003
2021	54,295
2022	46,796
2023	40,089
Thereafter	89,201
Total lease payments	307,671
Less: Interest	47,703
Present value of operating lease liabilities	$259,968

Present value of operating lease liabilities is less amounts due from landlords for tenant improvement allowances.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

As of November 2, 2019, the minimum rental commitments for operating lease contracts that have not yet commenced was $5.9 million while its lease terms were within the range of 5 to 10 years.

11.	Contingencies

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. These risks and uncertainties include, but are not limited to, the following: the risk that the Company may not be able to successfully execute its turnaround plan, the risk that we may not be able to successfully attract and integrate a new permanent Chief Executive Officer; the risk that the Company may not be able to identify suitably qualified and experienced candidates to its Board of Directors; the risk that we cannot anticipate, identify and respond quickly to changing fashion trends and customer preferences or changes in consumer environment, including changing expectations of service and experience in boutiques and online, and evolve our business model; our ability to attract a sufficient number of customers to our boutiques or sell sufficient quantities of our merchandise through our ecommerce website; our ability to successfully open, close, refresh, and operate new boutiques each year; our ability to efficiently source and distribute additional merchandise quantities necessary to support our operations; and the impact of potential tariff increases or new tariffs. For additional information regarding these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward looking statements, please refer to “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 and filed with the Securities and Exchange Commission (“SEC”) on May 3, 2019 (“Fiscal Year 2018 10-K”) and any risk factors contained in subsequent Quarterly Reports on Form 10-Q or other filings we file with the SEC, including under “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2019 filed with the SEC on September 10, 2019, as well as our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Fiscal Year 2018 10-K.

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

francesca’s® is a specialty retailer which operates a nationwide-chain of boutiques providing customers a unique, fun and personalized shopping experience. The merchandise assortment we offer is a diverse and balanced mix of apparel, jewelry, accessories and gifts. We aim to offer a differentiated shopping experience and quality, on-trend merchandise at a compelling value, across a wide variety of geographic markets and shopping venues. As of November 2, 2019, francesca’s ® operated 714 boutiques in 47 states throughout the United States and the District of Columbia and also served its customers through www.francescas.com, our ecommerce website. The information contained on our ecommerce website is not incorporated by reference into this Quarterly Report on Form 10-Q and you should not consider information contained on our ecommerce website to be part of this Quarterly Report on Form 10-Q.

During the thirteen weeks ended November 2, 2019, our net sales were relatively flat at $95.5 million compared to the same prior year period, loss from operations decreased by $18.8 million from $23.1 million to $4.2 million, and net loss decreased by $11.1 million from $16.2 million, or $5.59 loss per diluted share, to $5.1 million, or $1.76 loss per diluted share, over the comparable prior year period.

During the thirty-nine weeks ended November 2, 2019, our net sales decreased 7% to $288.6 million from $308.8 million, loss from operations decreased by $14.2 million from $26.8 million to $12.5 million, and net loss decreased $6.2 million from $19.7 million, or $6.78 loss per diluted share, to $13.5 million, or $4.64 loss per diluted share, over the comparable prior year period.

In February 2019, we executed a workforce reduction at both our corporate office and field management as part of our cost reduction initiative associated with our turnaround plan that commenced in January 2019. Additionally, there were additional employee departures in October 2019. As a result, we expensed $0.5 million and $1.4 million of severance benefits related to certain employee departures, excluding reversal of stock-based compensation, during the thirteen and thirty-nine weeks ended November 2, 2019, respectively. These severance benefits are included in selling, general and administrative expenses in the unaudited consolidated statements of operations.

On July 1, 2019, we effected a 12-to-1 stock split (the “Reverse Stock Split”), reducing the number of shares of common stock outstanding on that date from 35.4 million to 3.1 million shares. Additionally, the number of shares of our common stock subject to outstanding stock options, restricted stock awards and restricted stock units, the exercise price of all our outstanding stock options, and the number of shares reserved for future issuance pursuant to our equity compensation plans were adjusted proportionately in connection with the Reverse Stock Split. The number of authorized shares of common stock under our Amended and Restated Certificate of Incorporation and the par value per share of our common stock were unchanged. All historical share and per share amounts presented herein have been adjusted retrospectively to reflect these changes. The Reverse Stock Split was effected in order to increase the market price per share of our common stock to ensure we regained full compliance with The Nasdaq Stock Market LLC’s (“Nasdaq”) minimum bid price requirement and maintained its listing on Nasdaq. Nasdaq informed us on July 17, 2019 that we had regained full compliance with Nasdaq’s listing requirements.

On July 31, 2019, our Board of Directors adopted a limited duration stockholder rights plan (the “Rights Plan”) with an expiration date of August 1, 2022 and an ownership trigger threshold of 15%, subject to certain exceptions.  In connection with the Rights Plan, our Board of Directors authorized and declared a dividend to our stockholders of record at the close of business on August 15, 2019 of one preferred share purchase right (a “Right”) for each outstanding share of our common stock.  Upon certain triggering events (none of which have occurred as of November 2, 2019), each Right will entitle the holder to purchase from us one five-thousandth (subject to adjustment) of one share of Series A Junior Participating Preferred Stock, $0.01 par value per share (the “Preferred Stock”) at an exercise price of $18.00 (the “Exercise Price”) per one five-thousandth of a share of Preferred Stock. In addition, if a person or group acquires beneficial ownership of 15% or more of our common stock without prior approval of our Board of Directors, or in the case of a person or group that beneficially owned more than 15% of our common stock prior to the issuance of the press release announcing the adoption of the Rights Agreement on August 2, 2019, such person or group acquires beneficial ownership of any additional shares of our common stock without prior approval of our Board of Directors, each holder of a Right (other than the acquiring person or group whose Rights will become void) will have the right to purchase, upon payment of the Exercise Price and in accordance with and subject to adjustment under the terms of the Rights Plan, a number of shares of our common stock having a market value of twice the Exercise Price (as adjusted). The complete terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”), dated as of August 1, 2019, between Francesca’s Holdings Corporation and Computershare Trust Company, N.A., as rights agent, which is included as Exhibit 4.1 to this Quarterly Report on Form 10-Q.

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

Our boutique count decreased to 714 boutiques as of November 2, 2019 from 738 boutiques as of November 3, 2018. As previously disclosed, our current priority is executing our turnaround plan which is aimed at improving comparable sales and profitability. As such, we plan to close at least three existing boutiques during the remainder of the fiscal year as we continue to optimize our existing boutique fleet. We plan to resume new boutique openings and remodels in the future, as appropriate, when the desired results are achieved under our turnaround plan.

Results of Operations

The following represents operating data for the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales change for period	0%	(10)%	(7)%	(7)%
Comparable sales results for the period (1)	1%	(14)%	(6)%	(15)%
Number of boutiques open at end of period	714	738	714	738
Net sales per average square foot for period (2)	$91	$89	$275	$291
Average square feet per boutique (3)	1,460	1,450	1,460	1,450
Total gross square feet at end of period	1,042,000	1,070,000	1,042,000	1,070,000

(1)	A boutique is included in comparable sales on the first day of the fifteenth full month following the boutique’s opening. If a boutique is closed for four or more days within a given fiscal week for any reason, we exclude sales from that boutique from comparable sales for that full fiscal week. If a boutique is permanently closed, we exclude sales from that boutique from comparable sales on the first day of the fiscal month that it did not register full month of sales. Comparable sales include our ecommerce sales and exclude gift card breakage income.
(2)	Net sales per average square foot is calculated by dividing net sales for the period by the average square feet during the period. For purposes of providing net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. For individual quarterly periods, average square feet is calculated as (a) the sum of total gross square feet at the beginning and end of the period divided by (b) two. For periods consisting of more than one fiscal quarter, average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.
(3)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.

Boutique Count

The following table summarizes the number of boutiques open at the beginning and end of the periods indicated.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Number of boutiques open at beginning of period	718	742	727	721
Boutiques added	1	-	5	31
Boutiques closed	(5)	(4)	(18)	(14)
Number of boutiques open at the end of period	714	738	714	738

Thirteen Weeks Ended November 2, 2019 Compared to Thirteen Weeks Ended November 3, 2018

	Thirteen Weeks Ended
	November 2, 2019		November 3, 2018		Variance
	In USD	As a % of Net Sales (1)	In USD	As a % of Net Sales (1)	In USD	%	Basis Points
	(In thousands, except percentages and basis points)
Net sales	95,503	100.0%	$95,375	100.0%	128	0%	-
Cost of goods sold and occupancy costs	57,985	60.7%	61,730	64.7%	(3,745)	(6)%	(400)
Gross profit	37,518	39.3%	33,645	35.3%	3,873	12%	400
Selling, general and administrative expenses	40,401	42.3%	42,286	44.3%	(1,885)	(4)%	(200)
Asset impairment charges	1,356	1.4%	14,419	15.1%	(13,063)	(91)%	(1,370)
Loss from operations	(4,239)	(4.4)%	(23,060)	(24.2)%	(18,821)	(82)%	(1,970)
Interest expense	394	0.4%	51	0.1%	343	673%	40
Other expense (income)	107	0.1%	(151)	(0.2)%	258	171%	30
Loss before income tax expense (benefit)	(4,740)	(5.0)%	(22,960)	(24.1)%	(18,220)	(79)%	(1,910)
Income tax expense (benefit)	395	0.4%	(6,737)	(7.1)%	7,132	106%	750
Net loss	(5,135)	(5.4)%	$(16,223)	(17.0)%	(11,088)	(68)%	(1,160)

(1)	Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales were relatively flat at $95.5 million in the thirteen weeks ended November 2, 2019 compared to thirteen weeks ended November 3, 2018. Comparable sales increased 1% primarily due to increases in boutique conversion rate and average units sold per transaction. This increase was offset by net sales associated with the net decrease in boutique count during the thirteen weeks ended November 2, 2019 compared to the same prior year period. There were 705 comparable boutiques and 9 non-comparable boutiques open at November 2, 2019 compared to 675 and 63, respectively, at November 3, 2018.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs decreased 6% to $58.0 million in the thirteen weeks ended November 2, 2019 from $61.7 million in the thirteen weeks ended November 3, 2018. Cost of merchandise and shipping expenses decreased by $1.1 million primarily due to lower inventory reserve and marked-out-of-stock charges. Occupancy costs decreased by $2.6 million primarily due to lower depreciation associated with boutiques impaired in fiscal year 2018 and lower demolition costs associated with prior year boutique remodels.

As a percentage of net sales, cost of goods sold and occupancy costs decreased to 60.7% in the thirteen weeks ended November 2, 2019 from 64.7% in the thirteen weeks ended November 3, 2018, a favorable variance of 400 basis points. This change was primarily due to higher merchandise margins as a result of lower inventory reserve and marked-out-of-stock charges and the decrease in depreciation and demolition expenses discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 4% to $40.4 million in the thirteen weeks ended November 2, 2019 from $42.3 million in the thirteen weeks ended November 3, 2018. This decrease was primarily due to a $1.6 million decrease in boutique payroll and supplies associated with our cost reduction initiatives under our turnaround plan and $1.3 million of lower corporate payroll and related expenses mostly due to the headcount reduction but were partially offset by $1.2 million increase in short term incentive bonus expenses as no amount was accrued in the prior year.

As a percentage of net sales, selling, general and administrative expense decreased to 42.3% in the thirteen weeks ended November 2, 2019 as compared to 44.3% in the thirteen weeks ended November 3, 2018 due to leveraging of expenses.

Asset Impairment Charges

We recorded non-cash asset impairment charges of $1.4 million and $14.4 million in the thirteen weeks ended November 2, 2019 and November 3, 2018, respectively. The impairment charges in the thirteen weeks ended November 2, 2019 were mostly related to the write-down of operating lease right-of-use (“ROU”) assets for four underperforming boutiques while the impairment charges in the thirteen weeks ended November 3, 2018 were mostly related to the write-down of property and equipment for 129 underperforming boutiques.

Income Tax Expense (Benefit)

Income tax expense was $0.4 million in the thirteen weeks ended November 2, 2019 compared to an income tax benefit of $6.7 million in the thirteen weeks ended November 3, 2018, while the effective income tax (benefit) expense rate was 8.3% compared to (29.3)% over the same period, respectively. The change in the effective income tax expense (benefit) rate was due to the Company’s estimate of its annualized taxable income for fiscal year 2019, after consideration of net operating loss carryover, while the prior year income tax benefit was due to the Company being in a net loss position. We continue to provide a full valuation allowance on our net deferred tax assets.

Thirty-Nine Weeks November 2, 2019 Compared to Thirty-Nine Weeks Ended November 3, 2018

	Thirty-Nine Weeks Ended
	November 2, 2019		November 3, 2018		Variance
	In USD	As a % of Net Sales (1)	In USD	As a % of Net Sales (1)	In USD	%	Basis Points
	(In thousands, except percentages and basis points)
Net sales	$288,600	100.0%	$308,805	100.0%	$(20,205)	(7)%	-
Cost of goods sold and occupancy costs	180,252	62.5%	192,690	62.4%	(12,438)	(6)%	10
Gross profit	108,348	37.5%	116,115	37.6%	(7,767)	(7)%	(10)
Selling, general and administrative expenses	119,330	41.3%	128,298	41.5%	(8,968)	(7)%	(20)
Asset impairment charges	1,545	0.5%	14,567	4.7%	(13,022)	(89)%	(420)
Loss from operations	(12,527)	(4.3)%	(26,750)	(8.7)%	(14,223)	(53)%	(430)
Interest expense	719	0.2%	280	0.1%	439	157%	20
Other income	(265)	(0.1)%	(403)	(0.1)%	(138)	(34)%	-
Loss before income tax benefit expense	(12,981)	(4.5)%	(26,627)	(8.6)%	(13,646)	(51)%	(410)
Income tax expense (benefit)	491	0.2%	(6,973)	(2.3)%	7,464	107%	240
Net loss	$(13,472)	(4.7)%	$(19,654)	(6.4)%	$(6,182)	(31)%	170

(1)	Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales decreased 7% to $288.6 million in the thirty-nine weeks ended November 2, 2019 from $308.8 million in the thirty-nine weeks ended November 3, 2018. This decrease was primarily due to a 6% decrease in comparable sales driven by weak sales in the first half of fiscal year 2019 as a result of a decline in traffic and conversion rates in the first quarter of fiscal year 2019 and lower average unit retail prices due to deeper markdowns during the second quarter of fiscal year 2019. There were 705 comparable boutiques and 9 non-comparable boutiques open at November 2, 2019 compared to 663 and 79, respectively, at November 3, 2018.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs decreased 6% to $180.3 million in the thirty-nine weeks ended November 2, 2019 from $192.7 million in the thirty-nine weeks ended November 3, 2018. Cost of merchandise and shipping expenses decreased by $8.4 million primarily due to decreased sales volume as well as lower inventory reserve and marked-out-of-stock charges. Occupancy costs decreased by $4.1 million due to lower depreciation associated with boutiques impaired in fiscal year 2018 and lower demolition costs associated with prior year boutique remodels.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 62.5% in the thirty-nine weeks ended November 2, 2019 from 62.4% in the thirty-nine weeks ended November 3, 2018 due to deleveraging of occupancy cost partially offset by higher merchandise margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 7% to $119.3 million in the thirty-nine weeks ended November 2, 2019 from $128.3 million in the thirty-nine weeks ended November 3, 2018. This decrease was primarily due to a $7.1 million decrease in boutique payroll and related expenses and boutique supplies associated with our cost reduction initiatives under our turnaround plan. Additionally, stock-based compensation decreased $1.1 million primarily due to certain employee departures, marketing expenses decreased $1.0 million and travel expenses decreased $1.0 million. These decreases were partially offset by a $2.7 million increase in short term incentive bonus expenses as no amount was accrued in the prior year.

As a percentage of net sales, selling, general and administrative expense decreased to 41.3% in the thirty-nine weeks ended November 2, 2019 as compared to 41.5% in the thirty-nine weeks ended November 3, 2018 due to leveraging of expenses.

Asset Impairment Charges

We recorded non-cash asset impairment charges of $1.5 million and $14.6 million in the thirty-nine weeks ended November 2, 2019 and November 3, 2018, respectively. The impairment charges in the thirty-nine weeks ended November 2, 2019 were mostly related to the write-down of operating lease ROU assets for seven underperforming boutiques while the impairment charges in the thirty-nine weeks ended November 3, 2018 were mostly related to the write-down of property and equipment for 129 underperforming boutiques.

Income Tax Expense (Benefit)

Income tax expense was $0.5 million in the thirty-nine weeks ended November 2, 2019 compared to an income tax benefit of $7.0 million in the thirty-nine weeks ended November 3, 2018 while the effective income tax expense (benefit) rate was 3.8% compared to (26.2)% over the same period, respectively. The change in the effective income tax expense (benefit) rate was due to the Company’s estimate of its annualized taxable income for fiscal year 2019, after consideration of net operating loss carryover, while the prior year income tax benefit was due to the Company being in a net loss position. We continue to provide a full valuation allowance on our net deferred tax assets.

Sales by Merchandise Department

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 2, 2019		November 3, 2018		November 2, 2019		November 3, 2018
	In Dollars	As a % of Net Sales(1)	In Dollars	As a % of Net Sales(1)	In Dollars	As a % of Net Sales(1)	In Dollars	As a % of Net Sales(1)
	(in thousands, except percentages)
Apparel	$46,523	48.7%	$48,397	50.7%	$140,736	48.8%	$154,738	50.1%
Jewelry	26,073	27.3%	22,855	24.0%	77,908	27.0%	73,697	23.9%
Accessories	15,147	15.9%	14,844	15.6%	44,998	15.6%	47,509	15.4%
Gifts	7,064	7.4%	8,685	9.1%	23,439	8.1%	31,127	10.1%
Other (2)	696	0.7%	594	0.6%	1,519	0.5%	1,734	0.4%
	$95,503	100.0%	$95,375	100.0%	$288,600	100.0%	$308,805	100.0%

(1)	Percentage totals in the above table may not equal the sum of the components due to rounding.
(2)	Includes gift card breakage income, shipping and change in return reserve.

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

At November 2, 2019, we had $21.2 million of cash and cash equivalents, $20.0 million of combined borrowings outstanding, and $24.0 million of combined borrowing base availability under our Amended ABL Credit Agreement and Term Loan Credit Agreement. We were in compliance with all of our debt covenants as of November 2, 2019.

We expect that our cash flow from operations and any available borrowings under our Amended ABL Credit Agreement will be sufficient to fund capital expenditures and our working capital requirements for at least the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table:

	Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018
	(in thousands)
(Used in) provided by operating activities	$(4,216)	$5,802
Used in investing activities	(3,299)	(21,885)
Provided by (used in) financing activities	8,566	(4,528)
Net increase (decrease) in cash and cash equivalents	$1,051	$(20,611)

Operating Activities

Operating activities consist of net loss adjusted for non-cash items, including depreciation and amortization, stock-based compensation, asset impairment charges, deferred taxes, and the effect of working capital changes. Net cash used in operating activities was $4.2 million in the thirty-nine weeks ended November 2, 2019 compared to net cash provided by operating activities of $5.8 million in the thirty-nine weeks ended November 3, 2018. The increase in net cash used in operating activities in the current period as compared to the same period of the prior year was primarily due to accelerated inventory receipts in order to align our inventory levels with our holiday season plans. This was partially offset by the decrease in net loss and the $8.5 million income tax refund received in April 2019.

Investing Activities

Investing activities consist primarily of capital expenditures for new boutiques, improvements to existing boutiques, as well as investments in information technology and our distribution facility.

	Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018
	(in thousands)
Capital expenditures for:
Remodels	$1,575	$8,924
New boutiques	633	8,433
Existing boutiques	824	1,993
Technology	176	1,863
Corporate and distribution	91	672
	$3,299	$21,885

Our total capital expenditures for the thirty-nine weeks ended November 2, 2019 and November 3, 2018 were $3.3 million and $21.9 million, respectively. Our spending in the thirty-nine weeks ended November 2, 2019 was associated with the payment of prior year accrued constructions costs mostly associated with boutique remodels. As previously disclosed, we have substantially decreased, and expect to continue to substantially decrease, our investments in new boutiques, remodels and relocations in fiscal year 2019 until the desired results of our turnaround plan are achieved. For the thirty-six weeks ended November 3, 2018, our capital expenditures were mostly related to existing boutique remodels and new boutique openings.

The following table summarizes new boutique openings and existing boutique remodels information for the periods presented.

	Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018
New boutiques:
Number of new boutiques opened	5	31
Average cost per new boutique	$411,000	$315,000
Average tenant allowance per new boutique	$-	$43,000

Remodels:
Number of boutiques remodeled	-	80
Average cost per remodeled boutique	$-	$143,000

The increase in average cost per new boutique in the thirty-nine weeks ended November 2, 2019 compared to the comparable prior year period was primarily due to costs associated with bringing one new boutique in compliance with certain requirements. Additionally, we did not receive any tenant allowances for new boutiques opened during the current year period as we continued our focus on lowering rental rates.

Management anticipates that additional capital expenditures for the remainder of fiscal year 2019 will be approximately $2.7 million. The majority of this amount will be spent on improvements to existing boutiques and investments in existing technology.

Financing Activities

Financing activities consist of borrowings and payments under our Asset Based Revolving Credit Facility and Term Loan Credit Agreement as well as repurchases of our common stock.

Net cash provided by financing activities in the thirty-nine weeks ended November 2, 2019 was $8.6 million, which consisted of $15.0 million of proceeds from borrowings under our Amended ABL Credit Agreement and $10.0 million proceeds from borrowings under our Term Loan Credit Agreement. The $10.0 million proceeds from the Term Loan Credit Agreement were used to pay a portion of the outstanding borrowing under our Amended ABL Credit Agreement. Additionally, we paid down the $5.0 million we borrowed in the first quarter of fiscal 2019 within such quarter. We also incurred $1.2 million of debt issuance costs associated with our Amended ABL Credit Agreement and Term Loan Credit Agreement. Net cash used in financing activities in the thirty-nine weeks ended November 3, 2018 was $4.5 million which primarily consisted of repurchases of common stock.

Asset Based Revolving Credit Facility

On May 25, 2018, the Borrowers, entered into the ABL Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. The ABL Credit Agreement provided for Aggregate Revolving Commitments (as defined in the ABL Credit Agreement) of $50.0 million (including up to $10.0 million for letters of credit) and was scheduled to mature on May 25, 2023.

On August 13, 2019, concurrent with entering into the Term Loan Credit Agreement (described below), the Borrowers, entered into the First Amendment to ABL Credit Agreement. The First Amendment to ABL Credit Agreement, among other things, (i) reduced the Aggregate Revolving Commitment (as defined in the Amended ABL Credit Agreement) from $50.0 million to $40.0 million; (ii) allowed the Loan Parties to enter into the Term Loan Credit Agreement with Tiger Finance, LLC; (iii) changed the maturity date under the Amended ABL Credit Agreement from May 23, 2023 to the earlier of (a) May 23, 2023 and (b) the date that is 90 days prior to any scheduled maturity of the Term Loan; (iv) institutes a combined borrowing base together with the Company’s new Term Loan Credit Agreement (described below); (v) removed the requirement to maintain the minimum fixed charge coverage ratio previously contained in the ABL Credit Agreement; and (vi) limits the amount of capital expenditures that the Loan Parties may make through the fiscal year ending in 2021, provided that the Loan Parties may make unlimited amounts of capital expenditures if certain payment conditions are met. In connection with the First Amendment to ABL Credit Agreement, we wrote-off $0.2 million of unamortized debt issuance costs associated with the reduction in borrowing capacity during the thirty-nine weeks ended November 2, 2019, which is included in other expense in the unaudited statements of operations. Additionally, we incurred $0.2 million of debt issuance costs during the thirty-nine weeks ended November 2, 2019, which is being amortized over the remaining term of the Amended ABL Credit Agreement.

Availability under the Amended ABL Credit Agreement is subject to a customary borrowing base comprised of: (a) a specified percentage of the Borrower’s credit card accounts (as defined in the Amended ABL Credit Agreement); and (b) a specified percentage of the Borrower’s eligible inventory (as defined in the Amended ABL Credit Agreement), and reduced by (c) certain customary reserves and adjustments (as defined in the Amended ABL Credit Agreement). The combined borrowing base is the lesser of (i) the sum of the (a) the Revolving Loan Cap (as defined in the Amended ABL Agreement), which is the lesser of (x) $34.0 million and (y) the borrowing base under the Amended ABL Credit Agreement, plus, (b) any outstanding amount under the Term Loan Credit Agreement and (ii) the Term Loan Credit Agreement borrowing base (described below).

All obligations of each Loan Party under the Amended ABL Credit Agreement continue to be unconditionally guaranteed by the Company and each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries, including the Borrowers. All obligations under the Amended ABL Credit Agreement, and the guarantees of those obligations (as well as banking services obligations and any interest rate hedging or other swap agreements), are secured by substantially all of the assets of the Company and each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries. Additionally, the Amended ABL Credit Agreement contains customary events of default and requires the Loan Parties to comply with certain financial covenants, including a restriction on the amount of capital expenditures that the Loan Parties may make through 2021, subject to certain exceptions. In addition, the Company may declare or make dividend payments, subject to the satisfaction of the Payment Conditions (as defined in the Amended ABL Credit Agreement). The Amended ABL Credit Agreement also requires that the auditor’s report on the Company’s audited financial statements does not contain a “going concern” or like qualification or exception.

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

On November 2, 2019, we had $10.0 million of borrowings outstanding under the Amended ABL Credit Agreement and $24.0 million of combined borrowing base availability under the Amended ABL Credit Agreement and Term Loan Credit Agreement.

Term Loan Credit Agreement

On August 13, 2019, the Loan Parties, entered into the Term Loan Credit Agreement with Tiger Finance, LLC, as administrative agent and the lenders party thereto. The Term Loan Credit Agreement provides for an aggregate term loan of $10.0 million and matures on August 13, 2022.

The Term Loan Credit Agreement is subject to a combined borrowing base together with the Company’s existing asset based revolving credit facility under the Amended ABL Credit Agreement. This borrowing base is comprised of: (a) a specified percentage of the Borrower’s credit card accounts (as defined in the Term Loan Credit Agreement); and (b) a specified percentage of the Borrower’s eligible inventory (as defined in the Term Loan Credit Agreement), and reduced by (c) certain customary reserves and adjustments (as defined in the Term Loan Credit Agreement).

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

The loan under the Term Loan Credit Agreement (the “Term Loan”) bears interest at a rate equal to LIBOR for the interest period relevant to the Term Loan, subject to a 0.00% floor, plus 8.00%, provided that the interest rate on the Term Loan will not be less than 10.00%. The Term Loan Credit Agreement also requires the Borrowers to pay an annual agency fee of $50,000.

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

On November 2, 2019, we had $10.0 million of outstanding borrowings under the Term Loan Credit Agreement and a combined borrowing base availability of $24.0 million under the Term Loan Credit Agreement and Amended ABL Credit Agreement.

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

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019. Except as noted below, as of November 2, 2019, there were no significant changes to any of our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

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

Contractual Obligations

Except as described below, there were no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, other than those which occur in the normal course of business.

Our combined outstanding borrowings of $20.0 million under our Amended ABL Agreement and Term Loan Credit Agreement is expected to mature in fiscal year 2022. The estimated aggregate interest due on these borrowings using the interest rate for each of these loans on November 2, 2019 was $0.4 million for the remainder of fiscal year 2019 and $3.7 million through the expected expiration date of each of the Amended ABL Credit Agreement and Term Loan Credit Agreement in fiscal year 2022.

Off Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility under the Amended ABL Agreement and Term Loan Credit Agreement carries floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and therefore, our statements of operations and our cash flows could be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future. In addition, there is currently uncertainty around whether LIBOR will continue to exist after 2021. If LIBOR ceases to exist, we will need to enter into an amendment to the Amended ABL Agreement and Term Loan and we cannot predict what alternative index would be negotiated with our lenders. If our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. At November 2, 2019, we had $20.0 million of combined borrowings outstanding under our Amended ABL Credit Agreement and Term Loan Credit Agreement.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Interim Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of November 2, 2019.

There were no changes in our internal control over financial reporting during the quarter ended November 2, 2019 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings involving us, please refer to Note 11 to our unaudited consolidated financial statements included in Part I of this Report, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 and filed with the SEC on May 3, 2019 and Item 1A contained in Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2019 and filed with the SEC on September 10, 2019.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1.1	Amended and Restated Certificate of Incorporation of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.3 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011)

3.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Francesca’s Holdings Corporation (incorporated to Exhibit 3.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on July 1, 2019)

3.1.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Francesca’s Holdings Corporation (incorporated to Exhibit 3.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on November 3, 2019)

3.2	Amended and Restated Bylaws of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on September 20, 2016)

4.1	Rights Agreement, dated as of August 1, 2019, between Francesca’s Holdings Corporation and Computershare Trust Company, N.A., as Rights Agent, which includes the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Preferred Stock of Francesca’s Holdings Corporation as Exhibit C (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on November 3, 2019)

4.2	Form of Right Certificate representing the right to purchase shares of Series A Junior Participating Preferred Stock of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on November 3, 2019)

10.1	Term Loan Credit Agreement, dated as of August 13, 2019, by and among Francesca’s Holdings Corporation, its subsidiaries party thereto as loan parties, the lenders party thereto and Tiger Finance, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on August 14, 2019)

10.2	First Amendment to Credit Agreement, dated as of August 13, 2019, by and among Francesca’s Holdings Corporation, its subsidiaries party thereto as loan parties, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on August 14, 2019)

31.1	Certification of Interim Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (filed herewith)

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of November 2, 2019, February 2, 2019 and November 3, 2018, (ii) the Unaudited Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended November 2, 2019 and November 3, 2018, (iii) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Thirteen and Thirty-Nine Weeks Ended November 2, 2019 and November 3, 2018, (iv) Unaudited Consolidated Statements of Cash Flows for the Thirty-Nine Weeks ended November 2, 2019 and November 3, 2018 and (v) the Notes to the Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Francesca’s Holdings Corporation
(Registrant)

Date: December 11, 2019	/s/ Cindy Thomassee
Cindy Thomassee
Chief Financial Officer (duly authorized officer and Principal Financial and Accounting Officer)