Form 10-K
period 2020-02-01
Francesca's Holdings CORP
filed 2020-05-01
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2020

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of August 2, 2019, the last business day of the registrant’s most recently completed second quarter, was approximately $7.1 million.

As of April 15, 2020, there were 3,035,682 shares (excluding 923,287 of treasury stock) of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders or an amendment to this Annual Report on From 10-K, one of which will be filed with the Securities and Exchange Commission within 120 days after the end of the 2019 fiscal year, are incorporated by reference into Part III of this report.

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. These risks and uncertainties include, but are not limited to, the following: our business is subject to risks arising from the COVID-19 pandemic; the risk that we may not be able to successfully execute our turnaround plan; the risk that we may not be able to successfully integrate our new Chief Executive Officer; the risk that we cannot anticipate, identify and respond quickly to changing fashion trends and customer preferences or changes in consumer environment, including changing expectations of service and experience in boutiques and online, and evolve our business model; our ability to attract a sufficient number of customers to our boutiques or sell sufficient quantities of our merchandise through our ecommerce website; our ability to successfully open, close, refresh, and operate new boutiques each year; our ability to efficiently source and distribute additional merchandise quantities necessary to support our growth; and the impact of potential tariff increases or new tariffs. For additional information regarding these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors,” contained in Part I of this Annual Report on Form 10-K and any risk factors contained in subsequent Quarterly Reports on Form 10-Q or other reports we file with the Securities and Exchange Commission (“SEC”).

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

PART I

ITEM 1. BUSINESS

General

Francesca’s Holdings Corporation was incorporated in Delaware in 2007. We are a holding company and all of our business operations are conducted through our subsidiaries. Our principal executive office is located at 8760 Clay Road, Houston, Texas 77080, our telephone number is (713) 864-1358 and our fax number is (713) 426-2751. We maintain a website at www.francescas.com . We may post information that is important to our investors on our website. Information included or referred to on, or otherwise accessible through, our website is not intended to form part or be incorporated by reference into this report. Except where the context otherwise requires or where otherwise indicated, the terms “francesca’s ®,” “we,” “us,” “our,” “the Company,” and “our business” refer to Francesca’s Holdings Corporation and its consolidated subsidiaries as a combined entity.

We operate on a fiscal calendar which, in a given fiscal year, consists of a 52- or 53-week period ending on the Saturday closest to January 31st. The reporting periods contained in our audited consolidated financial statements included in this Annual Report on Form 10-K contain 52 weeks of operations in fiscal year 2019, which ended on February 1, 2020, 52 weeks of operations in fiscal year 2018, which ended on February 2, 2019, and 53 weeks of operations in fiscal year 2017, which ended on February 3, 2018.

Our Company

francesca’s® is a specialty retailer which operates a nationwide-chain of boutiques providing customers a unique, fun and personalized shopping experience. The merchandise assortment we offer is a diverse and balanced mix of apparel, jewelry, accessories and gifts. We aim to offer a differentiated shopping experience and quality, on-trend merchandise at a compelling value, across a wide variety of geographic markets and shopping venues. As of February 1, 2020, francesca’s ® operated 711 boutiques in 47 states and the District of Columbia and also served its customers through www.francescas.com, our ecommerce website.

Recent Developments

In fiscal year 2019, we developed and began execution of a turnaround plan to stabilize and then grow our business. This plan includes strategies aimed at enhancing our financial performance, which has declined primarily as a result of our continued comparable sales declines. See “Our Growth Strategy” below for additional information. We began realizing benefits from our turnaround plan in the back half of fiscal year 2019, mainly due to modifications to our buying, merchandising and planning activities that allowed us to return to a demand based, read and react customer model. As a result, we saw a deceleration in the decrease in our comparable sales, ending fiscal year 2019 with a 4% decline compared to a 14% decline in fiscal year 2018 and an 11% decline in fiscal year 2017. Additionally, we reduced selling, general and administrative expenses by implementing measures to increase boutique team productivity and other targeted reductions across the entire organization, including workforce reductions in both our corporate office and field operations, which provided us with approximately $14.2 million in annualized savings. Our operating loss decreased to $24.0 million in fiscal year 2019 as compared to $33.5 million in fiscal year 2018. We expect to continue executing our turnaround plan until our desired results are achieved.

In February 2020, our Board of Directors appointed Mr. Andrew Clarke as our President and Chief Executive Officer and as a Class II director of our Board of Directors, effective March 9, 2020. At such time, Mr. Michael Prendergast, who served as our Interim Chief Executive Officer since February 2019, resigned from his position of Interim Chief Executive Officer, effective March 9, 2020.

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. In recent months, the outbreak has spread globally and has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to reduce its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders. These measures may remain in place for a significant amount of time and has resulted in the temporary closures of all of our boutiques from March 25, 2020 to April 30, 2020, when we began reopening a small number of our boutiques in locations where local shutdown orders have been lifted. These measures have also caused an overall disruption in our supply chain and operations; while our ecommerce and our distribution center remain open, they are operating at a reduced capacity. As a result, our revenues, results of operations and cash flows have been materially adversely impacted which raises substantial doubt about our ability to continue as a going concern. In response to the COVID-19 pandemic, we are taking aggressive and prudent actions to reduce expenses and defer payment of accounts payables and inventory purchases to preserve cash on hand. These actions include, but are not limited to:

•	temporary furlough of substantially all corporate and boutique employees (for the duration of boutique closures at their location and subject to reduced staffing for a phase-in period upon reopening);

•	base salary reductions for our senior leadership team;

•	suspension of payment of all accounts payable other than those necessary to support our ecommerce business;

•	deferring payment of rent at all of our boutiques, corporate headquarters and distribution facility, beginning in April 2020 subject to discussion with our landlords;

•	limiting investments in our ecommerce to neccessary website and supporting functions; and

•	suspension of all capital expenditures.

Additionally, we borrowed $5.0 million under our Amended Asset Based Revolving Credit Facility with JPMorgan Chase (“Amended ABL Credit Facility”) in April 2020. We also filed an income tax refund for $10.7 million with the IRS related to the provision under the Corona Aid, Relief and Economic Security Act (“CARES Act”) enacted in March 2020 that allows the carryback of net operating losses to prior years. We are electing to take other available relief under the CARES Act including deferral of payment of certain payroll taxes and employee retention tax credits. We continue to evaluate the provisions of the CARES Act and the ways in which it could assist our business or improve our liquidity.

The inclusion of a going concern qualification in the report of our independent registered public accountant on our accompanying financial statements for the fiscal year ended February 1, 2020 has resulted in a violation of certain covenants under our Amended ABL Credit Agreement and Term Loan Credit Agreement (each as defined below). On May 1, 2020, we entered into a letter agreement (the “JPM Letter Agreement”) in connection with our Amended ABL Credit Agreement and a letter agreement (the “Tiger Letter Agreement”) in connection with our Term Loan Credit Agreement, in each case, to obtain a waiver from our lenders of any default or event of default arising from our failure to (i) deliver annual audited consolidated financial statements for the fiscal year ended February 1, 2020 without a “going concern” or a like qualification or exception and (ii) pay rent on leased locations for the months of April, May and June, 2020. The JPM Letter Agreement and Tiger Letter Agreement contain certain conditions and covenants, including that, in the case of the JPM Letter Agreement, we are required to use the entire $10.7 million income tax refund requested under the CARES Act to repay certain outstanding borrowings under the Amended ABL Credit Agreement and providing that no loans will be made under the ABL Credit Agreement unless our aggregate amount of cash and cash equivalents is less than $3.0 million. See Item 9B of this Annual Report on Form 10-K for additional information. If we are unable to meet our financial covenants or if we have an event of default under either agreement, including if we are unable or elect not to pay rent on our leased locations beginning in July 2020 and do not otherwise obtain a waiver from our lenders, our lenders could instruct the administrative agent under such credit facilities to exercise available remedies including, declaring the principal of and accrued interest on all outstanding indebtedness due and payable immediately and terminating all remaining commitments and obligations under the credit facilities. Although the lenders under our credit facilities may waive the defaults or forebear the exercise of remedies, they are not obligated to do so. Failure to obtain such a waiver would have a material adverse effect on the liquidity, financial condition and results of operations and may result in filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan. See Item 1A, Risk Factors of this Annual Report on Form 10-K for additional information.

There is significant uncertainty around the disruptions related to the COVID-19 pandemic and its impact on the global economy. While our results of operations have been significantly impacted and we anticipate our future results will continue to be adversely impacted, the extent to which the COVID-19 pandemic impacts our future results will depend on future developments, which are highly uncertain and cannot be predicted with certainty, including new information which may emerge concerning the severity of the COVID-19 pandemic in the United States, actions taken to contain it or treat its impact, any possible resurgence of COVID-19 that may occur after the initial outbreak subsides, and how quickly and to what extent normal economic and operating conditions can resume. See Item 1A, Risk Factors in this Annual Report on Form 10-K for more information regarding the risks we face as result of the COVID-19 pandemic.

Our Philosophy

Our operating philosophy is grounded in the following and we believe differentiates us from our competitors:

•	On-trend Merchandise Delivered at a Compelling Value. Our boutiques aim to carry a broad and shallow selection of quality on-trend apparel, jewelry, accessories and gifts at attractive prices that ‘surprise and delight’ our customers. Our buyers closely monitor the marketplace to identify and source proven fashion trends we believe will appeal to our core customers. We have a unique assortment as we primarily offer items under our proprietary labels. We also carry a small selection of third-party, nationally recognized brands that we use opportunistically in certain categories. We offer a broad selection of merchandise, but intentionally purchase relatively limited quantities of individual items for each boutique. We frequently replenish our boutiques with new merchandise, keeping the shopping experience fresh and exciting for our customers. The short lead times of our vendors maximizes our speed to market, as it generally takes four to twelve weeks from the time an order is placed to the time merchandise is available on the boutique floor. These short lead times enable us to make more informed buying decisions by allowing us to react quickly to fashion trends. This approach, combined with our balanced merchandise mix of approximately 50% apparel and 50% jewelry, accessories and gifts, is designed to encourage frequent visits by our customers and mitigate the seasonal fluctuations in sales and merchandise margin.

•	Differentiated Shopping Experience. Each of our retail locations is designed and merchandised to feel like an upscale yet affordable boutique. Merchandise presentations, including display windows, tables and walls, are refreshed frequently to keep our boutiques new and exciting. Each boutique feels individualized and our boutique associates strive to provide a personalized and intimate guest experience by creating a high-touch service environment which increases guest engagement and enhances the shopping experience. We believe these attributes, along with our strategy of carrying a broad selection but relatively limited quantities of individual styles, create an atmosphere that appeals to our customers and differentiates us in the marketplace.

•	Flexible Boutique Format and Rigorous Real Estate Selection Process. Our boutique format typically works across a wide variety of shopping venues, market sizes, climates and demographics. Our boutiques are leased from third parties with initial lease terms of five to ten years and have an average size of 1,462 square feet, which is meaningfully smaller than most specialty retailers. Our flexible real estate format, coupled with the performance of our boutiques, has historically enhanced our ability to secure prominent, highly visible locations in regional malls, lifestyle centers, street locations, strip centers and outlet centers. The selection of the location of our boutiques benefits from our rigorous real estate selection process, with all boutique locations measured against specific financial and geographic criteria, including the calibration of occupancy costs against projected sales for new boutiques.

•	Solid and Scalable Infrastructure. We have invested in systems, controls and human resources to support our operations. In recent years, we have made significant improvements in our ecommerce and IT systems as well as the infrastructure of our buying, planning and allocation, real estate, boutique operations, and finance departments. We believe that we have developed an integrated sourcing, distribution and merchandising process that is scalable. This process includes buyers who work closely with an established and diverse group of vendors to identify on-trend, quality merchandise for our boutiques, as well as delivery, distribution and merchandising processes that enable us to execute a broad and shallow merchandising approach.

Our Growth Strategy

We believe we can grow our revenues and earnings by executing on our turnaround plan, which includes the following strategies:

•	Improve Merchandise to be More On-Trend and Better Aligned with Customer Demand. We plan to increase comparable sales by having customer demand drive our merchandise assortment. In recent years, we have not successfully executed demand based, fast fashion merchandising processes. In fiscal year 2019, we returned to merchandising processes that allow us to better read and react to customer demands and that made us successful in prior years. We have accomplished this by employing simplified merchandise planning and buying processes, which includes a weekly review of product sales to analyze selling trends of best and worst sellers, maintaining appropriate levels of open to buy to chase strong selling merchandise and reducing lead times down to historical levels. Additionally, we are guided by a deliberate category hierarchy focused on three types of merchandise: fashion, seasonal and core. This category hierarchy helps ensure that our merchandise offerings are balanced and relevant to our customers. We believe this merchandising strategy has resulted and will continue to result in improvement in our conversion rates as we better meet our customers’ expectations which will then lead to improvement in our traffic.

•	Renewed Emphasis on Demand-Based, Fast Fashion Principles in Merchandise Planning and Buying. We believe merchandise planning and buying processes that better emphasize demand-based, fast fashion principles will continue to help drive comparable sales. We believe successfully implementing these principles will enable us to continue to invest in merchandise that resonates with our customers and adjust accordingly when merchandise does not resonate with our customers. We believe our renewed focus on these principles has driven and will continue to drive improved sales and a steady flow of on-trend merchandise into our boutiques and ecommerce site. Our turnaround plan includes the following strategies that will help us better implement those principles:

o	We are consistently updating and adding robust analytics to our planning and buying processes in order to more quickly react to fashion trends and the resonance of our merchandise with our customers. Our buyers have immersed themselves in markets, trade shows and trend services, as well as capitalized on our vendor relationships to identify current trends in order to continuously elevate and align our product offerings with customer demand.
o	We are continuously increasing the flexibility of our planning such that a greater portion of our merchandise will be open to buy in season, enabling our style selection and inventory investments to better respond to customer demand.
o	We continue to employ a wide scale testing strategy that is helping us evaluate promotional strategies with the goal of expanding impactful wins to all boutiques and our ecommerce site.

•	Right Size Our Expense Structure. In early fiscal 2019, we reduced selling, general and administrative expenses by implementing targeted reductions across the entire organization, including workforce reductions in both our corporate office and field management, which provided us with approximately $8.0 million in annualized savings. While we are continuing to look for further efficiencies in our cost structure, we believe that any additional savings will not materially impact our financial results.

•	Increase Boutique Team Productivity. We believe through focused monitoring of our boutique labor and sales metrics we can better utilize our sales associates’ time without sacrificing the customer experience. For example, certain tasks that were previously performed by our associates after boutique hours are now completed when our boutiques are open but during the windows that our data shows that boutique traffic is lighter. Additionally, our use of an enhanced scheduling tool, that is continuously reviewed and refined, has better aligned boutique payroll expense to sales levels. These initiatives resulted in a decrease in total labor hours used and savings of approximately of $6.2 million for fiscal year 2019. While we are continuing to look for additional ways to increase boutique team productivity, we believe that any additional labor efficiencies we may identify in the future will not materially impact on our financial results.

•	Optimize Existing Real Estate Fleet. While we believe we have an opportunity to grow our boutique base in the United States based on our flexible boutique format and the financial characteristics of our boutiques, we are currently focused on optimizing our existing real estate fleet. In particular, we are continuing to focus on optimizing the lease expense structure for our existing boutiques, with an emphasis towards calibrating occupancy costs with sales levels and negotiating with landlords for early lease terminations or rent concessions for underperforming boutiques and early lease extensions for our best performing boutiques. Additionally, we continue to regularly review our existing boutiques for opportunistic closures to increase the overall health of our fleet without incurring material write-offs associated with such closures. As a result of such review, we closed 21 underperforming boutiques during fiscal year 2019.

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

Our Merchandise Offering and Merchandising Strategy

We offer a broad and shallow selection of fashion apparel, jewelry, accessories and gifts targeted to our core customer, who seeks on-trend, quality merchandise at attractive prices. We use the term broad and shallow to refer to a diverse merchandise assortment with limited quantities of each item than most specialty retailers. In addition to our broad assortment, we deliver new merchandise to our boutiques every week offering our customer constant newness. We have a balanced assortment of merchandise categories with approximately 50% of our fiscal year 2019 sales generated by non-apparel items.

Our wide range of apparel, jewelry and accessories fills the various casual and dressy fashion needs of our customers and our selection of gifts range from fun to elegant. The majority of our merchandise is sold under our proprietary labels and we also sell a select assortment of third-party, nationally recognized brands. Our ecommerce website features the same merchandise offered in our boutiques coupled with online exclusives. Additionally, our ecommerce inventory is available to order in-boutique in the same transaction as in-boutique purchases or in a separate transaction. The table below shows the approximate breakdown of our fiscal year 2019 net sales by merchandise category:

Apparel 46% of Net Sales	Jewelry 27% of Net Sales	Accessories 16% of Net Sales	Gifts 10% of Net Sales
Dresses, Fashion Tops, Sweaters, Cardigans and Wraps, Bottoms, Outerwear and Jackets, Tees and Tanks, Intimates	Necklaces, Earrings, Bracelets, Rings	Handbags, Clutches, Wallets, Shoes, Belts, Hats, Scarves, Sunglasses, Watches, Beauty, Hair Accessories	Fragrance, Candles, Bath and Body, Home Accessories, Books, Wall Art, Nail Polish, Miscellaneous Items

We believe we can improve our conversion rate, traffic and our flow of on-trend merchandise by continuing to implement our strategies of customer demand driving our merchandise assortment and our renewed emphasis on demand based, fast fashion principles in merchandise planning and buying.

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

We do not own or operate any manufacturing facilities. We have relationships with a diverse base of approximately 400 vendors and transact business on a purchase-order-by-purchase order basis. In fiscal year 2019, we sourced approximately 97% of our merchandise from 200 vendors while our top 10 vendors sourced approximately 35% of our merchandise, with no single vendor accounting for more than 6% of our purchases. We believe that the loss of any single current vendor would not result in a material disruption to our business.

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

Our Sales Channels

We conduct business through our boutiques and our ecommerce website, www.francescas.com. We do not incorporate the information contained on, or accessible through, the investor relations section of our website into this Annual Report on Form 10-K, and it should not be considered a part of this Annual Report on Form 10-K.

Boutiques

As of February 1, 2020, we operated 711 boutiques under the name francesca’s® in 47 states throughout the United States and the District of Columbia. Our long-term strategy depends on our ability to successfully operate existing and new boutiques in a timely and cost-effective manner. Our current priority remains to implement the strategies discussed above under “Our Growth Strategy” to continue to enhance comparable sales and profitability. We plan to resume boutique openings in the future as appropriate once the desired results of our turnaround plan are achieved. The table below shows the number of boutiques operated by state as of February 1, 2020.

State	Number of Boutiques	State	Number of Boutiques
Alabama	12	Montana	2
Arizona	11	Nebraska	5
Arkansas	9	Nevada	7
California	60	New Hampshire	6
Colorado	15	New Jersey	28
Connecticut	10	New Mexico	2
Delaware	4	New York	29
District of Columbia*	2	North Carolina	21
Florida	52	North Dakota	4
Georgia	19	Ohio	25
Idaho	2	Oklahoma	8
Illinois	34	Oregon	6
Indiana	15	Pennsylvania	29
Iowa	7	Rhode Island	4
Kansas	7	South Carolina	11
Kentucky	9	South Dakota	2
Louisiana	12	Tennessee	18
Maine	2	Texas	74
Maryland	14	Utah	3
Massachusetts	21	Virginia	24
Michigan	20	Washington	13
Minnesota	15	West Virginia	3
Mississippi	7	Wisconsin	13
Missouri	14	Wyoming	1

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

Our boutiques typically range in size from 1,000 to 2,000 square feet, with an average size of 1,462 square feet as of February 1, 2020. Our locations typically have a boutique front that is at least 25 feet wide, which we adorn with visually appealing architectural lighting, signage and display window presentations. Inside, we use a variety of color palettes and soft lighting. Each boutique’s merchandise presentation, including display windows, tables and walls, is refreshed frequently to keep our shopping experience new and exciting. We believe by constantly changing our visual merchandising and presentation, we give our customers a reason to shop our boutiques frequently, building customer loyalty. Our boutique managers also share best-practices with each other. We believe these grass-root interactions improve the sense of community among our boutique managers and enhance the shopping experience for our customers.

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

Boutique Openings, Closures and Remodels

During fiscal year 2018, we opened 32 boutiques with an average size of approximately 2,033 square feet. These boutiques generated average sales of approximately $621,000 in the first year and are expected to pay back our pre-tax net investment, on average, in approximately three and a half years. Our average pre-tax net investment consisted of $276,000 in average boutique build-out costs (net of $44,000 average tenant allowance) and $56,000 in average inventory. The payback period for boutiques opened in fiscal year 2018 was significantly longer compared to the payback period for boutiques opened in years prior to fiscal year 2017 primarily due to a decrease in overall boutique profitability as well as increasing boutique build-out costs, partly as a result of opening more boutiques in outlet centers, which are generally larger in size compared to boutiques in other venues.

The table below indicates certain historical information regarding our boutiques as of the end of each of the periods indicated below:

	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Mall	342	350	351	334	313
Non-mall(1)	369	377	370	337	303
Total boutiques	711	727	721	671	616
Boutiques opened	5	32	60	64	83
Boutiques closed	21	26	10	9	6
Boutique remodels	-	81	17	32	25
Total approximate gross square feet at the end of the period	1,040,000	1,055,000	1,024,000	933,000	843,000
Average square feet per boutique at the end of the period (2)	1,462	1,452	1,420	1,391	1,368
Net sales per average square foot for the period(3)	$390	$404	$482	$545	$543

(1)	Non-mall includes boutiques in lifestyle centers, street locations, strip centers and outlet centers.
(2)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.
(3)	Net sales per average square foot is calculated by dividing net sales for the period by the average total square feet during the period. For purposes of providing net sales per square- foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. Average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.

Our flexible boutique format has enabled us to successfully open boutiques across a variety of shopping venues, market sizes, climates and demographics. Our real estate committee has consistently utilized a disciplined approach to site selection, which analyzes the prospective shopping venue for factors such as overall shopping venue productivity, competitive environment and specific sales of other retailers deemed most relevant as well as the configuration of available space for potential new boutique locations. When selecting a location for a new boutique, we seek prominent locations in high-traffic areas of the shopping venue and in close proximity to other retailers targeting similar customers. We also evaluate each new boutique location based on projected sales and determine whether the capital investment and estimated boutique four-wall contribution satisfies our targeted return threshold, occupancy costs, and boutique contribution. We believe these attributes have provided us, and will continue to provide us, with a wide scope of real estate opportunities and enhances our ability to profitably expand our boutique base. Our current priority remains to implement the strategies of our turnaround plan discussed above under “Our Growth Strategy” to enhance comparable sales. We plan to resume boutique openings in the future as appropriate when the desired results are achieved under our turnaround plan.

We continuously review the overall economic performance of our boutiques. As part of our economic review process, we evaluate a variety of factors such as expected future revenue and contribution margin, applicable market conditions, our co-tenancy requirements, unamortized portion of leasehold improvements, our ability to terminate the underlying lease obligation and related cost of any such early termination. As a result of such review, we closed 21 underperforming boutiques during fiscal year 2019. For fiscal year 2020, we will continue to focus on optimizing our existing real estate fleet by reviewing the lease expense structure for our existing boutiques, with an emphasis towards calibrating occupancy costs and sales levels, negotiating with landlords for early lease terminations or rent concessions for underperforming boutiques and early extensions for our best performing boutiques, as appropriate.

In fiscal year 2018, we started a boutique remodel program where we refreshed 81 high-volume existing boutiques. We view this refresh program as an important investment to continually enhance the customer shopping experience. While we put a pause on this program in fiscal year 2019 due to the recent challenges in our business, we currently intend to reinitiate this program when the desired results are achieved under our turnaround plan.

Ecommerce

Our ecommerce operations consists of our www.francescas.com website. Through our website, our customers are able to purchase individual items, shop the latest jewelry, gift or fashion merchandise and special promotions, create a wish list, sign up for our customer email list, connect and follow us on social media sites such as Facebook, Twitter, Instagram and Pinterest, as well as obtain current information on our boutique locations. This channel enables us to further build our brand, address the growing preference for online shopping and reach customers in all areas where we currently do not have a boutique. We recognize the growing preference for online shopping and we plan to make necessary investments in our website and supporting functions that will further enhance our customers’ shopping experience as well as establish the framework for our long-term ecommerce strategies. During fiscal 2018, we invested in a warehouse management system to support our ecommerce operations. We intend to make the necessary investments in our ecommerce website and supporting functions in fiscal year 2020 and beyond, which we believe will further enhance our customers’ shopping experience. We believe there is significant potential to expand this channel over time with our current infrastructure.

Omni-Channel Customer Experience

We have made significant investments in our technology systems and enabled certain omni-channel capabilities, including “buy-online and ship-to-boutique” and “buy-in-boutique and ship-to-home,” which offer a consistent and seamless shopping experience both in-boutique or online. We believe that the line between our boutiques and ecommerce channels are disappearing as customers increasingly interact with us both in-boutique and online. We are focused on leveraging the best of both channels to create an exceptional and seamless omni-channel shopping experience for our customers.

Marketing and Advertising

We have historically focused on organic, viral and in-boutique marketing to increase customer loyalty and build our brand image. By locating our boutiques in prominent, high-traffic locations and our limited use of traditional radio and print advertising, we encourage people to ‘discover’ francesca’s ®. We believe that many of our customers develop a personal connection with our boutiques and become our ambassadors in the local community by spreading the word about francesca’s ®. Our boutique managers are passionate about francesca’s® and contribute to our marketing effort by participating in shopping center or community sponsored marketing events. We also use email communications, our website and, increasingly, social networking sites, such as Facebook, Twitter, Instagram and Pinterest, individual social media influencers and fashion related blogs to achieve our marketing goals. We plan to continue to focus our investments in the appropriate marketing programs to build customer loyalty. In fiscal year 2018, we launched a nationwide customer loyalty program, franRewards, where members may receive free gifts, discounts as well as early access to certain promotions. Our loyalty program is aimed at driving traffic into our boutiques, better understand our customers’ purchasing pattern as well as support various strategic initiatives. Benefits under our loyalty program have currently been put on hold. We are in the process of evaluating the structure of our rewards program and intend to resume providing benefits upon the conclusion of such assessment.

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

In prior years, we deployed new technologies to enhance our omni-channel and customer engagement capabilities as part of our long-term strategic plan. Specifically, in fiscal year 2017, we completed our legacy point-of-sale system replacement and the implementation of a new customer relationship management system and, in October 2018, we completed the implementation of a new warehouse management system for ecommerce. These new systems have enhanced our visibility into our customers’ preferences, merchandise products and supply chain which we expect will result in improved customer service, improved operational efficiency, enhanced management analytics and increased inventory synergies between our ecommerce and our boutique channels.

We will remain diligent in our efforts to maintain the functionality and performance of our existing enterprise applications and infrastructure to support the Company’s turnaround and growth plans.

Competition

The women’s apparel, jewelry, accessories and gifts market is large, fragmented and highly competitive. Our largest competitors include national and regional department stores, value retailers, specialty retailers, mass merchants and internet-based retailers. Due to the breadth of our merchandise, it is difficult to identify companies that compete with us in every product category. We generally compete with individual, often owner-operated specialty shops in each of the markets that we operate as well as broadly merchandised department stores and certain specialty stores. We also face intense competition from the ecommerce platforms of our brick and mortar competitors, as well as internet-based retailers due to the continuing shift in customer demand away from brick and mortar to ecommerce. We may also face new competitors and increased competition from existing competitors if and when we expand into new markets and increase our presence in existing markets.

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

Intellectual Property

We have registered our trademark francesca’s® with the United States Patent and Trademark Office. We own domain names, including www.francescas.com , and we own unregistered copyright in our website content. We believe our trademarks have value, and we diligently protect them against infringement. For instance, we have filed applications to register our trademark internationally. We will also continue to file new applications as appropriate to protect our intellectual property rights.

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

Privacy Laws

In the course of our operations, we gather, process, transmit and store customer information, including personal, payment, credit and other confidential and private information such as home addresses and birthdays. Our collection, retention, transfer and use of this information are governed by U.S. laws and regulations relating to privacy, data protection and information security, as well as industry standards and protocols. The regulatory framework for privacy and information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. In the United States, federal and various state governmental bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of certain categories of information. Some of these requirements include obligations of companies to notify individuals of security breaches involving particular personal information, which could result from exploitation of a vulnerability in our systems or services or breaches experienced by us. For example, the State of California recently enacted the California Consumer Privacy ACT (“CCPA”), which became effective on January 1, 2020. The CCPA expands the scope of what is considered “personal information” and creates new data access and opt-out rights for consumers, which creates new requirements for us and other companies that operate in California. Any failure or perceived failure to comply with these laws and regulations could harm our reputation or lead to litigation, which could adversely affect our financial condition.

Labor and Employment Laws

We are subject to the U.S. Fair Labor Standards Act, the U.S. Immigration Reform and Control Act of 1986 and various other federal and state laws governing matters such as minimum wage requirements, overtime, fringe benefits, workplace safety and other working conditions and citizenship requirements. A significant number of our boutique personnel are paid at rates related to the applicable minimum wage, and past increases in the minimum wage have increased our labor costs, as would future increases. Our vendors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs for goods supplied to us and our boutiques. We may also be subject to lawsuits from our employees, the U.S. Equal Employment Opportunity Commission or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters.

Insurance

We use insurance for a number of risk management activities, including workers’ compensation, general liability, automobile liability, cyber security and employee-related health care benefits, a portion of which is paid by our employees. We evaluate our insurance requirements on an ongoing basis and believe we maintain adequate levels of coverage.

Our Employees

As of February 1, 2020, we had 5,236 total employees. Of our total employees, 1,159 are full time employees and 4,077 are part time employees. As of April 15, 2020, substantially all our corporate and boutique employees were furloughed as a result of temporary boutique closures and various state and local “stay-at-home” orders in response to the COVID-19 pandemic. None of our employees are represented by a labor union and we have had no labor-related work stoppages as of February 1, 2020. Our relationship with our employees is one of the keys to our success and we believe that relationship is satisfactory.

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

Our business is subject to risks arising from the COVID-19 pandemic.

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that we or our employees, vendors, suppliers and other partners may be prevented from conducting normal business activities at full capacity for an indefinite period of time, including due to spread of disease among our employees, vendors, suppliers and other partners, or due to shutdowns that may be or have been requested or mandated by governmental authorities. While it is not possible at this time to predict with certainty the impact that the COVID-19 pandemic will have on our business, the continued spread of COVID-19 and the measures taken by the U.S. government and the government of the countries in which we operate and in which our vendors and suppliers operate has and / or may continue to result in, among other things, the closure of all of our boutiques from March 25, 2020 to April 30, 2020, when we began reopening a small number of our boutiques in locations where local shutdown orders have been lifted, reduced operating capacity at our ecommerce website and distribution facility, reduced customer visits on our ecommerce website, temporary furloughs of substantially all corporate and boutique employees (for the duration of boutique closures at their location and subject to reduced staffing for a phase-in period upon reopening), base salary reductions for our senior leadership team, suspension of payment of all accounts payable other than those necessary to support our ecommerce business, a shortage of boutique employees who are willing to operate our boutiques when they reopen, a delay in the shipment of merchandise to our boutiques or a shortage of merchandise in our boutiques and a decrease in consumer willingness to visit malls and shopping centers and consumer discretionary spending generally. If individuals decide to continue to stay at home and away from malls and other shopping locations when our boutiques reopen, including due to continued and prolonged periods of government mandated remote work or sheltering in place or due to a resurgence of COVID-19 after the initial infection has subsided, it would further adversely affect traffic in our boutiques and, therefore, our operating results and financial condition will or may be adversely impacted. In addition, if individuals are concerned with the economic impact of the COVID-19 pandemic, they may decrease their discretionary spending on our products, which would adversely affect our operating results and financial condition. The COVID-19 pandemic and mitigation measures are currently having and may continue to have an adverse impact on global economic conditions, which has had and may continue to have an adverse effect on our business and financial condition, including on our ability to obtain financing on terms acceptable to us, if at all. The extent to which the COVID-19 pandemic continues to impact our results will depend on future developments that are highly uncertain and cannot be predicted at this time, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

In addition, in connection with the COVID-19 pandemic, many federal, state and local governmental authorities or individual landlords have granted, or may potentially grant, rent relief or other relief or enact amnesty programs applicable to the leases for our boutiques, corporate headquarters and distribution facility. As a result of such relief, beginning in April 2020, we stopped lease payments on all of our boutiques, corporate headquarters and distribution facility, subject to discussions with our landlords. We intend to resume lease payments, including the repayment of abated lease payments, upon the earlier of the termination of such rental relief periods or upon our resuming normal operations following the COVID-19 pandemic. If we are unable to generate sufficient operating income to repay abated lease payments within the timelines prescribed by applicable governmental authorities or agreed by our landlords, the leases for our boutiques, corporate headquarters and distribution facility may be subject to cancellation. Further, there can be no assurance that we will be successful in obtaining all or any of the additional rent relief we are seeking. Failure to obtain such rent abatements would have a material adverse effect on our liquidity, financial condition and results of operations. The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows will depend on our ability to have sufficient liquidity until such time as our stores can again generate revenue and profits capable of supporting our ongoing operations, all of which remain highly uncertain at this time.

Our audited financial statements included a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern.

Our audited financial statements as of and for the year ended February 1, 2020 were prepared on the assumption that we would continue as a going concern. Our audited financial statements as of and for the year ended February 1, 2020 did not include any adjustments that might result from the outcome of this uncertainty. As a result of the impact of the COVID-19 pandemic on our operations as described above, our management has determined that there is a substantial doubt about our ability to continue as a going concern over the next twelve months and our independent auditors have included a “going concern” explanatory paragraph in their report on our financial statements as of and for the year ended February 1, 2020. We have obtained a waiver of any event of default associated with our independent auditor’s report indicating a substantial doubt about our ability to continue as a going concern in connection with our year-end audit under our Amended Asset Based Revolving Credit Agreement with JPMorgan Chase Bank, N.A. (“Amended ABL Credit Agreement”) and Term Loan Credit Agreement with Tiger Finance, LLC (“Term Loan Credit Agreement”). The reaction of investors to the inclusion of a going concern statement by our independent auditors, and our potential inability to continue as a going concern, could materially adversely affect the price of our common stock.

Additionally, if our projected operating results fail to improve we could violate additional debt covenants, our liquidity could be further adversely impacted and we may need to seek additional sources of funding. There is no assurance that we will be able to maintain our borrowing base availability under our Amended ABL Credit Agreement and Term Loan Credit Agreement, raise additional capital to fund our operations, or that debt or equity financing will be available in sufficient amounts or on acceptable terms. If our operating results fail to improve, then our financial condition could render us unable to continue as a going concern.

Our liquidity has been adversely impacted by our negative operating results and the COVID-19 pandemic and there is no assurance that we will have sufficient liquidity to continue operations.

We experienced significant declines in comparable sales, net sales and gross profit since fiscal year 2017 as compared to prior periods. The decrease in comparable sales was primarily driven by the decline in boutique traffic and conversion rates. The shutdown of all of our boutiques in connection with the COVID-19 pandemic have exasperated these issues. As a result, we need to obtain additional financing to fund our current obligations and operations either through a refinancing or other means. There can be no assurance that we will be able to effect a refinancing on acceptable terms or obtain additional liquidity. As described above in the risk factors entitled, “Our business is subject to risks arising from the COVID-19 pandemic.” and “As a result of the impact of the COVID-19 pandemic, our audited financial statements contain a statement regarding a substantial doubt about our ability to continue as a going concern.”, the inclusion of a going concern qualification in the report of our independent registered public accountant on our financial statements for the fiscal year ended February 1, 2020 resulted in a violation of certain covenants under our Amended ABL Credit Agreement and Term Loan Credit Agreement. In addition, our failure to pay rent on our leased locations in the month of April has resulted, and our planned non-payment of rent in the months of May and June will result, in a violation of certain covenants under our Amended ABL Credit Agreement and Term Loan Agreement. If we are unable to regain compliance (without further waivers from our lenders) with the covenants under our Amended ABL Credit Agreement and Term Loan Credit Agreement, we may have events of default under such credit agreements and we may be unable to make future borrowings under such credit agreements. Any inability to borrow under our credit agreements would adversely impact our ability to repay currently suspended accounts payable and abated lease payments for all of our boutiques, corporate headquarters and distribution facility, within the timelines prescribed by applicable governmental authorities or agreed to by our landlords or third parties, as applicable. We cannot provide any assurance that we will be able to secure sufficient liquidity to fund our business operations, including through additional financings, re-financings, or that we will be able achieve positive results through our growth strategy. If we are unable to generate or obtain the requisite amount of financing needed to fund our business operations or execute our growth strategy, our liquidity and ability to continue operations could be materially adversely affected. As a result, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

We have recently experienced a significant decline in our operating margins and our inability to maintain or improve our operating margins could adversely affect our business, financial condition and results of operations.

In fiscal year 2018, we had an operating loss for the first time as a public company. We also had an operating loss in fiscal year 2019. We aim to increase our operating margins through enhancements to our merchandise offerings, continued cost disciplines, improved productivity in our boutiques and the optimization of the lease expense structure for our existing boutiques. There can be no assurance that these measures will be successful. Further, our operating loss has resulted in less cash from operations making it more difficult for us to successfully operate our business and execute our turnaround plan. For example, we have paused our boutique remodel program that we initiated in fiscal year 2018 even though we view this refresh program as an important investment to continually enhance the customer shopping experience we strive to achieve. Additionally, it has made it difficult for us to capitalize on our opportunities to improve our infrastructure. For example, with respect to our infrastructure, if we do not have the funds to adequately refine and improve our various ordering, tracking and allocation systems, we may not be able to react quickly enough to changing trends and customer demand or reduce inventory shrinkage. If we are not able to successfully execute our turnaround plan, we may not be able to achieve our goals with respect to operating margins. As a result, our operating margins may stagnate or further decline, which could adversely affect our ability to make necessary improvements to our business, which would negatively impact our business, financial condition and results of operations.

We have recently experienced a significant decline in our comparable sales and our inability to maintain or increase our comparable sales could adversely impact our net sales and financial condition.

Our comparable sales significantly declined since fiscal years 2017 as compared to prior year periods. We may not be able to sustain or increase comparable sales. If our future comparable sales further decline or fail to meet market expectations, our profitability could be harmed or become nonexistent. The aggregate comparable sales levels of our boutiques have fluctuated in the past and can be expected to fluctuate in the future. A variety of factors affect comparable sales, including fashion trends, competition, current national and regional economic conditions, pricing, changes in customer shopping patterns, changes in our merchandise mix, prior period comparable sales levels, inventory shrinkage, the timing and amount of markdowns, the success of our marketing programs, the success of our merchandising initiatives, holiday timing and weather conditions. These factors, among others, may cause our comparable sales results to be materially lower than in recent periods, which would harm our business, results of operations and financial condition.

The value of our deferred tax assets may not be realizable to the extent our future profits are less than we have projected, which may have a material adverse effect on our results of operations and our financial condition.

We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. Based on available positive and negative evidence, including past operating results, estimates of future income, future reversals of existing taxable temporary differences and tax planning strategies, we determined that it is more-likely-than-not that we will not realize our deferred tax assets in future periods and, therefore, a full valuation allowance has been established against our net deferred tax assets since fiscal year 2018. Our assessment of the realizability of our deferred income tax assets requires significant judgment.

There are no assurances that we will not increase or decrease the valuation allowances in future periods against deferred tax assets and liabilities. Any additional valuation allowance or the failure to reverse our current valuation allowance could have a material adverse effect on our results of operations and financial conditions.

We will require capital to fund our business, which may not be available to us on satisfactory terms or at all. We plan to use cash from operations and our Amended ABL Credit Agreement and Term Loan Credit Agreement to fund our operations and execute our strategy. If we are unable to maintain sufficient levels of cash flow, we may not meet our expectations or we may require additional financing which could adversely affect our financial health and impose covenants that limit our business activities.

We currently primarily depend on cash flow from operations and our Amended ABL Credit Agreement and Term Loan Credit Agreement to fund our business. Availability under the Amended ABL Credit Agreement is subject to a customary borrowing base, as reasonably determined by the applicable agent, comprised of: (a) a specified percentage of the Borrower’s credit card accounts (as defined in the Amended ABL Credit Agreement); and (b) a specified percentage of the Borrower’s eligible inventory (as defined in the Amended ABL Credit Agreement), and reduced by (c) certain customary reserves and adjustments (as defined in the Amended ABL Credit Agreement). The combined borrowing base is the lesser of (i) the sum of the (a) the Revolving Loan Cap (as defined in the Amended ABL Credit Agreement), which is the lesser of (x) $34.0 million and (y) the borrowing base under the Amended ABL Credit Agreement, plus, (b) any outstanding amount under the Term Loan Credit Agreement and (ii) the Term Loan Credit Agreement borrowing base (as defined in the Term Loan Credit Agreement). In addition, on May 1, 2020, we entered the JPM Letter Agreement and Tiger Letter Agreement which contain certain conditions and covenants and to provide that in the case of the JPM Letter Agreement, (i) we are required to use the entire $10.7 million income tax refund requested under the CARES Act to repay certain outstanding borrowings under the Amended ABL Credit Agreement and (ii) no loans will be made under the ABL Credit Agreement unless our aggregate amount of cash and cash equivalents is less than $3.0 million. See Item 9B of this Annual Report on Form 10-K for additional information. If our business does not generate sufficient cash flow from operations to fund our operations and execute on strategy, and sufficient funds are not otherwise available to us from our Amended ABL Credit Agreement and Term Loan Credit Agreement, we may need additional equity or debt financing. If such financing is not available to us, or is not available on satisfactory terms, our ability to continue operations could be materially and adversely affected. If we raise additional capital by issuing equity securities or securities convertible into equity securities, your ownership would be diluted.

Our success depends on our ability to anticipate, identify and respond quickly to new and changing fashion trends, customer preferences and other factors, and our inability to anticipate, identify and respond to these changes and trends could have a material adverse effect on our business, financial condition and results of operations.

Our core market, which is comprised of apparel, jewelry, accessories and gifts for women from 18 to 35-year old, is subject to rapidly shifting fashion trends, customer tastes and demands. Accordingly, our success is dependent on our ability to anticipate, identify and respond to the latest fashion trends and customer demands, and to translate such trends and demands into appropriate, saleable product offerings in a timely manner. In recent years, we believe we did not execute on policies that best enabled us to anticipate, identify and respond to these trend and demands, which we believe was the primary contributor to the decline in our comparable sales. Our merchandise buying and planning and allocation teams are primarily responsible for performing this analysis and making product purchase decisions. Our failure to anticipate, identify or react swiftly and appropriately to new and changing styles, trends or desired image preferences or to accurately anticipate and forecast demand for certain product offerings is likely to lead to lower demand for our merchandise, which could cause, among other things, sales declines, disposing excess inventories and a greater number of markdowns resulting in a decreased merchandise margin. Further, if we are not able to anticipate, identify and respond to changing fashion trends and customer preferences, we may lose customers and market share to those of our competitors who are able to better anticipate, identify and respond to such trends and preferences. Because our success depends on our brand image, our business could be materially adversely affected if new product offerings are not accepted by our customers. Our new product offerings may not be met with the same level of acceptance as our past product offerings and we may not be able to adequately respond to fashion trends in a timely manner or the preferences of our customers. If we do not accurately forecast or analyze fashion trends and sales levels, our business, financial condition and results of operations will be adversely affected.

If we are not able to successfully maintain a broad and shallow merchandise assortment, we may be unable to attract a sufficient number of customers to our boutiques or sell sufficient quantities of our merchandise through our ecommerce website, which could result in excess inventories and markdowns.

We use the term broad and shallow to refer to a diverse merchandise assortment with relatively small inventory of each product. We believe that our strategy to offer our customers a broad and shallow merchandise assortment is important to the success of our business. Among other things, we believe that this strategy creates a constant sense of newness and scarcity value, which drives repeat boutique visits and increased sales. We believe that this strategy helps us reduce markdowns. There can be no assurance that we will be able to continue to adequately stock our boutiques with a sufficiently broad and shallow assortment of merchandise. As we have or may increase order volumes in connection with the increase in demand of our merchandise and the expansion of our ecommerce website and begun to emphasize the congruence of our merchandise offerings throughout our boutiques, it has become increasingly difficult for us to accurately forecast the optimal amount of merchandise to order from our vendors. For example, in fiscal year 2018, there were certain products that resonated with customers, but we had not ordered enough of those products to capitalize on their popularity. If we are unable to successfully offer a broad and shallow merchandise assortment, customers may choose to visit our boutiques or our ecommerce website less frequently, our brand could be impaired, our market share may decline and our results of operations will deteriorate. Further, any failure to maintain a broad and shallow merchandise assortment could lead to excess inventories which could lead to markdowns and increased marked out-of-stock charges and promotions, which would result in a decrease in our merchandise margin.

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

The success of our business is in part driven by the compelling price-value proposition we offer our customers. If the costs of the raw materials, particularly cotton, leather and synthetics, used in producing our merchandise increase, our vendors would look to pass these cost increases along to us. The price and availability of such raw materials may fluctuate significantly, depending on many factors which are outside of our control, including commodity prices, crop yields, natural disasters, pandemics and weather patterns. If our vendors attempt to pass any cost increases on to us and we refuse to pay the increases, we could lose certain vendors as suppliers, resulting in the risk that we could not fill our orders in a timely manner or at all. If we pay the increases, we could either attempt to raise retail prices, which could adversely affect our sales and our brand image, or choose not to raise prices, which could adversely affect the profitability of our merchandise sales.

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

Consumer purchases of discretionary retail items and specialty retail products, which include our apparel, jewelry, accessories and gifts, may be adversely affected by national and regional economic, market and other conditions such as employment levels, salary and wage levels, the availability of consumer credit, inflation, high interest rates, high tax rates, high fuel prices, the threat of a pandemic or other health crisis (such as COVID-19) and consumer confidence with respect to current and future economic, market and other conditions. Consumer purchases may decline during recessionary periods or at other times when unemployment is higher or disposable income is lower. These risks may be exacerbated for retailers like us that focus significantly on selling discretionary fashion merchandise. Consumer willingness to make discretionary purchases may decline, may stall or may be slow to increase due to national and regional economic conditions. Our financial performance is particularly susceptible to economic and other conditions in regions or states where we have a significant number of boutiques. There remains considerable uncertainty and volatility in the national and global economy. Further or future slowdowns or disruptions in the economy, market and other conditions could adversely affect mall traffic and new mall and shopping center development and could materially and adversely affect us and our business strategy. We may not be able to sustain or increase our current net sales if there is a decline in consumer spending.

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

We have historically focused on organic, viral and in-boutique marketing to capture the interest of our customers and drive them to our boutiques and website. We limit our use of traditional advertising channels, such as newspapers, magazines, billboards, television, direct mail and radio, which are used by some of our competitors. Although we continue to work to strengthen and evolve our marketing programs, including through the use of investments in influencers in digital and social media, there is no guarantee that such efforts will be successful. We have increased and expect to continue to increase our use of digital advertising, including social media, such as Facebook, Instagram, Pinterest and Twitter, in the future. If our marketing efforts are not successful, there may be no immediately available or cost effective alternative marketing channel for us to use to build or maintain brand awareness. Failure to successfully connect with our target customers in new and existing markets could harm our business, results of operations and financial condition.

We depend on our senior management personnel and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.

Our future success is substantially dependent on establishing and maintaining an experienced senior management team. We are currently experiencing a Chief Executive Officer transition. On February 10, 2020, our board of directors appointed Mr. Andrew Clarke as our Chief Executive Officer effective March 9, 2020. Mr. Michael Prendergast of Alvarez & Marsal, our Interim Chief Executive Officer, then resigned from such position effective as of March 9, 2020. However, our business could be adversely affected if we are unable to successfully or timely integrate our new Chief Executive Officer or find suitable permanent replacements for certain positions within our merchandising, planning and allocation teams. The loss of services of one or more of our senior management could impair our ability to manage our business effectively and could have an adverse effect on our business, as we may not be able to find suitable individuals to replace them on a timely basis or at all. Any departures of key personnel could be viewed in a negative light by investors and analysts, which could cause our common stock price to decline. We do not maintain key person insurance on any employee.

In addition to our senior management, we have other employees in positions, including those employees responsible for our merchandising and operations departments that, if vacant, could cause a temporary disruption in our business until such positions are filled.

Our ability to successfully open and operate new boutiques in a timely and cost-effective manner is subject to a number of risks.

While we are currently focused on optimizing our existing real estate fleet, we believe we will have an opportunity to grow our boutique base in the United States and that our long-term strategy depends upon our ability to successfully open new boutiques. The success of this strategy will depend largely upon our ability to optimize our existing real estate fleet and improve our operating margins, our ability to find a sufficient number of suitable locations, our ability to recruit, hire and train qualified personnel to operate our new boutiques and our ability to scale our infrastructure to successfully integrate our new boutiques.

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

If we encounter difficulties associated with our distribution facility or if it were to shut down for any reason, including fire, hurricanes, floods, pandemics, or other natural disaster or severe weather, we could face inventory shortages resulting in “out-of-stock” conditions in our boutiques, and delays in shipments to our customers, resulting in significantly higher costs and longer lead times associated with distributing our merchandise. See “ The current geographic concentration of our boutiques creates an exposure to local economies, regional downturns and severe weather or other catastrophic occurrences that may materially adversely affect our financial condition and results of operations ” below. Also, most of our computer equipment and senior management, including critical resources dedicated to merchandising, financial and administrative functions are located at our corporate headquarters. Our management and our operations and distribution staff would need to find an alternative location, causing further disruption and expense to our business and operations. For example, in August 2017, Hurricane Harvey hit south Texas which resulted in the shutdown of corporate headquarters for a few days and disruption in our supply chain for several weeks.

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

In connection with our strategy to optimize our real estate portfolio, our preferred approach to closing boutiques is to enter into lease termination agreements with respect to the leases at such boutiques, rather than to assign leases or to sublease the boutique premises because it allows us to avoid the risk of future liability under the leases. The costs of terminating the leases for boutiques we close may be greater than we currently estimate, in which case we may need to borrow under our Amended ABL Credit Agreement and Term Loan Credit Agreement. Further the cost to fund such liabilities is often significant and is funded through cash flow from operations. In addition, we could encounter difficulty raising the funds necessary to cover a part of the costs of terminating the leases for boutiques we intend to close. Such circumstances could materially adversely affect our business, financial condition or results of operations.

Our ability to obtain merchandise on a timely basis at competitive prices could suffer as a result of any deterioration or change in our vendor relationships or events that adversely affect our vendors or their ability to obtain financing for their operations.

We have many important vendor relationships that we believe provide us with a competitive advantage. We do not own or operate any manufacturing facilities. Instead, we purchase our merchandise from third-party vendors. Our top 10 vendors sourced approximately 35% of our merchandise in fiscal year 2019 with no single vendor accounting for more than 6% of our purchases. Our business and financial performance depend in large part on our ability to evaluate merchandise quickly for style and then modify any undesirable designs or to improve the quality, look, and fit of the item. We do not have long-term contracts with any of these vendors and we generally operate without any contractual assurances of continued supply, pricing or access to new products. Rather, we receive and review samples almost daily for fit and fashion evaluation. Maintaining positive working relationships with our vendors is an important element of our business. Any of our vendors could discontinue supplying us with desired products in sufficient quantities for a variety of reasons.

The benefits we currently experience from our vendor relationships could be adversely affected if our vendors:

•	choose to stop providing merchandise samples to us or otherwise discontinue selling merchandise to us;

•	raise the prices they charge us;

•	change pricing terms to require us to pay on delivery or upfront, including as a result of changes in the credit relationships some of our vendors have with their various lending institutions;

•	reduce our access to styles, brands and merchandise by entering into broad exclusivity arrangements with our competitors or otherwise in the marketplace;

•	sell similar merchandise to our competitors with similar or better pricing, many of whom already purchase merchandise in significantly greater volume and, in some cases, at lower prices than we do;

•	experience reduced production, operational shutdowns, or are otherwise negatively impacted as a result of the recent COVID-19 pandemic;

•	lose confidence in our business;

•	lengthen their lead times; or

•	initiate or expand sales of apparel and accessories to retail customers directly through their own stores, catalogs or on the internet and compete with us directly.

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

While accounting for only 9.0% of our net sales in each of fiscal years 2019 and 2018, our ecommerce operations is an important element of our brand and relationship with our customers. Further expanding our ecommerce business is an important part of our growth strategy. In addition to changing consumer preferences, shifting traffic patterns and related customer acquisition costs and buying trends in our ecommerce, we are vulnerable to certain additional risks and uncertainties associated with ecommerce sales, including rapid changes in technology, diversion of sales from our boutiques, credit card fraud, website downtime and other technical failures, security breaches, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities. Our failure to successfully respond to these risks and uncertainties could reduce our ecommerce sales, increase our costs, diminish our growth prospects, and damage our brand, which could negatively impact our results of operations and stock price. Our lack of investment in our ecommerce operations in the short-term may exacerbate these risks.

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

The current geographic concentration of our boutiques creates an exposure to local economies, regional downturns and severe weather, including any weather patterns associated with global climate change or other catastrophic occurrences that may materially adversely affect our financial condition and results of operations.

We operated 74 boutiques in Texas as of February 1, 2020, making Texas our largest market, representing approximately 10% of our total boutiques. We also have boutique concentration in California, Florida and the Northeast region, operating 60 boutiques, 52 boutiques and 129 boutiques in these regions, respectively, as of February 1, 2020. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our sales and profitability. These factors include, among other things, changes in demographics and population and severe weather or natural disasters.

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

A substantial number of our boutiques are located in the northeastern and southeastern United States. These regions of the United States, Texas and other states along the Gulf Coast, in particular, are prone to severe weather conditions. For example, hurricanes have passed through these regions and caused extensive damage. Adverse weather conditions impacting these regions of the United States, including any weather patterns associated with global climate change, generally could harm our business, results of operations and financial condition. Severe weather can also result in weather-related supply disruptions, which could impact our ability to supply boutiques as was the case of Hurricane Harvey which hit south Texas in August 2017 and caused shutdown of our corporate headquarters for a few days and disrupted our supply chain for several weeks. Weather conditions can affect our net sales because inclement weather may discourage travel or require temporary boutique closures, thereby reducing customer traffic. Unseasonably warmer weather during typically colder months or unseasonably colder weather during typically warmer months, including any weather patterns associated with global climate change, can also negatively affect the seasonal composition and demand for our merchandise, which could harm our business, results of operations and financial condition.

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

Any event causing a sudden disruption of manufacturing or imports, including the imposition of additional import restrictions or the outbreak of a pandemic or contagious disease, such as COVID-19, could interrupt, or otherwise disrupt the shipment of finished products to us by our vendors and materially harm our operations. Political and financial instability outside the United States, strikes, adverse weather conditions or natural disasters that may occur or acts of war or terrorism in the United States or worldwide, may affect the production, shipment or receipt of merchandise. These factors, which are beyond our control, could materially hurt our business, financial condition and results of operations or may require us to modify our current business practices or incur increased costs.

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

The terms of our Amended ABL Credit Agreement and Term Loan Credit Agreement do, and the terms of any additional debt financing may, restrict our current and future operations, which could adversely affect our ability to manage our operations and respond to changes in our business.

Our Amended ABL Credit Agreement and Term Loan Credit Agreement contain, and any additional debt financing we may incur would likely contain, covenants that restrict our operations, including limitations on our ability to incur additional debt, grant liens, make certain investments, acquisitions loans and advances, sell assets, pay dividends or make distributions or other restricted payments, prepay other indebtedness, engage in mergers or consolidations, change the business conducted by Francesca’s Collections and its subsidiaries, engage in certain transactions with affiliates, enter into agreements that restrict dividends from subsidiaries or amend certain charter documents and material agreements governing subordinated and junior indebtedness. As disclosed above in the “Recent Developments” section, in May 2020, we entered into the JPM Letter Agreement and Tiger Letter Agreement which waived any default or event of default arising from our failure to (i) deliver annual audited consolidated financial statements for the fiscal year ended February 1, 2020 without a “going concern” or a like qualification or exception and (ii) pay rent on leased locations for the months of April, May and June, 2020. The JPM Letter Agreement and Tiger Letter Agreement contain certain conditions and covenants, including that, in the case of the JPM Letter Agreement, we are required to use the entire $10.7 million income tax refund requested under the CARES Act to repay certain outstanding borrowings under the Amended ABL Credit Agreement and providing that no loans will be made under the ABL Credit Agreement unless our aggregate amount of cash and cash equivalents is less than $3.0 million. A failure by us to comply with the covenants or financial ratios contained in our Amended ABL Credit Agreement and Term Loan Credit Agreement, including if we are unable or elect not to pay rent on our leased locations beginning in July 2020 and do not otherwise obtain a waiver from our lenders, or any additional debt financing we may incur could result in an event of default, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies. If the indebtedness under our Amended ABL Credit Facility and Term Loan Credit Agreement, including if we are unable or elect not to pay rent on our leased locations beginning in July 2020 and do not otherwise obtain a waiver from our lenders, or any additional debt financing we may incur were to be accelerated, our future financial condition could be materially adversely affected.

The phase out of LIBOR could increase our interest costs on our existing and future debt.

Our Amended ABL Credit Agreement and Term Loan Credit Agreement use the London Interbank Offered Rate (“LIBOR”) as a reference rate for borrowings thereunder, such that the interest rate applicable to such loans may, at our option, be calculated based on LIBOR. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021, or whether any alternative reference rate, such as the Secured Oversight Financing Rate (also known as SOFR) will attain market acceptance as a replacement for LIBOR. We have material borrowings under our Amended ABL Credit Agreement and Term Loan Credit Agreement that are indexed to LIBOR.  At this time, we cannot predict how markets will respond to these proposed alternative rates or the effect of any changes to LIBOR or the discontinuation of LIBOR. If LIBOR ceases to exist, we will need to enter into an amendment to the Amended ABL Agreement and Term Loan and we cannot predict what alternative index would be negotiated with our lenders. If our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

Any further impairment to the carrying value of our operating lease right-of-use assets or property and equipment could result in significant non-cash charges and could have a material adverse effect on our operational results.

Under generally accepted accounting principles, we evaluate long-lived assets held for use, including operating lease right-of-use (“ROU”) assets, and held for sale whenever events or circumstances indicate that impairment could have occurred. As of February 1, 2020, we had approximately $208.5 million of operating lease ROU assets and $51.5 million of property and equipment. Current and future economic conditions, as well as the other risks noted in this Item 1A, may adversely impact our ability to attract new customers, retain existing customers, maintain sales volumes and maintain margins. As discussed under “Critical Accounting Policies” included elsewhere in this report, these events could materially reduce our profitability and cash flows which could, in turn, lead to a further impairment of our long-lived assets. Furthermore, significant negative industry or general economic, market or other trends, disruptions to our business and unexpected significant changes or planned changes in our use of long-lived assets may result in additional impairments to our long-lived assets. As described in Note 5, Asset Impairment Charges, to the accompanying consolidated financial statements included herein, we recorded a non-cash asset impairment charge of $11.9 million in fiscal year 2019, which is primarily related to the write-off of operating lease ROU assets for 60 underperforming boutiques. This compares to non-cash impairment charge of $20.1 million in fiscal year 2018, which was primarily related to the write-off of boutique assets for 153 underperforming boutiques. Additionally, the asset impairment charge in fiscal year 2018 included a $4.9 million charge associated with the write-off of boutique furniture, fixtures and supplies that were no longer expected to be used as a result of postponing new boutique openings and remodels in future periods. There can be no assurance that we will not experience further impairment charges with respect to operating lease ROU assets or property and equipment in future periods. Any future impairment could have a material adverse effect on our business, financial condition, or results of operations.

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

We currently purchase all of our inventory from domestic vendors, who source our merchandise both domestically and internationally. We believe most of the merchandise sourced by our vendors was produced outside of the United States. These vendors, to the extent they obtain merchandise from outside of the United States, are subject to trade restrictions, including tariffs, safeguards or quotas, changes to which could increase the cost or reduce the supply of merchandise available to us. Under the World Trade Organization Agreement, effective January 1, 2005, the United States and other World Trade Organization member countries removed quotas on goods from World Trade Organization members, which in certain instances we believe afford our vendors greater flexibility in importing textile and apparel products from World Trade Organization countries from which they source our merchandise. However, as the removal of quotas resulted in an import surge from China, the United States imposed safeguard quotas on a number of categories of goods and apparel from China and may impose additional quotas in the future. These and other trade restrictions could have a significant impact on our vendors’ sourcing patterns in the future. The extent of this impact, if any, and the possible effect on our purchasing patterns and costs, cannot be determined at this time. We cannot predict whether any of the countries in which our vendors’ merchandise is currently manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States or foreign governments, nor can we predict the likelihood, type or effect of any restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against items we offer in our boutiques, as well as United States or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of merchandise to our vendors, and we would expect the costs to be passed along in increased prices to us, which could hurt our profitability.

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

Upon certain triggering events (none of which has occurred as of February 1, 2020), each Right will entitle the holder to purchase from us one five-thousandth (subject to adjustment) of one share of Series A Junior Participating Preferred Stock, $0.01 par value per share (the “Preferred Stock”) at an exercise price of $18.00 (the “Exercise Price”) per one five-thousandth of a share of Preferred Stock.  In addition, if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock without prior approval of our Board of Directors, or in the case of a person or group that beneficially owned more than 15% of our common stock prior to the issuance of the press release announcing the adoption of the Rights Agreement on August 2, 2019, such person or group acquires beneficial ownership of any additional shares of our common stock without prior approval of our Board of Directors, each holder of a Right (other than the acquiring person or group whose Rights will become void) will have the right to purchase, upon payment of the Exercise Price and in accordance with and subject to adjustment under the terms of the Rights Plan, a number of shares of our common stock having a market value of twice the Exercise Price (as adjusted).

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees or agents or stockholders.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer employee or agent, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or (iv) any action asserting a claim governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. This exclusive forum provision is intended to apply to claims arising under Delaware state law and would not apply to claims brought pursuant to the Exchange Act or Securities Act of 1933, each as amended, or any other claim for which the federal courts have exclusive jurisdiction. The exclusive forum provision in our amended and restated certificate of incorporation will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations. This exclusive forum provision may limit a stockholder's ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees or agents, which may discourage lawsuits against us and our directors, officers and other employees and agents. In addition, stockholders who do bring a claim in the Court of Chancery of the State of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. However, the enforceability of similar exclusive forum provisions in other companies' certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find this type of provision to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find the exclusive forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.

If we fail to comply with the continued listing requirements of the Nasdaq Stock Market, it could result in our common stock being delisted, which could adversely affect the market price and liquidity of our securities and could have other adverse effects.

Our common stock is currently listed for trading on The Nasdaq Global Select Market. We must satisfy Nasdaq’s continued listing requirements, including, among others, a minimum stockholders’ equity of $5.0 million and a minimum bid price for our common stock of $1.00 per share, or risk possibly delisting, which would have a material adverse effect on our business. On February 1, 2019, we received a letter from the Listing Qualifications staff of Nasdaq indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we no longer met the requirement of the Nasdaq Global Select Market to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1). As discussed under “Recent Developments” included elsewhere in this report, on July 1, 2019, we effected a 12-to-1 stock split in order to regain compliance with the minimum bid price requirement and, on July 17, 2019, Nasdaq informed us that we had regained full compliance with Nasdaq’s continued listing requirements. However, there can be no assurance that we will be able to maintain compliance with Nasdaq’s continued listing requirements. On April 17, 2020, Nasdaq filed a proposed rule change, which has now become effective, to permit a longer period of time for companies to regain compliance with the minimum bid price and market value of publicly held shares by tolling the compliance period through June 30, 2020. Upon expiration of the tolling period, if we do not maintain compliance with the Nasdaq continuing listing requirements, our common stock may be delisted from the Nasdaq Global Select Market and it could be more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our common stock could suffer a material decline. In addition, a delisting would impair our ability to raise capital through the public markets, could deter broker-dealers from making a market in or otherwise seeking or generating interest in our securities and might deter certain institutions and persons from investing in our securities at all.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property, but rather lease our properties. Our corporate headquarters, warehouse and distribution center are located in an approximately 218,000 square foot facility in Houston, Texas. This lease was scheduled to expire on April 30, 2020; however, we exercised our option to renew the lease, which extended the term through April 30, 2025. We believe that our current facility will be sufficient to support our business operations for several years.

As of February 1, 2020, we had 711 boutiques in 47 states and the District of Columbia. In total, we have approximately 1,040,000 gross square feet across all of our boutiques. Our boutiques are leased from third parties with initial lease terms of five to ten years and many of our lease agreements have additional five-year renewal options. A majority of our leases have early termination clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods or if a shopping center does not meet specified occupancy standards. In addition to fixed minimum lease payments, most of our boutique leases provide for additional rental payments based on a percentage of sales if sales at the respective boutiques exceed specified levels. A majority of our leases also provide for additional payments associated with common area maintenance, real estate taxes and insurance. Many of our lease agreements have defined escalating rent provisions over the initial term and extensions.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings involving us, please refer to Note 12, Contingencies, to our audited consolidated financial statements included in “Financial Statements and Supplementary Data” in Item 8 of this Annual Report, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Select Market under the symbol “FRAN.” As of April 15, 2020, there were approximately 59 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listing maintained by depositories.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data for each of the years ended February 1, 2020, February 2, 2019, and February 3, 2018, and the selected consolidated balance sheet data as of February 1, 2020 and February 2, 2019 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the year ended January 28, 2017 and January 30, 2016 and the consolidated balance sheet data as of February 3, 2018, January 28, 2017, and January 30, 2016 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

We operate on a fiscal calendar which, in a given fiscal year, consists of a 52- or 53-week period ending on the Saturday closest to January 31st. The reporting periods contained in our audited consolidated financial statements included in this Annual Report on Form 10-K contain 52 weeks of operations in fiscal year 2019, which ended on February 1, 2020, 52 weeks of operations in fiscal year 2018, which ended on February 2, 2019, and 53 weeks of operations in fiscal year 2017, which ended on February 3, 2018. Our fiscal year 2016 included 52 weeks of operations which ended on January 28, 2017 and our fiscal year 2015 included 52 weeks of operations which ended on January 30, 2016. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read the selected consolidated financial and operating data for the periods presented in conjunction with “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes, which are included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	February 1,	February 2,	February 3,	January 28,	January 30,
	2020	2019	2018	2017	2016
	(in thousands, except per share data, percentages and operating data)

Consolidated Statements of Operations
Net sales	$407,536	$428,115	$471,678	$487,188	$439,377
Cost of goods sold and occupancy costs	258,000	265,119	264,915	258,561	229,673
Gross profit	149,536	162,996	206,763	228,627	209,704
Selling, general, and administrative expense	161,689	176,379	176,543	160,561	146,597
Asset impairment charges(1)	11,860	20,122	258	141	790
(Loss) income from operations	(24,013)	(33,505)	29,962	67,925	62,317
Interest expense	1,204	426	452	464	457
Other (income) expense	(322)	(483)	(346)	(147)	151
(Loss) income before income tax expense	(24,895)	(33,448)	29,856	67,608	61,709
Income tax expense (2)	125	7,493	14,295	25,607	23,557
Net (loss) income	$(25,020)	$(40,941)	$15,561	$42,001	$38,152

Basic (loss) earnings per common share (3)	$(8.63)	$(14.12)	$5.16	$13.12	$10.90
Diluted (loss) earnings per common share (3)	$(8.63)	$(14.12)	$5.14	$13.07	$10.87

Weighted average shares outstanding:
Basic shares (3)	2,899	2,900	3,014	3,202	3,501
Diluted shares (3)	2,899	2,900	3,025	3,213	3,510

Consolidated Balance Sheets
Total current assets	$65,543	$77,247	$84,503	$100,075	$110,769
Total assets(4)	$328,608	$153,042	$185,240	$189,593	$193,577
Long-term debt	$-	$10,000	$-	$-	$-
Total liabilities(4)	$282,082	$79,652	$70,792	$73,058	$67,185
Total stockholders’ equity	$46,526	$73,390	$114,448	$116,535	$126,392

Operating data:
Comparable sales change for period (5)	(4)%	(14)%	(11)%	2%	3%
Number of boutiques open at end of period	711	727	721	671	616
Net sales per average square foot for period (6)	$390	$404	$482	$545	$543
Average square feet per boutique at the end of the period (7)	1,462	1,452	1,420	1,391	1,368
Total approximate gross square feet at end of period	1,040,000	1,055,000	1,024,000	933,000	843,000

(1)	We recorded a non-cash asset impairment charge of $11.9 million in fiscal year 2019, which is primarily related to the write-off of operating lease right-of-use (“ROU”) assets for 60 underperforming boutiques. This compares to non-cash impairment charge of $20.1 million in fiscal year 2018, which was primarily related to the write-off of boutique assets for 153 underperforming boutiques. Additionally, the asset impairment charge in fiscal year 2018 included a $4.9 million charge associated with the write-off of boutique furniture, fixtures and supplies that were no longer expected to be used as a result of postponing new boutique openings and remodels in future periods. See Note 5, Asset Impairment Charges, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
(2)	Our income tax expense for fiscal year 2018 included a $17.1 million non-cash valuation allowance provided on our net deferred tax asset. A valuation allowance has been recorded in fiscal year 2018 because we concluded that it is more likely than not that certain deferred tax assets will not be realized. In fiscal year 2019, we recognized additional valuation allowance of $7.5 million which is also included in income tax expense. See Note 6, Income Taxes, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
(3)	All per common share information presented have been adjusted to reflect the 12-to-1 reverse stock split that became effective on July 1, 2019. Refer to Note 1, Summary of Significant Accounting Policies, and Note 3, (Loss) Earnings Per Share, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
(4)	On February 3, 2019, we adopted the provisions of Accounting Standards Update (“ASU”) 842, “Leases,” and its amendments. As a result of the adoption, we recorded an operating lease liability of $278.9 million and operating lease right-of-use (“ROU”) asset of $242.9 million at February 3, 2019. Prior year amounts were not adjusted and continue to be reported under Accounting Standards Codification, 840, “Leases.” For additional information, see Note 1, Summary of Significant Accounting Policies, and Note 11, Leases, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
(5)	A boutique is included in comparable sales on the first day of the fifteenth full month following the boutique’s opening. If a boutique is closed for four or more days within a given fiscal week for any reason, we exclude sales from that boutique from comparable sales for that full fiscal week. If a boutique is permanently closed, we exclude sales from that boutique from comparable sales on the first day of the fiscal month that it did not register full month of sales. Comparable sales include our ecommerce sales and exclude gift card breakage income and sales during the 53rd week, if applicable.
(6)	Net sales per average square foot for the period is calculated by dividing net sales for the period by the average square feet during the period. For purposes of providing a net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. Average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average total square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.
(7)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.

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

We operate on a fiscal calendar which, in a given fiscal year, consists of a 52- or 53-week period ending on the Saturday closest to January 31st. The reporting periods contained in our audited consolidated financial statements included in this report contain 52 weeks of operations in fiscal year 2019, which ended on February 1, 2020, 52 weeks of operations in fiscal year 2018, which ended on February 2, 2019, and 53 weeks of operations in fiscal year 2017, which ended on February 3, 2018. Historical results are not necessarily indicative of the results to be expected for any future period.

Overview

francesca’s® is a specialty retailer which operates a nationwide-chain of boutiques providing customers a unique, fun and personalized shopping experience. The merchandise assortment is diverse and a balanced mix of apparel, jewelry, accessories and gifts. At February 1, 2020, francesca’s® operated 711 boutiques in 47 states and the District of Columbia and also served its customers through www.francescas.com, its ecommerce website.

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales, comparable sales, cost of goods sold and occupancy costs, selling, general and administrative expenses and income from operations.

Recent Developments

In fiscal year 2019, we developed and began execution of a turnaround plan to stabilize and then grow our business. This plan includes strategies aimed at enhancing our financial performance, which has declined primarily as a result of our continued comparable sales declines. See above under Item 1. Business, “Our Growth Strategy” for additional information. We began realizing benefits from our turnaround plan in the back half of fiscal year 2019, mainly due to modifications to our buying, merchandising and planning activities that allowed us to return to a demand based, read and react customer model. As a result, we saw a deceleration in the decrease in our comparable sales, ending fiscal year 2019 with a 4% decline compared to a 14% decline in fiscal year 2018 and an 11% decline in fiscal year 2017. Additionally, we reduced selling, general and administrative expenses by implementing measures to increase boutique team productivity and other targeted reductions across the entire organization, including workforce reductions in both our corporate office and field operations, which provided us with approximately $14.2 million in annualized savings. Our operating loss decreased to $24.0 million in fiscal year 2019 as compared to $33.5 million in fiscal year 2018. We expect to continue executing our turnaround plan until our desired results are achieved.

In February 2019, we executed a workforce reduction at both our corporate office and within field management as part of our cost reduction initiative associated with our turnaround plan that commenced in January 2019. Additionally, there were additional employee departures during fiscal year 2019 in connection with such initiatives. As a result, we expensed $1.7 million of severance benefits related to certain employee departures, excluding reversal of stock-based compensation, in fiscal year 2019. These severance benefits are included in selling, general and administrative expenses in the audited consolidated statements of operations.

On July 1, 2019, we effected a 12-to-1 stock split (the “Reverse Stock Split”), reducing the number of shares of common stock outstanding on that date from 35.4 million (which excludes 1.4 million of restricted stock awards granted to members of our Board of Directors prior to the Reverse Stock Split but issued after the Reverse Stock Split) to 3.1 million shares. Additionally, the number of shares of our common stock subject to outstanding stock options, restricted stock awards and restricted stock units, the exercise price of all our outstanding stock options, and the number of shares reserved for future issuance pursuant to our equity compensation plans were adjusted proportionately in connection with the Reverse Stock Split. The number of authorized shares of common stock under our Amended and Restated Certificate of Incorporation and the par value per share of our common stock were unchanged. All historical share and per share amounts presented herein have been adjusted retrospectively to reflect these changes. The Reverse Stock Split was effected in order to increase the market price per share of our common stock to ensure we regained full compliance with The Nasdaq Stock Market LLC’s (“Nasdaq”) minimum bid price requirement and maintained its listing on Nasdaq. Nasdaq informed us on July 17, 2019 that we had regained full compliance with Nasdaq’s listing requirements.

On July 31, 2019, our Board of Directors adopted a limited duration stockholder rights plan (the “Rights Plan”) with an expiration date of August 1, 2022 and an ownership trigger threshold of 15%, subject to certain exceptions.  In connection with the Rights Plan, our Board of Directors authorized and declared a dividend to our stockholders of record at the close of business on August 15, 2019 of one preferred share purchase right (a “Right”) for each outstanding share of our common stock.  Upon certain triggering events (none of which have occurred as of February 1, 2020), each Right will entitle the holder to purchase from us one five-thousandth (subject to adjustment) of one share of Series A Junior Participating Preferred Stock, $0.01 par value per share (the “Preferred Stock”) at an exercise price of $18.00 (the “Exercise Price”) per one five-thousandth of a share of Preferred Stock. In addition, if a person or group acquires beneficial ownership of 15% or more of our common stock without prior approval of our Board of Directors, or in the case of a person or group that beneficially owned more than 15% of our common stock prior to the issuance of the press release announcing the adoption of the Rights Agreement on August 2, 2019, such person or group acquires beneficial ownership of any additional shares of our common stock without prior approval of our Board of Directors, each holder of a Right (other than the acquiring person or group whose Rights will become void) will have the right to purchase, upon payment of the Exercise Price and in accordance with and subject to adjustment under the terms of the Rights Plan, a number of shares of our common stock having a market value of twice the Exercise Price (as adjusted). The complete terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”), dated as of August 1, 2019, between Francesca’s Holdings Corporation and Computershare Trust Company, N.A., as rights agent, which is included as Exhibit 4.2 to this Annual Report on Form 10-K.

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

Our boutique count decreased to 711 boutiques as of February 1, 2020 from 727 boutiques as of February 2, 2019. As previously disclosed, our current priority is executing our turnaround plan which is aimed at improving comparable sales and profitability. We plan to resume new boutique openings and remodels in the future, as appropriate, when the desired results are achieved under our turnaround plan.

We recorded a non-cash asset impairment charge of $11.9 million in fiscal year 2019, which is primarily related to the write-off of operating lease right-of-use (“ROU”) assets for 60 underperforming boutiques. This compares to non-cash impairment charge of $20.1 million in fiscal year 2018, which was primarily related to the write-off of boutique assets for 153 underperforming boutiques. Additionally, the asset impairment charge in fiscal year 2018 included a $4.9 million charge associated with the write-off of boutique furniture, fixtures and supplies that were no longer expected to be used as a result of postponing new boutique openings and remodels in future periods. For additional information, see Note 5, Asset Impairment Charges, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In February 2020, our Board of Directors appointed Mr. Andrew Clarke as our President and Chief Executive Officer and as a Class II director of our Board of Directors, effective March 9, 2020. At such time, Mr. Michael Prendergast, who served as our Interim Chief Executive Officer since February 2019, resigned from his position of Interim Chief Executive Officer, effective March 9, 2020.

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. In recent months, the outbreak has spread globally and has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to reduce its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders. These measures may remain in place for a significant amount of time and has resulted in the temporary closures of all of our boutiques from March 25, 2020 to April 30, 2020, when we began reopening a small number of our boutiques in locations where local shutdown orders have been lifted. These measures have also caused an overall disruption in our supply chain and operations; while our ecommerce and our distribution center remain open, they are operating at a reduced capacity. As a result, our revenues, results of operations and cash flows have been materially adversely impacted which raises substantial doubt about our ability to continue as a going concern.

In response to such events, we are taking aggressive and prudent actions to reduce expenses and defer payment of accounts payables and inventory purchases to preserve cash on hand. These actions include, but are not limited to, furloughing substantially all of our corporate and boutique employees (for the duration of boutique closures at their location and subject to reduced staffing for a phase-in period upon reopening), base salary reduction for our senior leadership team, deferring payment of rent at all our boutiques, corporate headquarters and distribution facility, beginning in April 2020 subject to discussion with our landlords and other vendors, limiting investments in our ecommerce to necessary website and supporting functions, and suspending all capital expenditures. Additionally, we borrowed $5.0 million under our Amended Asset Based Revolving Credit Facility with JPMorgan Chase (“Amended ABL Credit Facility”) in April 2020. We also filed an income tax refund for $10.7 million with the IRS related to the provision under the Corona Aid, Relief and Economic Security Act (“CARES Act”) enacted in March 2020 that allows the carryback of net operating losses to prior years. We are electing to take other available relief under the CARES Act including deferral of payment of certain payroll taxes and employee retention tax credits. We continue to evaluate the provisions of the CARES Act and the ways in which it could assist our business or improve our liquidity.

The inclusion of a going concern qualification in the report of our independent registered public accountant on our accompanying financial statements for the fiscal year ended February 1, 2020 has resulted in a violation of certain covenants under our Amended ABL Credit Agreement and Term Loan Credit Agreement (each as defined below). On May 1, 2020, we entered into a letter agreement (the “JPM Letter Agreement”) in connection with our Amended ABL Credit Agreement and a letter agreement (the “Tiger Letter Agreement”) in connection with our Term Loan Credit Agreement, in each case, to obtain a waiver from our lenders of any default or event of default arising from our failure to (i) deliver annual audited consolidated financial statements for the fiscal year ended February 1, 2020 without a “going concern” or a like qualification or exception and (ii) pay rent on leased locations for the months of April, May and June, 2020. The JPM Letter Agreement and Tiger Letter Agreement contain certain conditions and covenants, including that, in the case of the JPM Letter Agreement, we are required to use the entire $10.7 million income tax refund requested under the CARES Act to repay certain outstanding borrowings under the Amended ABL Credit Agreement and providing that no loans will be made under the ABL Credit Agreement unless our aggregate amount of cash and cash equivalents is less than $3.0 million. See Item 9B of this Annual Report on Form 10-K for additional information. If we are unable to meet our financial covenants or if we have an event of default under either agreement, our lenders could instruct the administrative agent under such credit facilities to exercise available remedies including, declaring the principal of and accrued interest on all outstanding indebtedness due and payable immediately and terminating all remaining commitments and obligations under the credit facilities. Although the lenders under our credit facilities may waive the defaults or forebear the exercise of remedies, they are not obligated to do so. Failure to obtain such a waiver would have a material adverse effect on our liquidity, financial condition and results of operations and may result in filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan. See Item 1A, Risk Factors of this Annual Report on Form 10-K for additional information.

There is significant uncertainty around the disruptions related to the COVID-19 pandemic and its impact on the global economy. While our results of operations have been significantly impacted and we anticipate our future results will continue to be adversely impacted, the extent to which the COVID-19 pandemic impacts our future results will depend on future developments, which are highly uncertain and cannot be predicted with certainty, including new information which may emerge concerning the severity of the COVID-19 pandemic in the United States, actions taken to contain it or treat its impact, any possible resurgence of COVID-19 that may occur after the initial outbreak subsides, and how quickly and to what extent normal economic and operating conditions can resume. See Item 1A, Risk Factors in this Annual Report on Form 10-K for more information regarding the risks we face as a result of the COVID-19 pandemic.

Boutique Count

The following table summarizes the number of boutiques open at the beginning and end of periods and the number of boutiques remodeled for the periods indicated.

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Number of boutiques open at the beginning of period	727	721	671
Boutiques added	5	32	60
Boutiques closed	(21)	(26)	(10)
Number of boutiques open at the end of period	711	727	721
Number of boutiques remodeled	-	81	17

Results of Operations

Fiscal Year 2019 Compared to Fiscal Year 2018

	Fiscal Year Ended
	February 1, 2020		February 2, 2019		Variance
	In Dollars	As a % of Net Sales (1)	In Dollars	As a % of Net Sales (1)	In Dollars	%	Basis Points (1)
	(in thousands, except percentages)
Net sales	$407,536	100.0%	$428,115	100.0%	$(20,579)	(5)%	-
Cost of goods sold and occupancy costs	258,000	63.3%	265,119	61.9%	(7,119)	(3)%	140
Gross profit	149,536	36.7%	162,996	38.1%	(13,460)	(8)%	(140)
Selling, general and administrative expenses	161,689	39.7%	176,379	41.2%	(14,690)	(8)%	(150)
Asset impairment charges	11,860	2.9%	20,122	4.7%	(8,262)	(41)%	(180)
Loss from operations	(24,013)	(5.9)%	(33,505)	(7.8)%	(9,492)	(28)%	(190)
Interest expense	1,204	0.3%	426	0.1%	778	183%	20
Other income	(322)	(0.1)%	(483)	(0.1)%	(161)	(33)%	-
Loss before income tax expense	(24,895)	(6.1)%	(33,448)	(7.8)%	(8,553)	(26)%	(170)
Income tax expense	125	0.0%	7,493	1.8%	(7,368)	(98)%	(170)
Net loss	$(25,020)	(6.1)%	$(40,941)	(9.6)%	(15,921)	(39)%	(340)

(1)	Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales decreased 5%, or $20.6 million, to $407.5 million in fiscal year 2019 compared to $428.1 million in fiscal year 2018 due to a 4% decrease in comparable sales as well as a net decrease in boutique count. The decrease in comparable sales was due to a decline in traffic as well as a decrease in average unit retail prices as a result of deeper markdowns and promotions mostly during the fourth quarter of fiscal year 2019. These decreases were partially offset by an improvement in conversion rates. There were 701 comparable boutiques and 10 non-comparable boutiques open at February 1, 2020, compared to 698 and 29, respectively, at February 2, 2019.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs decreased 3% to $258.0 million in fiscal year 2019 from $265.1 million in fiscal year 2018. Cost of merchandise and shipping expenses decreased by $2.0 million as there were no marked out-of-stock charges in fiscal year 2019 as well as a decrease in ecommerce shipping expenses. These decreases were partially offset by an increase in the number of units sold. Occupancy costs decreased by $5.1 million due to the net decrease in boutique count, lower depreciation associated with boutiques impaired in fiscal year 2018 and lower demolition costs related to prior year boutique remodels.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 63.3% in fiscal year 2019 from 61.9% in fiscal year 2018, an unfavorable variance of 140 basis points. This unfavorable variance was due to lower merchandise margins driven by deeper markdowns and promotions mostly during the fourth quarter of fiscal year 2019 partially offset by lower occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 8% to $161.7 million in fiscal year 2019 from $176.4 million in fiscal year 2018. This decrease was primarily due to a $10.5 million decrease in boutique payroll and related expenses and a decrease in boutique supplies associated with our cost reduction initiatives under our turnaround plan as well as a net decrease in boutique count. Additionally, our costs reduction initiatives also resulted in a $7.0 million decrease in corporate payroll and related expenses, $1.7 million decrease in marketing, a $1.3 million decrease in stock-based compensation primarily due to the reversal of previously recognized stock-based compensation associated with certain employee departures, and a $1.0 million decrease in travel expenses. These decreases were partially offset by a $4.5 million increase in both boutique and corporate bonus expenses as the applicable financial targets were achieved, $1.9 million increase in professional fees associated with the Company’s review of strategic and financial alternatives and the turnaround plan, and $1.7 million of severance benefits associated with the headcount reduction executed in February 2019. The remaining change was principally due to cost reduction initiatives associated with our turnaround plan.

As a percentage of net sales, selling, general and administrative expenses decreased to 39.7% in fiscal year 2019 from 41.2% in fiscal year 2018 primarily due to leveraging of expenses in connection with the turnaround plan.

Asset Impairment Charges

We recorded non-cash asset impairment charges of $11.9 million in fiscal year 2019 mostly related to the write-down of operating lease ROU assets for 60 underperforming boutiques. This compares to non-cash impairment charges of $20.1 million in fiscal year 2018, which was primarily related to the write-off of boutique assets for 153 underperforming boutiques. Additionally, the asset impairment charge in fiscal year 2018 included a $4.9 million charge associated with the write-off of boutique furniture, fixtures and supplies that were no longer expected to be used as a result of postponing new boutique openings and remodels in future periods. See above under “Recent Developments” for additional information.

Interest Expense

Interest expense increased $0.8 million to $1.2 million in fiscal year 2019 from $0.4 million in fiscal year 2018 due to interest expense associated with our Term Loan Credit Agreement, which was entered into in August 2019. As disclosed below in “Term Loan Credit Agreement” under “Liquidity and Capital Resources,” the annual interest rate under the Term Loan Credit Agreement is subject to a minimum annual interest of rate 10% of the outstanding amount. This interest rate is significantly higher than the interest rate applicable to borrowings under our Amended ABL Credit Agreement.

Income Tax Expense

Our income tax expense decreased to $0.1 million in fiscal year 2019 compared to $7.5 million fiscal year 2018 due to the $17.1 million valuation allowance recognized in the prior year. Additionally, we did not incur an income tax benefit associated with our net loss for fiscal year 2019 as we continue to provide a valuation allowance on our net deferred tax assets. Our income tax expense for fiscal year 2019 consists of state taxes.

Our effective tax rate was 0.5% in fiscal year 2019 compared to 22.4% in the prior year. The decrease in our effective tax rate is due to the valuation allowance provided on our net deferred tax assets.

Fiscal Year 2018 Compared to Fiscal Year 2017

	Fiscal Year Ended
	February 2, 2019		February 3, 2018		Variance
	In Dollars	As a % of Net Sales (1)	In Dollars	As a % of Net Sales (1)	In Dollars	%	Basis Points (1)
	(in thousands, except percentages)
Net sales	$428,115	100.0%	$471,678	100.0%	$(43,563)	(9)%	-
Cost of goods sold and occupancy costs	265,119	61.9%	264,915	56.2%	204	0%	580
Gross profit	162,996	38.1%	206,763	43.8%	(43,767)	(21)%	(580)
Selling, general and administrative expenses	176,379	41.2%	176,543	37.4%	(164)	0%	380
Asset impairment charges	20,122	4.7%	258	0.1%	19,864	* (2)	*	(2)
(Loss) income from operations	(33,505)	(7.8)%	29,962	6.4%	(63,467)	* (2)	*	(2)
Interest expense	426	0.1%	452	0.1%	(26)	(6)%	-
Other income	(483)	(0.1)%	(346)	(0.1)%	137	40%	-
(Loss) income before income tax expense	(33,448)	(7.8)%	29,856	6.3%	(63,304)	* (2)	*	(2)
Income tax expense	7,493	1.8%	14,295	3.0%	(6,802)	* (2)	*	(2)
Net (loss) income	$(40,941)	(9.6)%	$15,561	3.3%	(56,502)	* (2)	*	(2)

(1)	Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.
(2)	Not meaningful.

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

Our effective tax rate was 22.4% and 47.9% in fiscal years 2018 and 2017, respectively. The significant change in our effective tax rate was due to the $17.1 million valuation allowance provided on our net deferred tax asset in fiscal year 2018 and the lower corporate income tax rate under the Tax Cuts and Jobs Act (“Tax Act”) enacted in December 2017. This change was partially offset by the $3.3 million non-cash expense recognized in fiscal year 2017 as a result of the remeasurement of our net deferred tax assets using the lower corporate income tax rate under the Tax Act. During fiscal year 2018, we completed the analysis of the impact of the Tax Act and determined that no material adjustments was needed to the previously recorded provisional amount. See Note 6, Income Taxes, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Sales by Merchandise Category

The following table presents merchandise by category, in dollars and as a percentage of total sales, for the periods indicated.

	Fiscal Year Ended
	February 1, 2020		February 2, 2019		February 3, 2018
		As a %		As a %		As a %
	In	of Net	In	of Net	In	of Net
	Dollars	Sales(1)	Dollars	Sales(1)	Dollars	Sales(1)
	(in thousands, except percentages)
Apparel	$186,493	45.8%	$200,736	46.9%	$235,048	49.8%
Jewelry	111,031	27.2%	104,714	24.5%	104,638	22.2%
Accessories	65,530	16.1%	69,219	16.2%	69,004	14.6%
Gifts	41,275	10.1%	50,311	11.8%	59,286	12.6%
Other(2)	3,207	0.8%	3,135	0.7%	3,702	0.8%
	$407,536	100.0%	$428,115	100.0%	$471,678	100.0%

(1)	Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding
(2)	Includes gift card breakage income, shipping revenue and change in return reserve.

Seasonality

Our business is seasonal in nature and demand is generally the highest in the fourth fiscal quarter due to the year-end holiday season and lowest in the first fiscal quarter. In addition, to prepare for these periods, we must order and keep in stock more merchandise than we carry during other parts of the year. We expect inventory levels, along with an increase in accounts payable and accrued expenses, generally to reach their highest levels in the fourth fiscal quarter in anticipation of the increased net sales during this period. As a result of this seasonality, we experience fluctuations in net sales and working capital requirements during the year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our Amended ABL Credit Agreement (see “Asset Based Revolving Credit Facility” below for more information) and Term Loan Credit Agreement (see “Term Loan Credit Agreement” below for more information). Our primary cash needs are for funding normal working capital requirements, the operation of our existing boutiques and ecommerce business, the implementation of our turnaround plan, and payments of interest and principal, if any, under our Amended ABL Credit Agreement and Term Loan Credit Agreement. We may use cash or our Amended ABL Credit Facility to issue letters of credit to support merchandise imports or for other corporate purposes. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. Our working capital position benefits from the fact that we generally collect cash from sales to customers the day of or, in the case of credit or debit card transactions, within several days of the related sales and we typically have up to 45 days to pay our inventory vendors and up to 60 days to pay our other vendors.

On February 1, 2020, we had $17.8 million of cash and cash equivalents, $10.0 million of combined borrowings outstanding, and $17.2 million of combined borrowing base availability under our Amended ABL Credit Agreement and Term Loan Credit Agreement.

As discussed in the “Overview” section above, our liquidity has been adversely impacted by the COVID-19 pandemic. Subsequent to February 1, 2020, we borrowed $5.0 million under our Amended ABL Credit Agreement. We have also filed an income tax refund for $10.7 million with the IRS related to the provision under the Corona Aid, Relief and Economic Security Act (“CARES Act”) enacted in March 2020 that allows the carryback of net operating losses to prior years. We are electing to take other available relief under the CARES Act including deferral of payment of certain payroll taxes and employee retention tax credits. We continue to evaluate the provisions of the CARES Act and the ways in which it could assist our business.

The inclusion of a going concern qualification in the report of our independent registered public accountant on our financial statements for the fiscal year ended February 1, 2020 has resulted in violation of certain covenants under our Amended ABL Credit Agreement and Term Loan Credit Agreement. On May 1, 2020, we entered into a letter agreement (the “JPM Letter Agreement”) in connection with our Amended ABL Credit Agreement and a letter agreement (the “Tiger Letter Agreement”) in connection with our Term Loan Credit Agreement, in each case, to obtain a waiver from our lenders of any default or event of default arising from our failure to (i) deliver annual audited consolidated financial statements for the fiscal year ended February 1, 2020 without a “going concern” or a like qualification or exception and (ii) pay rent on leased locations for the months of April, May and June, 2020. The JPM Letter Agreement and Tiger Letter Agreement contain certain conditions and covenants, including that, in the case of the JPM Letter Agreement, we are required to use the entire $10.7 million income tax refund requested under the CARES Act to repay certain outstanding borrowings under the Amended ABL Credit Agreement and providing that no loans will be made under the ABL Credit Agreement unless our aggregate amount of cash and cash equivalents is less than $3.0 million. See Item 9B of this Annual Report on Form 10-K for additional information. If we are unable to meet our financial covenants or if we have an event of default under either agreement, including if we are unable or elect not to pay rent on our leased locations beginning in July 2020 and do not otherwise obtain a waiver from our lenders, our lenders could instruct the administrative agent under such credit facilities to exercise available remedies including, declaring the principal of and accrued interest on all outstanding indebtedness due and payable immediately and terminating all remaining commitments and obligations under the credit facilities. Although the lenders under our credit facilities may waive the defaults or forebear the exercise of remedies, they are not obligated to do so. Failure to obtain such a waiver would have a material adverse effect on the liquidity, financial condition and results of operations and may result in filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan. See “Our liquidity has been adversely impacted by our negative operating results and the COVID-19 pandemic and there is no assurance that we will have sufficient liquidity to continue operations” in Item 1A. Risk Factors for more information.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table.

	Fiscal Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
	(in thousands)
Provided by operating activities	$2,824	$9,533	$24,825
Used in investing activities	(3,609)	(26,199)	(26,778)
(Used in) provided by in financing activities	(1,479)	5,438	(19,918)
Net decrease in cash and cash equivalents	$(2,264)	$(11,228)	$(21,871)

Operating Activities

Net cash provided by operating activities consists primarily of net loss or income, adjusted for non-cash items (including depreciation and amortization, asset impairment charges, stock-based compensation and deferred taxes) and the effect of working capital changes.

Cash provided by operating activities decreased $6.7 million in fiscal year 2019 compared to fiscal year 2018 primarily due to an increase in inventory purchases and associated payments as well as a decrease in net (loss) or income, after adjusting for non-cash items other than non-cash amortization of operating lease right-of-use asset. These changes were partially offset by an aggregate of $9.8 million income tax refunds received during fiscal year 2019.

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

	Fiscal Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
	(in thousands)
Capital expenditures for:
Remodels	1,575	10,537	2,189
Existing boutiques	1,002	3,869	3,125
New boutiques	$678	$8,357	$19,280
Technology	264	2,535	1,826
Corporate and distribution	90	901	358
	$3,609	$26,199	$26,778

Our total capital expenditures for fiscal years 2019, 2018 and 2017 were $3.6 million, $26.2 million and $26.8 million, respectively. A majority of our spending in fiscal year 2019 was associated with the payment of prior year accrued construction costs from boutique remodels. In fiscal year 2018, we started a boutique refresh program resulting in a significant portion of our capital expenditures to be spent on boutique remodels at $10.5 million, and, for fiscal year 2017, our capital spending were mostly associated with new boutique openings at $19.3 million. The remaining capital expenditures in each of fiscal years 2019, 2018 and 2017 were used for investments in existing boutique relocations, information technology, our corporate offices and distribution facility enhancements, and in fiscal years 2019 and 2018, investments in new boutique.

As previously disclosed, we have substantially decreased, and expect to continue to substantially decrease, our investments in new boutiques, remodels, and relocations in fiscal year 2020 until the desired results of our turnaround plan are achieved.

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
	(in thousands, except boutique count)
New boutiques:
Number of new boutiques opened	5	32	60
Average cost per new boutique	$411	$320	$293
Average tenant allowance per new boutique	$-	$44	$57
Tenant allowance collected	$1,577	$3,400	$3,100

Remodels:
Number of boutiques remodeled	-	81	17
Average cost per remodeled boutique	$-	$149	$129

The increase in the average cost of new boutiques during fiscal year 2019 compared to fiscal year 2018 was due to costs associated with bringing one new boutique in compliance with certain requirements while the increase in boutique build-out costs in fiscal 2018 compared to fiscal year 2017 was due to opening larger boutiques, particularly in outlet locations. The average size of boutiques opened in fiscal years 2019, 2018, and 2017 were 1,640 square feet 2,033 square feet and 1,714 square feet, respectively. The decrease in average tenant allowance in each year was principally due to our continued focus in lowering rental rates. Tenant allowances are recognized as a reduction in the operating lease right-of-use assets and reduces our single lease expense over the term of the lease. The average collection period for these allowances is approximately six months after boutique opening. We funded the cost of new boutiques and remodels with cash flow from operations, tenant allowances from our landlords, or borrowings under our Amended ABL Credit Agreement and Term Loan Credit Agreement, as needed.

As discussed in the “Overview” section above, all capital expenditures in fiscal year 2020 are temporarily suspended. We expect to resume this spending upon stabilization of our business and the general macro environment.

Financing Activities

Net cash used in or provided by financing activities consists principally of borrowings and payments under our credit facilities, if any, repurchases of common stock as well as proceeds from the exercise of stock options and the related tax consequence.

Net cash used in financing activities in the fiscal year 2019 was $1.5 million, which consisted of $15.0 million of proceeds from borrowings under our Amended ABL Credit Agreement and $10.0 million proceeds from the Term Loan Credit Agreement. The $10.0 million proceeds from the Term Loan were used to pay the outstanding borrowings under the ABL Credit Agreement at February 2, 2019. In addition, we used our cash on hand to pay down the remaining $15.0 million we borrowed under our Amended ABL Credit Agreement during the year. We also incurred $1.5 million of debt issuance costs associated with our Amended ABL Credit Agreement and Term Loan Credit Agreement.

Net cash provided by financing activities in fiscal year 2018 was $5.4 million, which primarily consisted $10.0 million in borrowings under the ABL Credit Agreement, partially offset by $4.0 million of repurchases of our common stock and a $0.5 million payment in debt issuance costs.

Net cash used in financing activities in fiscal year 2017 was $19.9 million, which mainly consisted of repurchases of our common stock.

Credit Facilities

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

On August 13, 2019, concurrent with entering into the Term Loan Credit Agreement (described below), the Borrowers, entered into the First Amendment to ABL Credit Agreement. The First Amendment to ABL Credit Agreement, among other things, (i) reduced the Aggregate Revolving Commitment (as defined in the Amended ABL Credit Agreement) from $50.0 million to $40.0 million; (ii) allowed the Loan Parties to enter into the Term Loan Credit Agreement with Tiger Finance, LLC; (iii) changed the maturity date under the Amended ABL Credit Agreement from May 23, 2023 to the earlier of (a) May 23, 2023 and (b) the date that is 90 days prior to any scheduled maturity of the Term Loan; (iv) institutes a combined borrowing base together with the Company’s new Term Loan Credit Agreement (described below); (v) removed the requirement to maintain the minimum fixed charge coverage ratio previously contained in the ABL Credit Agreement; and (vi) limits the amount of capital expenditures that the Loan Parties may make through the fiscal year ending in 2021, provided that the Loan Parties may make unlimited amounts of capital expenditures if certain payment conditions are met. In connection with the First Amendment to ABL Credit Agreement, we wrote-off $0.2 million of unamortized debt issuance costs associated with the reduction in borrowing capacity during fiscal year 2019, which is included in other expense in the statements of operations. Additionally, we incurred $0.2 million of debt issuance costs during fiscal year 2019, which are being amortized over the remaining term of the Amended ABL Credit Agreement.

Availability under the Amended ABL Credit Agreement is subject to a customary borrowing base, as reasonably determined by the applicable agent, comprised of: (a) a specified percentage of the Borrower’s credit card accounts (as defined in the Amended ABL Credit Agreement); and (b) a specified percentage of the Borrower’s eligible inventory (as defined in the Amended ABL Credit Agreement), and reduced by (c) certain customary reserves and adjustments (as defined in the Amended ABL Credit Agreement). The combined borrowing base is the lesser of (i) the sum of the (a) the Revolving Loan Cap (as defined in the Amended ABL Agreement), which is the lesser of (x) $34.0 million and (y) the borrowing base under the Amended ABL Credit Agreement, plus, (b) any outstanding amount under the Term Loan Credit Agreement and (ii) the Term Loan Credit Agreement borrowing base (described below). In addition, on May 1, 2020, we entered the JPM Letter Agreement and Tiger Letter Agreement which contain certain conditions and covenants and to provide that, in the case of the JPM Letter Agreement, (i) we are required to use the entire $10.7 million income tax refund requested under the CARES Act to repay certain outstanding borrowings under the Amended ABL Credit Agreement and (ii) no loans will be made under the ABL Credit Agreement unless our aggregate amount of cash and cash equivalents is less than $3.0 million. See Item 9B of this Annual Report on Form 10-K for additional information.

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

The Amended ABL Credit Agreement contains customary affirmative and negative covenants, including limitations, subject to customary exceptions, on the ability of the Company and its subsidiaries to (i) incur additional debt; (ii) create liens; (iii) make certain investments, acquisitions, loans and advances; (iv) sell assets; (v) pay dividends or make distributions or make other restricted payments; (vi) prepay other indebtedness; (vii) engage in mergers or consolidations; (viii) change the business conducted by the Company and its subsidiaries; (ix) engage in certain transactions with affiliates; (x) enter into agreements that restrict dividends from subsidiaries or the ability of subsidiaries to grant liens upon their assets; and (xi) amend certain charter documents and material agreements governing subordinated and junior indebtedness. The inclusion of a going concern qualification in the report of our independent registered public accountant on our accompanying financial statements for the fiscal year ended February 1, 2020 and our actual or planned non-payment of rent on our leased locations for the months of April, May and June, 2020 resulted in a violation of certain covenants under our Amended ABL Credit Agreement. However, we were able to obtain a waiver of such violations from the lenders under such agreement. See Item 9B of this Annual Report on Form 10-K for additional information.

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

On February 1, 2020, we had no borrowings outstanding under the Amended ABL Credit Agreement and had $17.2 million of combined borrowing base availability under the Amended ABL Credit Agreement and Term Loan Credit Agreement. See the “Liquidity and Capital Resources” section above for a discussion of our borrowings and covenant compliance subsequent to February 1, 2020, as our liquidity has been materially adversely impacted by the COVID-19 pandemic.

Term Loan Credit Agreement

On August 13, 2019, the Loan Parties, entered into the Term Loan Credit Agreement with Tiger Finance, LLC, as administrative agent and the lenders party thereto. The Term Loan Credit Agreement provides for an aggregate term loan of $10.0 million and matures on August 13, 2022. Although the maturity of the Term Loan Credit Agreement is beyond 12 months from the balance sheet, we classified the outstanding amount as current liability in the consolidated balance sheet as of February 1, 2020 due to uncertainties concerning the Company’s future liquidity and on-going covenant compliance as a result of the impact of the COVID-19 pandemic on the Company’s business. See “Recent Developments” section above for additional information.

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

Borrowings under the Term Loan Credit Agreement bears interest at a rate equal to LIBOR for the interest period relevant to the Term Loan, subject to a 0.00% floor, plus 8.00%, provided that the interest rate on the Term Loan will not be less than 10.00%. The Term Loan Credit Agreement also requires the Borrowers to pay an annual agency fee of $50,000. In fiscal year 2019, the average effective interest rate for the Term Loan was 10.0%.

The Term Loan Credit Agreement contains customary affirmative and negative covenants, including limitations, subject to customary exceptions, on the ability of the Company and its subsidiaries to (i) incur additional debt; (ii) create liens; (iii) make certain investments, acquisitions, loans and advances; (iv) sell assets; (v) pay dividends or make distributions or make other restricted payments; (vi) prepay other indebtedness; (vii) engage in mergers or consolidations; (viii) change the business conducted by the Company and its subsidiaries; (ix) engage in certain transactions with affiliates; (x) enter into agreements that restrict dividends from subsidiaries or the ability of subsidiaries to grant lines upon their assets; and (xi) amend certain charter documents and material agreements governing subordinated and junior indebtedness. The inclusion of a going concern qualification in the report of our independent registered public accountant on our accompanying financial statements for the fiscal year ended February 1, 2020 and our actual or planned non-payment of rent on our leased locations for the months of April, May and June, 2020 resulted in a violation of certain covenants under our Amended ABL Credit Agreement. However, we were able to obtain a waiver of such violations from the lenders under such agreement. See Item 9B of this Annual Report on Form 10-K for additional information.

In addition, the Term Loan Credit Agreement limits the amount of capital expenditures that the Loan Parties may make through the fiscal year ending in 2021, provided that the Loan Parties may make unlimited amounts of capital expenditures if certain payment conditions are met.

On February 1, 2020, we had $10.0 million of outstanding borrowings under the Term Loan Credit Agreement and had a combined borrowing base availability of $17.2 million under the Term Loan Credit Agreement and Amended ABL Credit Agreement. See the “Liquidity and Capital Resources” section above for a discussion of our borrowings and covenant compliance subsequent to February 1, 2020, as our liquidity has been materially adversely impacted by the COVID-19 pandemic.

Share Repurchase Program

For information regarding our share repurchase program, please refer to Note 8, Stockholders’ Equity, to our audited consolidated financial statements included in “Financial Statements and Supplementary Data” in Item 8 of this Annual Report, which is incorporated herein by reference.

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

Leases

On February 3, 2019, we adopted the provisions of Accounting Standards Codification (“ASC”) 842, “Leases”, using the additional, optional transition method which allows entities to initially apply the new standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings at the date of adoption. Prior period amounts and disclosures were not adjusted and continue to be reported under ASC 840, “Leases.” As a result of the adoption, we recorded an operating lease liability of $278.9 million and operating lease right-of-use (“ROU”) asset of $242.9 million at February 3, 2019. Additionally, we recognized $1.8 million cumulative-effect adjustment to the beginning balance of retained earnings related to the impairment of certain ROU assets subjected to impairment testing under existing accounting guidance for which indicators of impairment existed at the time of the adoption of ASC 842. The adoption of ASC 842 did not have a material impact to the consolidated statements of operations or cash flows. See Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

Revenue Recognition

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

Changes to the aged clearance reserve, LNRV reserve and shrinkage reserves are included in cost of goods sold and occupancy costs in the consolidated statements of operations.

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

The quantitative analysis involves estimating the undiscounted future cash flows directly related to that asset and comparing it against its carrying value. If the carrying value of the asset is greater than the sum of the undiscounted future cash flows, an impairment loss is recognized for the difference between the carrying value of the asset and its fair value. The fair value of the asset group is generally determined using discounted future cash flows or a market participant’s ability to generate economic benefits using the asset in its highest and best use, whichever is appropriate. The determination of fair value takes into account the asset’s historical performance, current sales trends, market conditions, market participant pricing assumptions considering the highest and best use of the asset and other relevant factors deemed material, and discounted using a rate commensurate with the risk. The inputs used in the determination of the fair value are considered as Level 3 inputs in the fair value hierarchy, which require a significant degree of judgment and are based on our own assumptions.

Based on the results of our assessments, we recorded non-cash asset impairment charges of $11.9 million, $20.1 million and $0.3 million in fiscal years 2019, 2018 and 2017, respectively. The impairment charges for fiscal year 2019 were mostly related to the write down of operating lease ROU assets for 60 underperforming boutiques. The impairment charges for fiscal years 2018 and 2017 were mostly related to the write-down of property and equipment for 153 and 3 underperforming boutiques, respectively, for which the remaining net book value of their respective assets are no longer expected to be recoverable. In addition, for fiscal year 2018, the asset impairment charges included a $4.9 million write-off of boutique furniture, fixtures and supplies that were no longer intended to be used as a result of postponing new boutique openings and remodels in future periods.

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

We perform an assessment of whether a valuation allowance is necessary against its deferred tax asset at each balance sheet date. Based on available positive and negative evidence, including past operating results, estimates of future income, future reversals of existing taxable temporary differences and tax planning strategies, the Company determined that it is not more-likely-than-not that it will realize its deferred tax assets in future periods and therefore, a valuation allowance is provided for against the net deferred tax assets as of February 2, 2019. We recorded an additional valuation allowance on our deferred tax asset of $7.5 million during fiscal year 2019. We will continue to weigh all available positive and negative evidence in future periods and, in the event that facts and circumstances change, we may reverse the valuation allowance in future periods which would increase our reported net income in the relevant period.

A tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.

We recognize tax liabilities for uncertain tax positions and adjust these liabilities when the Company’s judgment changes as a result of the evaluation of new information not previously available. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. There were no uncertain tax positions requiring accrual at February 1, 2020 and February 2, 2019.

Stock-based Compensation

Stock-based compensation is measured based on the grant date fair value and is recognized as expense over the requisite service period (which generally is the vesting period of the award). Beginning in fiscal year 2017, forfeitures were recognized as they occur rather than estimating expected forfeitures. We recognized stock-based compensation amounting to $0.3 million, $1.3 million and $2.4 million in fiscal years 2019, 2018, and 2017, respectively. Previously accrued stock-based compensation totaling $1.2 million and $0.8 million were reversed during fiscal years 2019 and 2018, respectively, in connection with certain employee departures, including the Chief Financial Officer, Chief Merchandising Officer, Chief Marketing Officer and certain other members of senior management in fiscal year 2019 and the Chief Executive Officer in fiscal year 2018.

Restricted Stock and Restricted Stock Units

The fair value of restricted stocks awards and restricted stock units are determined based on the closing price of our common stock on the award date. For restricted stock awards and restricted stock units subject to performance conditions, compensation expense is recognized over the requisite service period when it is probable that the specified performance goals will be achieved. We assess the probability of vesting at each reporting period and adjust stock-based compensation based on the results of such assessment. As a result of this assessment, we recognized a reversal of previously accrued expenses totaling $0.3 million, $0.9 million and $1.2 million in fiscal years 2019, 2018 and 2017, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Francesca’s Holdings Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Francesca’s Holdings Corporation and subsidiaries(the Company) as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended February 1, 2020, and the related notes (collectively referred to as the “(consolidated) financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2020 and February 2, 2019,and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2020, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, COVID-19 pandemic has caused a material adverse effect on the Company’s sales, results of operations, and cash flows, and the Company has stated that substantial doubt exists about its ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, effective February 3, 2019, the Company changed its method for accounting for leases using the modified retrospective adoption method under Accounting Standards Codification, 842 Lease Accounting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2010.

Houston, Texas
May 1, 2020

Francesca’s Holdings Corporation

Consolidated Balance Sheets

(In thousands, except share data)

	February 1,	February 2,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$17,839	$20,103
Accounts receivable	3,743	16,309
Inventories	31,636	30,478
Prepaid expenses and other current assets	12,325	10,357
Total current assets	65,543	77,247
Operating lease right-of-use assets, net	208,503	-
Property and equipment, net	51,469	71,207
Other assets, net	3,093	4,588
TOTAL ASSETS	$328,608	$153,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,823	$24,330
Accrued liabilities	12,410	11,333
Current portion of long-term debt, net	8,936	-
Operating lease liabilities	48,691	-
Total current liabilities	80,860	35,663
Operating lease liabilities	200,938	-
Landlord incentives and deferred rent	-	33,989
Long term debt, net	-	10,000
Other liabilities	284	-
Total liabilities	282,082	79,652
Commitments and contingencies
Stockholders’ equity:
Common stock-$.01 par value, 80.0 million shares authorized, 4.0 million and 3.9 million shares issued as of February 1, 2020 and February 2, 2019, respectively*	40	39
Additional paid-in capital*	113,101	113,121
Retained earnings	93,406	120,251
Treasury stock, at cost – 0.9 million shares held at each February 1, 2020 and February 2, 2019*	(160,021)	(160,021)
Total stockholders’ equity	46,526	73,390
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$328,608	$153,042

* Reflects the 12-to-1 reverse stock split that became effective on July 1, 2019. Refer to Note 1 - Summary of Significant Accounting Policies for further information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Francesca’s Holdings Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
Net sales	$407,536	$428,115	$471,678
Cost of goods sold and occupancy costs	258,000	265,119	264,915
Gross profit	149,536	162,996	206,763
Selling, general and administrative expenses	161,689	176,379	176,543
Asset impairment charges	11,860	20,122	258
(Loss) income from operations	(24,013)	(33,505)	29,962
Interest expense	1,204	426	452
Other income	(322)	(483)	(346)
(Loss) income before income tax expense	(24,895)	(33,448)	29,856
Income tax expense	125	7,493	14,295
Net (loss) income	$(25,020)	$(40,941)	$15,561

Basic (loss) earnings per common share*	$(8.63)	$(14.12)	$5.16
Diluted (loss) earnings per common share*	$(8.63)	$(14.12)	$5.14

Weighted average shares outstanding:
Basic shares*	2,899	2,900	3,014
Diluted shares*	2,899	2,900	3,025

* Reflects the 12-to-1 reverse stock split that became effective on July 1, 2019. Refer to Note 1 - Summary of Significant Accounting Policies for further information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Francesca’s Holdings Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Common Stock*		Additional		Treasury	Total
	Shares	Par	Paid-In	Retained	Stock,	Stockholders’
	Outstanding	Value	Capital*	Earnings	at cost	Equity
Balance, January 28, 2017	3,128	$38	$109,431	$143,557	$(136,491)	$116,535
Cumulative effect adjustment on adoption of new accounting standards	-	-	120	(73)	-	47
Net income	-	-	-	15,561	-	15,561
Stock-based compensation	-	-	2,430	-	-	2,430
Restricted stocks issued, net of forfeitures	17	1	(1)	-	-	-
Stock options exercised	2	-	96	-	-	96
Shares withheld related to net settlement of equity awards	(2)		(213)			(213)
Repurchases of common stock	(155)	-	-	-	(20,008)	(20,008)
Balance, February 3, 2018	2,990	$39	$111,863	$159,045	$(156,499)	$114,448
Cumulative effect adjustment on adoption of new accounting standards	-	-	-	2,147	-	2,147
Net loss	-	-	-	(40,941)	-	(40,941)
Stock-based compensation	-	-	1,335	-	-	1,335
Restricted stocks issued, net of forfeitures	38	-	-	-	-	-
Shares withheld related to net settlement of equity awards	(1)	-	(77)	-	-	(77)
Repurchases of common stock	(55)	-	-	-	(3,522)	(3,522)
Balance, February 2, 2019	2,972	$39	$113,121	$120,251	$(160,021)	$73,390
Cumulative effect adjustment on adoption of new accounting standards	-	-	-	(1,825)	-	(1,825)
Net loss	-	-	-	(25,020)	-	(25,020)
Stock-based compensation	-	-	(15)	-	-	(15)
Restricted stocks issued, net of forfeitures	65	1	(1)	-	-	-
Fractional shares cancelled	(1)	-	(4)	-	-	(4)
Repurchases of common stock	-			-	-	-
Balance, February 1, 2020	3,036	40	113,101	93,406	(160,021)	46,526

* Reflects the 12-to-1 reverse stock split that became effective on July 1, 2019. Refer to Note 1 - Summary of Significant Accounting Policies for further information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Francesca’s Holdings Corporation

Consolidated Statements of Cash flows

(In thousands)

	Fiscal Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
Cash Flows Provided by Operating Activities:
Net (loss) income	$(25,020)	$(40,941)	$15,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,450	24,532	21,202
Asset impairment charges	11,860	20,122	258
Non-cash lease expense	46,353	-	-
Stock-based compensation expense	269	1,335	2,430
Loss on disposal of assets	135	761	733
Amortization of debt issuance costs	286	204	250
Deferred income taxes	-	8,706	6,099
Other	160	-	-
Changes in assets and liabilities:
Accounts receivable	10,644	246	(10,764)
Inventories	(1,159)	(3,699)	(2,858)
Prepaid expenses and other assets	(1,831)	(2,566)	(3,177)
Accounts payable	(11,611)	5,739	6,013
Accrued liabilities	1,077	(558)	(11,167)
Operating lease liabilities	(49,789)	-	-
Landlord incentives and deferred rent	-	(4,348)	245
Net cash provided by operating activities	2,824	9,533	24,825

Cash Flows Used in Investing Activities:
Purchase of property and equipment	(3,609)	(26,199)	(26,778)
Net cash used in investing activities	(3,609)	(26,199)	(26,778)

Cash Flows Used in Financing Activities:
Proceeds from borrowings under the asset based revolving credit facility	15,000	10,000	-
Proceeds from borrowings under the term loan	10,000	-	-
Repayments of borrowings under the asset based revolving credit facility	(25,000)	-	-
Payment of debt issuance costs	(1,479)	(505)	-
Repurchases of common stock	-	(3,980)	(19,860)
Taxes paid related to net settlement of equity awards	-	(77)	(154)
Proceeds from the exercise of stock options	-	-	96
Net cash (used in) provided by financing activities	(1,479)	5,438	(19,918)

Net decrease in cash and cash equivalents	(2,264)	(11,228)	(21,871)
Cash and cash equivalents, beginning of year	20,103	31,331	53,202
Cash and cash equivalents, end of year	$17,839	$20,103	$31,331

Supplemental Disclosures of Cash Flow Information:
Cash (received) paid for income taxes	$(9,779)	$75	$24,163
Interest paid	$646	$209	$192

The accompanying notes are an integral part of these Consolidated Financial Statements.

Francesca’s Holdings Corporation Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Francesca’s Holdings Corporation (the “Company” or “Holdings”) is a holding company incorporated in 2007 under the laws of Delaware. The Company’s business operations are conducted through its subsidiaries. The Company operates a nationwide-chain of boutiques providing customers a unique, fun and differentiated shopping experience. The Company offers a diverse and balanced mix of apparel, jewelry, accessories and gifts at attractive values. At February 1, 2020, the Company operated 711 boutiques, which are located in 47 states throughout the United States and the District of Columbia, and its ecommerce website.

On July 1, 2019, the Company effected a 12-to-1 stock split (the “Reverse Stock Split”), reducing the number of shares of common stock outstanding on that date from 35.4 million (which excludes 1.4 million of restricted stock awards granted to members of the Company’s Board of Directors prior to the Reverse Stock Split but issued after the Reverse Stock Split) to 3.1 million shares. Additionally, the number of shares of common stock subject to outstanding stock options, restricted stock awards and restricted stock units, the exercise price of outstanding stock options, and the number of shares reserved for future issuance pursuant to the Company’s equity compensation plans were adjusted proportionately in connection with the Reverse Stock Split. The number of authorized shares of common stock under the Company’s Amended and Restated Certificate of Incorporation and the par value per share of the Company’s common stock were unchanged. All historical share and per share amounts presented herein have been adjusted retrospectively to reflect these changes.

Going Concern

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. In recent months, the outbreak has spread globally and has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to reduce its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders. These measures may remain in place for a significant amount of time and has resulted in the temporary closures of all of the Company’s boutiques from March 25, 2020 to April 30, 2020, when we began reopening a small number of our boutiques in locations where local shutdown orders have been lifted. These measures have also caused an overall disruption in the Company’s supply chain and operations; while its ecommerce and distribution center remain open, they are operating at a reduced capacity. As a result, the Company’s revenues, results of operations and cash flows have been materially adversely impacted which raises substantial doubt about the Company’s ability to continue as a going concern.

In response to such events, management is taking aggressive and prudent actions to reduce expenses and defer payment of accounts payables and inventory purchases to preserve cash on hand. These actions include, but are not limited to, furloughing substantially all of the Company’s corporate and boutique employees (for the duration of boutique closures at their location and subject to reduced staffing for a phase-in period upon reopening), base salary reduction for the Company’s senior leadership team, deferring payment of rent at the Company’s boutiques, corporate headquarters and distribution facility, beginning in April 2020 subject to discussion with its landlords and other vendors, limiting investments in its ecommerce to necessary website and supporting functions, and suspending all capital expenditures. Additionally, the Company borrowed $5.0 million under its Amended ABL Credit Facility in April 2020. The Company has also filed an income tax refund for $10.7 million with the IRS related to the provision under the Corona Aid, Relief and Economic Security Act (“CARES Act”) enacted in March 2020 that allows the carryback of net operating losses to prior years. The Company is electing to take other available relief under the CARES Act including deferral of payment of certain payroll taxes and employee retention tax credits. The Company continues to evaluate the provisions of the CARES Act and the ways in which it could assist the Company’s business or improve the Company’s liquidity.

The inclusion of a going concern qualification in the report of the Company’s independent registered public accountant on its accompanying financial statements for the fiscal year ended February 1, 2020 has resulted in a violation of certain covenants under its Amended ABL Credit Agreement and Term Loan Credit Agreement (each as defined below). On May 1, 2020, the Company entered into a letter agreement (the “JPM Letter Agreement”) in connection with its Amended ABL Credit Agreement and a letter agreement (the “Tiger Letter Agreement”) in connection with its Term Loan Credit Agreement, in each case, to obtain a waiver from its lenders of any default or event of default arising from its failure to (i) deliver annual audited consolidated financial statements for the fiscal year ended February 1, 2020 without a “going concern” or a like qualification or exception and (ii) pay rent on leased locations for the months of April, May and June, 2020. The JPM Letter Agreement and Tiger Letter Agreement contain certain conditions and covenants, including that, in the case of the JPM Letter Agreement, the Company is required to use the entire $10.7 million income tax refund requested under the CARES Act to repay certain outstanding borrowings under the Amended ABL Credit Agreement and providing that no loans will be made under the ABL Credit Agreement unless the Company’s aggregate amount of cash and cash equivalents is less than $3.0 million. See Note 15, Subsequent Events, for additional information. If the Company is unable to meet its financial covenants or if there is an event of default under either agreement, including if it is unable or elects not to pay rent on its leased locations beginning in July 2020 and does not otherwise obtain a waiver from its lenders, the Company’s lenders could instruct the administrative agent under such credit facilities to exercise available remedies including, declaring the principal of and accrued interest on all outstanding indebtedness due and payable immediately and terminating all remaining commitments and obligations under the credit facilities. Although the lenders under the Company’s credit facilities may waive the defaults or forebear the exercise of remedies, they are not obligated to do so. Failure to obtain such a waiver would have a material adverse effect on the liquidity, financial condition and results of operations and may result in filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan.

The Company could experience other potential impacts as a result of the COVID-19 pandemic, including, but not limited to, charges from potential adjustments to the carrying amount of its inventory and long-lived asset impairment charges. Actual results may differ materially from the Company’s current estimates as the scope of the COVID-19 pandemic evolves, depending largely, though not exclusively, on the duration of the disruption to its business.

The Company’s consolidated financial statement as of February 1, 2020 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Francesca’s Holdings Corporation Notes to Consolidated Financial Statements

Fiscal Year

The Company maintains its accounts on a 52- to 53- week year ending on the Saturday closest to January 31. All references herein to fiscal year “2019” represents the 52-week period ended February 1, 2020, fiscal year “2018” represents the 52-week period ended February 2, 2019 and fiscal year and “2017” represents the 53-week period ended February 3, 2018.

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

Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. The carrying amount of the Company’s debt approximates its fair value due to the proximity of the debt issue date and the balance sheet date and the variable component of interest on debt.

Non-financial assets and liabilities, including long-lived assets, are measured at fair value on a non-recurring basis. The fair value of those assets is determined using Level 3 inputs which generally requires the Company to make estimates of future cash flows based on historical experience, current trends, market conditions, market participant pricing assumptions considering the highest and best use of the asset and other relevant factors deemed material.

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

Accounts Receivable

Accounts receivable consist of amounts due from credit card companies and income tax receivable, if any. The Company’s management has reviewed accounts receivable for collectability and has determined that an allowance for doubtful accounts is not necessary at February 1, 2020 and February 2, 2019.

Inventory

The Company values merchandise inventory at the lower of cost and net realizable value on a weighted-average cost basis. Inventory costs include freight costs. The Company records merchandise receipts at the time they are delivered to the distribution center or to its boutiques directly from vendors.

Francesca’s Holdings Corporation Notes to Consolidated Financial Statements

The Company reviews its inventory levels to identify slow-moving merchandise. In order to clear slow-moving merchandise, the Company uses promotional markdowns or marks certain items out-of-stock and disposes of such inventory at a pace suitable for its merchandising strategy. The Company continually evaluates recent selling trends and the related promotional events or pricing strategies in place to sell through the current inventory levels.

The Company also estimates a shrinkage reserve for the period of time between the last physical count and the balance sheet date. The estimate for shrinkage reserve can be affected by changes in merchandise mix and changes in actual shrinkage trends.

Changes to the lower of cost and net realizable value and shrinkage reserves are included in costs of goods sold and occupancy costs in the consolidated statements of operations.

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

Assets under construction are not depreciated until the asset is placed in service or ready for use.

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

Leases

Adoption of Accounting Standards Codification 842

On February 3, 2019, the Company adopted the provisions of Accounting Standards Codification (“ASC”) 842, “Leases,” and its amendments. In adopting the standard, the Company used the additional, optional transition method which allows entities to initially apply the new standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings at the date of adoption. ASC 842 establishes comprehensive accounting and financial reporting requirements for leasing arrangements, supersedes the existing requirements in ASC 840, “Leases”, and requires lessees to recognize substantially all lease assets and lease liabilities on the balance sheet. Prior period amounts and disclosures were not adjusted and continue to be reported under ASC 840.

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

As a result of the adoption, the Company recorded an operating lease liability of $278.9 million and operating lease right-of-use (“ROU”) asset of $242.9 million at February 3, 2019. Additionally, the Company recognized a $1.8 million cumulative-effect adjustment to the beginning balance of retained earnings related to the impairment of certain operating lease ROU assets subjected to impairment testing under existing accounting guidance for which indicators of impairment existed at the time of the adoption of ASC 842. The adoption of ASC 842 did not have a material impact to the consolidated statements of operations or cash flows.

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

Francesca’s Holdings Corporation Notes to Consolidated Financial Statements

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

Accounting Policy Under ASC 840

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

Debt Issuance Costs

Debt issuance costs represent capitalized costs incurred related to the issuance or amendment of the Company’s credit facilities. These costs are amortized to interest expense using the effective interest method over the term of the loan. Debt issuance costs associated with the Company’s Term Loan Credit Agreement are presented on the Company's consolidated balance sheet as a direct reduction in the carrying value of the associated debt liability. Fees incurred by the Company to obtain its revolving credit facility are included within other assets on the Company's consolidated balance sheet.

Revenue Recognition

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

The Company adopted ASC 606, “Revenue from Contracts with Customers” on February 4, 2018 using the modified retrospective approach. Prior period amounts were not adjusted and continue to be reported in accordance with ASC 605, “Revenue Recognition.” As a result of adoption of ASC 606, the Company recorded an adjustment of $2.1 million, net of $0.7 million tax effect, to the beginning balance of retained earnings related to the change in timing of recognizing gift card breakage income.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs include the cost of purchased merchandise, freight costs from the Company’s suppliers to its distribution centers and freight costs for merchandise shipped directly from its vendors to its boutiques, allowances for inventory shrinkage and obsolescence, boutique occupancy costs including lease expenses, utilities, property taxes, boutique assets depreciation, boutique repair and maintenance costs, and shipping costs related to ecommerce sales.

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

Freight costs included in selling, general and administrative expenses amounted to $4.4 million, $4.4 million and $4.8 million in fiscal years 2019, 2018, and 2017, respectively.

Francesca’s Holdings Corporation Notes to Consolidated Financial Statements

Advertising

Advertising costs are charged to expense as incurred or, in the case of media production costs (such as television or print), when advertising first takes place. Advertising costs were $3.9 million, $5.3 million and $4.2 million in fiscal years 2019, 2018 and 2017, respectively, and were included in selling, general and administrative expenses.

Stock-Based Compensation

Stock-based compensation is measured at the grant date fair value and recognized as expense over the requisite service period (generally the vesting period of the award). Beginning in fiscal year 2017, forfeitures were recognized as they occur rather than estimating expected forfeitures.

The fair value of restricted stock awards and restricted stock units are determined based on the closing price of the Company’s common stock on the award date. For awards subject to performance conditions, compensation expense is recognized over the requisite service period when it is probable that the specified performance goals will be achieved.

The fair value of time-based stock options is estimated using the Black Scholes option pricing model which requires extensive use of judgment and estimates, including expected stock volatility, expected term, risk-free interest rate and expected dividend yield.

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

The quantitative analysis involves estimating the undiscounted future cash flows directly related to that asset and comparing it against its carrying value. If the carrying value of the asset is greater than the sum of the undiscounted future cash flows, an impairment loss is recognized for the difference between the carrying value of the asset and its fair value. The fair value of the asset group is generally determined using discounted future cash flows or a market participant’s ability to generate economic benefits using the asset in its highest and best use, whichever is appropriate. The determination of fair value takes into account the asset’s historical performance, current sales trends, market conditions, market participant pricing assumptions considering the highest and best use of the asset and other relevant factors deemed material, and discounted using a rate commensurate with the risk. The inputs used in the determination of the fair value are considered as Level 3 inputs in the fair value hierarchy, which require a significant degree of judgment and are based on the Company’s own assumptions.

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

Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years when those temporary differences are expected to be realized or be realized or settled. The effect on deferred taxes from a change in tax rate is recognized through continuing operations in the period that includes the enactment date of the change. Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future.

A tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. The Company recognizes tax liabilities for uncertain tax positions and adjusts these liabilities when the Company’s judgment changes as a result of the evaluation of new information not previously available. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. The Company has no uncertain tax positions requiring accrual at February 1, 2020 and February 2, 2019.

Francesca’s Holdings Corporation Notes to Consolidated Financial Statements

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes.” The ASU intends to enhance and simplify aspects of the income tax accounting guidance in ASC 740, “Income Taxes” as part of the FASB's simplification initiative. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2020 with early adoption permitted. The Company is currently evaluating the impact this guidance may have on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use-Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new guidance will be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted the provisions of this guidance on February 2, 2020 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 changes the methodology for measuring credit losses on financial instruments and timing of when such losses are recorded. Since the original issuance of ASU 2016-13, the FASB has issued several amendments and updates to this guidance. This new guidance is effective for public companies, except for smaller reporting companies, for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For smaller reporting companies, such as the Company, this new guidance will be effective for fiscal year beginning after December 15, 2022, and interim periods within those fiscal year. Early adoption is permitted. The guidance is to be adopted using the modified retrospective approach. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

2.	Revenues

The Company disaggregates net sales into the following major merchandise departments.

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
	(in thousands)
Apparel	$186,493	$200,736	$235,048
Jewelry	111,031	104,714	104,638
Accessories	65,530	69,219	69,004
Gifts	41,275	50,311	59,286
Other(1)	3,207	3,135	3,702
	$407,536	$428,115	$471,678

(1)	Includes gift card breakage income, shipping revenue and change in return reserve.

Contract liability

Contract liability consists of gift card liability. The Company accounts for the sale of gift cards as a liability at the time a gift card is sold. The liability is relieved and revenue is recognized upon redemption of the gift card. The Company’s gift cards do not have an expiration date. Income from gift card breakage is estimated based on historical redemption patterns and recognized over the historical redemption period. Unredeemed gift cards at the end of the prior fiscal year recognized in revenues during fiscal years 2019, 2018 and 2017 were $4.9 million, $4.5 million and $6.4 million, respectively. Such revenues from gift cards during fiscal year 2019 and 2017 included $0.6 million and $1.5 million, respectively, of additional gift card breakage income recognized due to the changes in the estimated period over which redemption of gift card is considered to be remote.

Francesca’s Holdings Corporation Notes to Consolidated Financial Statements

3.	(Loss) Earnings per Share

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

	Fiscal Years Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
	(In thousands, except per share data)
Numerator:
Net (loss) income	$(25,020)	$(40,941)	$15,561

Denominator:
Weighted-average common shares outstanding-basic	2,899	2,900	3,014
Restricted stock and stock options (1)	-	-	11
Weighted-average common shares outstanding-diluted	$2,899	$2,900	$3,025
Per common share:
Basic (loss) earnings per common share	$(8.63)	$(14.12)	$5.16
Diluted (loss) earnings per common share	$(8.63)	$(14.12)	$5.14

(1)	Due to the Company being in a net loss position in fiscal year 2019 and 2018, shares of restricted stock and stock options were excluded in the computation of diluted loss per share as their effect would have been anti-dilutive.

Potentially issuable shares under the Company’s stock-based compensation plan amounting to approximately 0.2 million, 0.1 million and less than 0.1 million shares for fiscal years 2019, 2018 and 2017, respectively, were excluded in the computation of diluted earnings per share due to their anti-dilutive effect. The Company also excluded contingently issuable performance awards totaling 0.1 million for fiscal year 2019 and less than 0.1 million in each of fiscal years 2018 and 2017, respectively, from the computation of diluted earnings per share because the pre-established goals have not been satisfied.

4.	Detail of Certain Balance Sheet Accounts

	As of Fiscal Year Ended
	February 1,	February 2,
	2020	2019
	(in thousands)
Accounts receivable:
Credit card receivables	2,599	2,752
Income tax receivable	$459	$10,809
Tenant allowances(1)	-	1,785
Others	685	963
	$3,743	$16,309

(1) In fiscal year 2019, tenant allowances were presented as part of operating lease liabilities in accordance with ASC 842.

Property and equipment, net:
Signage and leasehold improvements	$107,433	$107,050
Furniture and fixtures	22,902	22,780
Software	15,666	15,590
Equipment	9,304	9,251
Construction in progress	605	2,348
Total	155,910	157,019
Less accumulated depreciation	(104,441)	(85,812)
	$51,469	$71,207

Accrued liabilities:
Gift cards	$4,100	$5,642
Accrued payroll, benefits and bonuses	7,223	4,615
Accrued sales tax	992	1,046
Accrued interest	95	30
	$12,410	$11,333

Landlord incentives and deferred rent (under ASC 840):
Landlord incentives	$-	$21,139
Deferred rent	-	12,850
	$-	$33,989

Francesca’s Holdings Corporation Notes to Consolidated Financial Statements

5.	Asset Impairment Charges

In connection with the Company’s quarterly impairment review process, the Company identified events and circumstances indicating that the carrying amounts of certain boutique long-lived assets may be impaired. Accordingly, the Company recorded non-cash asset impairment charges of $11.9 million in fiscal year 2019 primarily related to the write-down of operating lease ROU assets for 60 underperforming boutiques. This compares to non-cash asset impairment charges of $20.1 million in fiscal year 2018, which is primarily related to the write-off of boutique assets for 153 underperforming boutiques. Additionally, the asset impairment charge in fiscal year 2018 included a $4.9 million charge associated with the write-off of boutique furniture, fixtures and supplies that are no longer expected to be used as a result of postponing new boutique openings and remodels in future periods.

6.	Income Taxes

The provision for income tax expense or (benefit) for fiscal years 2019, 2018 and 2017 is as follows:

	Fiscal Years Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
	(in thousands)
Current:
Federal	$-	$(974)	$6,882
State	125	(252)	1,314
Total	125	(1,226)	8,196
Deferred:
Federal	-	4,288	6,373
State	-	4,431	(274)
Total	-	8,719	6,099
Income tax expense	$125	$7,493	$14,295

The reconciliation of the statutory federal income tax rate to the effective tax rate follows:

	Fiscal Years Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
Income tax expense at statutory rate	21.0%	21.0%	33.4%
Valuation allowance on net deferred tax assets	(29.0)	(51.2)	-
State tax (benefit), net of federal (benefit) expense	7.7	6.7	1.9
Nondeductible expenses	(0.7)	(0.2)	0.9
Deferred tax remeasurement under the Tax Cuts and Jobs Act	-	-	11.0
Other	0.5	1.3	0.7
Effective tax expense rate	(0.5)%	(22.4)%	47.9%

Francesca’s Holdings Corporation Notes to Consolidated Financial Statements

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted into law effective on January 1, 2018. Upon enactment, the Company recognized a provisional and one-time non-cash deferred tax expense of $3.3 million due to the remeasurement of our deferred tax assets and liabilities based on the reduction of the statutory federal tax rate to 21%. This expense is included as a component of income tax expense for fiscal year 2017. During fiscal year 2018, we completed the analysis of the impact of the Tax Act and determined that no material adjustments was needed to the previously recorded provisional amount.

Deferred tax assets and liabilities

Deferred tax assets and liabilities are recorded due to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences as measured by enacted tax rates, which will be in effect when these temporary differences reverse. These differences consist of the following as of the dates indicated:

	As of Fiscal Year Ended
	February 1,	February 2,
	2020	2019
	(in thousands)
Deferred tax assets:
Operating lease liabilities	$62,912	$-
Landlord incentives and deferred rent	-	8,113
Net operating losses	10,147	7,686
Inventories	2,774	2,143
Accrued liabilities	2,170	1,690
Stock-based compensation	1,063	1,244
Other	12	26
Deferred tax assets before valuation allowance	79,078	20,902
Valuation allowance	(24,577)	(17,117)
	54,501	3,785

Deferred tax liabilities:
Operating lease right-of-use assets	(52,686)	-
Property and equipment	(1,239)	(3,785)
Other	(576)	-
	(54,501)	(3,785)

Net deferred tax assets	$-	$-

Carryforwards

The federal net operating loss carryforward which totaled $6.7 million as of February 2, 2019 has no expiration date under the Tax Act while the state net operating loss carryforward which totaled $3.4 million as of February 2, 2019 will expire in various tax years through fiscal year 2039.

Subsequent to February 1, 2020, the Corona Aid, Relief and Economic Security Act (“CARES Act”) was enacted in March 2020 that allows the carryback of net operating losses to prior years. Accordingly, the Company has filed an income tax refund for $10.7 million with the IRS. See Note 1, Summary of Significant Accounting Policies – Going Concern, for additional information.

Valuation Allowance

The Company performs an assessment of whether a valuation allowance is necessary against its deferred tax asset at each balance sheet date. Based on available positive and negative evidence, including past operating results, estimates of future income, future reversals of existing taxable temporary differences and tax planning strategies, the Company determined that it is more-likely-than-not that it will not realize its deferred tax assets in future periods and therefore, a full valuation allowance amounting to $17.1 million was established at February 2, 2019. The Company recorded an additional valuation allowance on its deferred tax asset of $7.5 million during fiscal year 2019.

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

Francesca’s Holdings Corporation Notes to Consolidated Financial Statements

Fiscal Years Subject to Examination

The Company’s tax years are subject to examination by federal authorities from 2016 forward and by state taxing authorities from 2015 forward.

7.	Credit Facilities

The Company’s credit facilities consisted of the following:

	Fiscal Years Ended
	February 1, 2020	February 2, 2019
	(in thousands)
Asset based revolving credit facility	$-	$10,000
Term loan	10,000	-
Unamortized debt issuance costs	(1,064)	-
Total long-term debt, net	8,936	10,000
Less: Current portion of long term debt	(8,936)	-
Total long-term debt, net of current portion	-	$10,000

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

On August 13, 2019, concurrent with entering into the Term Loan Credit Agreement (described below), the Borrowers, entered into the first amendment to ABL Credit Agreement (the “First Amendment to ABL Credit Agreement”), which amends the Company’s existing ABL Credit Agreement (the ABL Credit Agreement, as amended by the First Amendment to ABL Credit Agreement, the “Amended ABL Credit Agreement”). The First Amendment to ABL Credit Agreement, among other things, (i) reduced the Aggregate Revolving Commitments (as defined in the Amended ABL Credit Agreement) from $50.0 million to $40.0 million; (ii) allowed the Loan Parties to enter into the Term Loan Credit Agreement with Tiger Finance, LLC.; (iii) changed the maturity date under the Amended ABL Credit Agreement from May 23, 2023 to the earlier of (a) May 23, 2023 and (b) the date that is 90 days prior to any scheduled maturity of the Term Loan; (iv) institutes a combined borrowing base together with the Company’s new Term Loan Credit Agreement (described below); (v) removed the requirement to maintain the minimum fixed charge coverage ratio previously contained in the ABL Credit Agreement; and (vi) limits the amount of capital expenditures that the Loan Parties may make through the fiscal year ending in 2021, provided that the Loan Parties may make unlimited amounts of capital expenditures if certain payment conditions are met. In connection with the First Amendment to ABL Credit Agreement, the Company wrote-off $0.2 million of unamortized debt issuance costs associated with the reduction in borrowing capacity, which is included in other expense in the accompanying statements of operations. Additionally, the Company incurred $0.2 million of debt issuance costs during the fiscal year 2019, which is being amortized over the remaining term of the Amended ABL Credit Agreement.

Availability under the Amended ABL Credit Agreement is subject to a customary borrowing base , as reasonably determined by the applicable agent, comprised of: (a) a specified percentage of the Borrower’s credit card accounts (as defined in the Amended ABL Credit Agreement); and (b) a specified percentage of the Borrower’s eligible inventory (as defined in the Amended ABL Credit Agreement), and reduced by (c) certain customary reserves and adjustments (as defined in the Amended ABL Credit Agreement). The combined borrowing base is the lesser of (i) the sum of the (a) the Revolving Loan Cap (as defined in the Amended ABL Agreement), which is the less of (x) $34.0 million and (y) the borrowing base under the Amended ABL Credit Agreement, plus, (b) any outstanding amount under the Term Loan Credit Agreement and (ii) the Term Loan Credit Agreement borrowing base (described below). As of February 1, 2020, the Company had $17.2 million of combined borrowing base availability under the Amended ABL Credit Agreement and the Term Loan Credit Agreement. In addition, on May 1, 2020, the Company entered the JPM Letter Agreement and Tiger Letter Agreement which contain certain conditions and covenants and provide that, in the case of the JPM Letter Agreement, (i) it is required to use the entire $10.7 million income tax refund requested under the CARES Act to repay certain outstanding borrowings under the Amended ABL Credit Agreement and (ii) no loans will be made under the ABL Credit Agreement unless its aggregate amount of cash and cash equivalents is less than $3.0 million. See Note 15, Subsequent Events for additional information

Francesca’s Holdings Corporation Notes to Consolidated Financial Statements

All obligations of each Loan Party under the Amended ABL Credit Agreement continue to be unconditionally guaranteed by the Company and each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries, including the Borrowers. All obligations under the Amended ABL Credit Agreement, and the guarantees of those obligations (as well as banking services obligations and any interest rate hedging or other swap agreements), are secured by substantially all of the assets of the Company and each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries. Additionally, the Amended ABL Credit Agreement contains customary events of default and requires the Loan Parties to comply with certain financial covenants, including a restriction on the amount of capital expenditures that the Loan Parties may make through 2021, subject to certain exceptions. In addition, the Company may declare or make dividend payments, subject to the satisfaction of the Payment Conditions (as defined in the Amended ABL Credit Agreement). The Amended ABL Credit Agreement also requires that the auditor’s report on the Company’s audited financial statements does not contain a “going concern” or like qualification or exception. On May 1, 2020, the Company obtained a waiver from the lender of the failure of the Company to (i) deliver annual audited consolidated financial statements for the fiscal year ended February 1, 2020 without a “going concern” or a like qualification or exception and (ii) pay rent on leased locations for the months of April, May and June, 2020. See Note 15, Subsequent Events, for additional information.

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

Term Loan Credit Agreement

On August 13, 2019, the Loan Parties, entered into the Term Loan Credit Agreement with Tiger Finance, LLC, as administrative agent and the lenders party thereto. The Term Loan Credit Agreement provides for an aggregate term loan of $10.0 million and matures on August 13, 2022. Although the maturity of the Term Loan Credit Agreement is beyond 12 months from the balance sheet, the Company classified the outstanding amount as current liability in the consolidated balance sheet as of February 1, 2020 due to uncertainties concerning the Company’s future liquidity and on-going covenant compliance as a result of the impact of the COVID-19 pandemic on the Company’s business. See Note 1, Summary of Significant Accounting Policies – Going Concern, and Note 15, Subsequent Events, for additional information.

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

All obligations of each Loan Party under the Term Loan Credit Agreement are unconditionally guaranteed by the Company and each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries, including the Borrowers. All obligations under the Term Loan Credit Agreement, and the guarantees of those obligations, are secured on a junior lien basis by substantially all of the assets of the Company and each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries. As of February 1, 2020, the Company had $17.2 million of combined borrowing base availability under the Amended ABL Credit Agreement and the Term Loan Credit Agreement. On May 1, 2020, the Company obtained a waiver from the lender of the failure of the Company to (i) deliver annual audited consolidated financial statements for the fiscal year ended February 1, 2020 without a “going concern” or a like qualification or exception and (ii) pay rent on leased locations for the months of April, May and June, 2020. See Note 15, Subsequent Events for additional information.

Borrowings under the Term Loan Credit Agreement bears interest at a rate equal to LIBOR for the interest period relevant to the Term Loan, subject to a 0.00% floor, plus 8.00%, provided that the interest rate on the Term Loan will not be less than 10.00%. The Term Loan Credit Agreement also requires the Borrowers to pay an annual agency fee of $50,000. In fiscal year 2019, the average effective interest rate for the Term Loan was 10.0%.

In connection with the Term Loan Credit Agreement, the Company incurred $1.2 million of debt issuance costs during the fiscal year 2019, which is being amortized over the life of the Term Loan Credit Agreement.

Francesca’s Holdings Corporation Notes to Consolidated Financial Statements

8.	Stockholders’ Equity

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

Upon certain triggering events (none of which have occurred as of February 1, 2020), each Right will entitle the holder thereof to purchase one five-thousandth (subject to adjustment) of one share of Series A Junior Participating Preferred Stock, $0.01 par value per share of the Company (the “Preferred Stock”) at an exercise price of $18.00 (the “Exercise Price”) per one five-thousandth of a share of Preferred Stock. In addition, if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock without prior approval of the Company’s Board of Directors, or in the case of a person or group that beneficially owned more than 15% of the Company’s common stock prior to the issuance of the press release announcing the adoption of the Rights Agreement on August 2, 2019, such person or group acquires beneficial ownership of any additional shares of the Company’s common stock without prior approval of the Company’s Board of Directors, each holder of a Right (other than the acquiring person or group whose Rights will become void) will have the right to purchase, upon payment of the Exercise Price and in accordance with and subject to the adjustment under the terms of the Rights Plan, a number of shares of the Company’s common stock having a market value of twice the Exercise Price (as adjusted).

Share Repurchases

On March 15, 2016, the Company’s Board of Directors authorized an additional $100.0 million share repurchase program (“Repurchase Plan”) which commenced in April 2016. The Repurchase Plan has no expiration date.  Under the Repurchase Plan, purchases can be made from time to time in the open market, in privately negotiated transactions, under Rule 10b5-1 plans or through other available means.  The specific timing and amount of the repurchases is dependent on market conditions, securities law limitations and other factors.

The following table summarizes the Company’s repurchase activity for the periods presented. The cost of repurchased shares is presented as treasury stock in the consolidated balance sheets.

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
	(in thousands, except per data)
Number of shares repurchased	-	55	155
Total cost of shares repurchased	-	$3,522	$20,008
Average price (including brokers' commission)	$-	$64.08	$129.00

At February 1, 2020, there was $40.2 million remaining balance available for future purchases.

9.	Stock-Based Compensation

Stock-based compensation expense, which is included in selling, general and administrative expenses, consisted of the following.

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
	(in thousands)
Stock options	$145	$293	$700
Restricted stock awards	(161)	1,042	1,730
Restricted stocks units	285	-	-
	$269	$1,335	$2,430

Previously accrued stock-based compensation totaling $1.2 million and $0.8 million were reversed during fiscal years 2019 and 2018, respectively, in connection with certain employee departures, including the Chief Financial Officer, Chief Merchandising Officer, Chief Marketing Officer and certain other members of senior management in fiscal year 2019 and the Chief Executive Officer in fiscal year 2018.

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

2015 Stock Incentive Plan

On June 9, 2015, the 2015 Equity Incentive Plan (the “2015 Plan”) was approved by the stockholders and became immediately effective. Under the 2015 Plan, awards may be in the form of nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units, performance stock and other stock-based awards which can be granted to any officers, directors, employees and consultants of the Company. A total of 0.2 million shares of common stock are authorized for issuance under the 2015 Plan which may be increased by the number of awards cancelled, forfeited, expired, or for any reason terminated under the 2011 Plan after June 9, 2015. Awards granted under the 2015 Plan generally vest over three to five years and options and stock appreciation rights have a ten-year contractual life. As of February 2, 2020, there were approximately 0.1 million shares remaining that can be subject to new awards granted under the 2015 Plan.

Restricted Stock Units

The following table summarizes restricted stock units activity under our stock plans during fiscal year 2019.

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
	(in thousands)	(Per share data)
Non-vested restricted stock units as of February 2, 2019	-	$-
Granted	281	$8.65
Forfeited	(129)	$8.65
Non-vested restricted stock units as of February 1, 2020	152	$8.65

During fiscal year 2019, the Company granted 0.3 million of restricted stock units to certain executives and key employees. Of the total awards in each period, 50% of the total shares awarded were in the form of performance-based restricted shares (“PSU”) while the remaining 50% were in the form of time-based restricted shares (“RSU”). The number of PSUs that may ultimately vest will equal 0% to 150% of the target shares subject to the achievement of pre-established performance goals during the applicable performance period and the employees’ continued employment through the third year anniversary of the date. The RSUs vest in one installment on the third anniversary of the award date. At the end of each reporting period, the Company assessed the probability of achieving the pre-established performance conditions related to the PSUs and adjusted stock-based compensation expense based on the result of such assessment.

As of February 1, 2020, there was approximately $0.9 million of total unrecognized compensation cost related to non-vested restricted stock units that is expected to be recognized over a weighted-average period of 2 years.

Francesca’s Holdings Corporation Notes to Consolidated Financial Statements

Restricted Stock

The following table summarizes restricted stock activity during fiscal year 2019.

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
	(in thousands)	(Per share data)
Non-vested restricted stocks as of February 2, 2019	66	$76.18
Granted	118	$5.94
Vested	(20)	$38.19
Forfeited	(49)	$65.33
Non-vested restricted stocks as of February 1, 2020	115	$15.69

At the end of each reporting period, the Company assessed the probability of achieving the pre-established performance conditions related to the PSAs and adjusted stock-based compensation expense based on the result of such assessment. As a result of this assessment, the Company recognized a reversal of previously accrued expenses totaling $0.3 million, $0.9 million, and $1.2 million in fiscal years 2019, 2018 and 2017, respectively.

During fiscal years 2019, 2018 and 2017, restricted stocks were granted at a fair value of $5.94, $59.64 and $173.16, respectively. The total fair value of restricted stock that vested were $0.1 million, $0.7 million, and $1.4 million, during fiscal years 2019, 2018, and 2017, respectively. As of February 1, 2020, there was approximately $0.4 million of total unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted-average period of 2 years.

Stock Options

The following table summarizes stock option activity during fiscal year 2019. The intrinsic value of the stock options was calculated based the closing price of the Company’s common stock on the last trading day closest to February 1, 2020.

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise Price	Life	Intrinsic Value
	(in thousands)	(Per share data)	(in Years)	(In thousands)
Stock options outstanding as of February 1, 2020	24	170.82	4	-
Stock options exercisable as of February 1, 2020	23	170.20	4	-

No stock options were awarded during fiscal years 2019, 2018, or 2017. No stock options were exercised in fiscal year 2019 or 2018. In fiscal year 2017, the intrinsic value of stock options at the date of exercise amounted to less than $0.1 million.

As of February 2, 2020, there was less than $0.1 million of total unrecognized compensation cost related to stock option awards that is expected to be recognized over a weighted-average period of 1 year.

Francesca’s Holdings Corporation Notes to Consolidated Financial Statements

10. Employee Benefits

The Company has adopted Francesca’s Collections, Inc. 401(k) Retirement Plan (the “401(k) Plan”) under which full-time and part-time employees who are at least 21 years of age and have completed six consecutive months of employment are eligible to participate. Employees may elect to contribute a certain percentage of their earnings subject to limitations provided for by the law. The Company makes matching contributions of up to a maximum of 4% of the employees’ salary. The Company may also make discretionary profit sharing contributions to the 401(k) Plan. No profit sharing contributions were made in fiscal years 2019, 2018 and 2017. The Company’s matching contributions were $0.7 million, $0.9 million and $0.7 million in fiscal years 2019, 2018 and 2017, respectively.

11. Leases

The Company leases boutiques, its distribution center, office space, and certain boutique and corporate office equipment under operating leases expiring in various years through the fiscal year ending 2030. Certain of the leases provide that the Company may cancel the lease, with penalties as defined in the lease, if the Company’s boutique sales at that location fall below an established level. Certain leases provide for additional rent payments to be made when sales exceed a base amount. Certain operating leases provide for renewal options for periods from three to five years at the market rate at the time of renewal. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. See Note 1, Leases, for additional information regarding the Company’s adoption of ASC 842, Leases on February 3, 2019 and the impact of such adoption.

The following table presents the components of the Company’s operating lease costs for the period presented.

Fiscal Year
2020
(in thousands)
Operating lease costs	$60,984
Variable lease costs	843
$61,827

As of February 1, 2020, the weighted average remaining operating lease term was 5.7 years and the weighted average discount rate for operating leases was 5.8%. Cash paid for operating leases included in the measurement of lease liabilities totaled $65.4 million, including interest, for the fiscal year ended 2020.

As of February 1, 2020, the maturities of lease liabilities were as follows:

Maturities of lease liabilities
2020	$61,688
2021	54,868
2022	47,290
2023	40,566
2024	33,576
Thereafter	57,181
Total lease payments	295,169
Less: Interest	45,540
Present value of lease liabilities	249,629

Operating lease liabilities include amounts due from landlords in tenant improvement allowances.

As of February 1, 2020, the minimum rental commitments for operating lease contracts that have not yet commenced was $5.4 million while its lease terms were within the range of 5 to 10 years.

Prior to the Adoption of ASC 842

As previously disclosed in the Company Annual Report on Form 10-K for the fiscal year ended February 2, 2019, minimum future rent payments under non-cancellable operating leases as of February 2, 2019 were approximately as follows:

Fiscal Year
2019	$48,644
2020	43,356
2021	36,785
2022	30,983
2023	26,084
Thereafter	59,039
Total lease payments	244,891

During fiscal years 2018 and 2017, rent expense totaled $45.4 million and $42.2 million, respectively.

12. Contingencies

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

Francesca’s Holdings Corporation Notes to Consolidated Financial Statements

The Company, from time to time, is subject to various claims and legal proceedings arising in the ordinary course of business. While the outcome of any such claim cannot be predicted with certainty, in the opinion of management, the outcome of these matters will not have a material adverse effect on the Company’s business, results of operations or financial condition.

13. Segment Reporting

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

14. Quarterly Financial Data (Unaudited)

	Fiscal Year 2019
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$118,936	95,503	105,972	87,125
Gross profit	41,188	37,518	40,503	30,327
Asset impairment charges	10,315	1,356	189	-
(Loss) income from operations	(11,486)	(4,239)	1,379	(9,667)
Net (loss) income	(11,548)	(5,135)	1,812	(10,149)
Basic (loss) earnings per common share(1)	(3.97)	(1.76)	0.62	(3.50)
Diluted (loss) earnings per common share(1)	(3.97)	(1.76)	0.61	(3.50)

	Fiscal Year 2018
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$119,310	95,375	113,025	100,405
Gross profit	46,881	33,645	44,107	38,363
Asset impairment charges	5,555	14,419	121	27
(Loss) income from operations	(6,755)	(23,060)	830	(4,520)
Net (loss) income	(21,287)	(16,223)	454	(3,885)
Basic (loss) earnings per common share(1)	(7.34)	(5.59)	0.16	(1.34)
Diluted (loss) earnings per common share(1)	(7.34)	(5.59)	0.16	(1.34)

(1) The sum of quarterly basic and diluted (loss) earnings per share may not foot across due to rounding.

15. Subsequent Event

As discussed in Note 1, Summary of Significant Accounting Policies – Going Concern, section above, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. In recent months, the outbreak has spread globally and has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to reduce its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders. These measures may remain in place for a significant amount of time and has resulted in the temporary closures of all of the Company’s boutiques from March 25, 2020 to April 30, 2020, when we began reopening a small number of our boutiques in locations where local shutdown orders have been lifted. These measures have also caused an overall disruption in the Company’s supply chain and operations; while its ecommerce and distribution center remain open, they are operating at a reduced capacity. As a result, the Company’s revenues, results of operations and cash flows have been materially adversely impacted which raises substantial doubt about the Company’s ability to continue as a going concern. In response to such events, management is taking aggressive and prudent actions to reduce expenses and defer payment of accounts payables and inventory purchases to preserve cash on hand. Additionally, the Company borrowed $5.0 million under its Amended ABL Credit Facility in April 2020. The Company has also filed an income tax refund for $10.7 million with the IRS related to the provision under the CARES Act enacted in March 2020 that allows the carryback of net operating losses to prior years.

There is significant uncertainty around the disruptions related to the COVID-19 pandemic and its impact on the global economy. While the Company’s results of operations have been significantly impacted and it anticipates that its future results will continue to be adversely impacted, the extent to which the COVID-19 pandemic impacts our future results will depend on future developments, which are highly uncertain and cannot be predicted with certainty, including new information which may emerge concerning the severity of the COVID-19 pandemic in the United States, actions taken to contain it or treat its impact, any possible resurgence of COVID-19 that may occur after the initial outbreak subsides, and how quickly and to what extent normal economic and operating conditions can resume.

On May 1, 2020, the Company entered into a letter agreement (the “JPM Letter Agreement”) in connection with its Amended ABL Credit Agreement with JPMorgan Chase Bank, N.A. and the other loan parties thereto, to waive any Default or Event of Default (each as defined in the Amended ABL Credit Agreement) arising from the failure of the Borrowers to (i) deliver annual audited consolidated financial statements for the fiscal year ended February 1, 2020 without a “going concern” or a like qualification or exception and (ii) pay rent on leased locations for the months of April, May and June, 2020. The JPM Letter Agreement contains certain conditions on and covenants of the Borrowers, including (a) the imposition of an additional Reserve (as defined in the Amended ABL Credit Agreement), requiring the Borrowers to keep an additional amount of cash set aside, (b) a limitation on the Borrowers’ ability to borrow under the Amended ABL Credit Agreement unless Qualified Cash (as defined in the Amended ABL Credit Agreement) is less than $3.0 million and (c) a requirement to use the entire $10.7 million income tax refund requested under the CARES Act to prepay the Obligations (as defined in the Amended ABL Credit Agreement), including all outstanding principal and accrued and unpaid interest, and cash collateralize outstanding letters of credit, within two business days of receipt of such refund. The JPM Letter Agreement also amends certain provisions of the Amended ABL Credit Agreement related to the frequency of inspections and appraisals.

Additionally, also on May 1, 2020, the Company entered into a letter agreement (the “Tiger Letter Agreement”) in connection with its Term Loan Credit Agreement with Tiger Finance LLC and the other loan parties thereto, to waive any Default or Event of Default (each as defined in the Term Loan Credit Agreement) arising from the failure of the Borrowers to (i) deliver annual audited consolidated financial statements for the fiscal year ended February 1, 2020 without a “going concern” or a like qualification or exception and (ii) pay rent on leased locations for the months of April, May and June, 2020. The Tiger Letter Agreement contains certain conditions on and covenants of the Borrowers, including the imposition of an additional Reserve (as defined in the Term Loan Credit Agreement), requiring the Company to keep an additional amount of cash set aside. The Tiger Letter Agreement also amends certain provisions of the Term Loan Credit Agreement related to the frequency of inspections and appraisals.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of February 1, 2020, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and the information required to be disclosed by us is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 1, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control - Integrated Framework (“2013 Framework”) . Based on such assessment, management concluded that, as of February 1, 2020, our internal control over financial reporting is effective based on those criteria.

We are currently a non-accelerated filer and are, therefore, not required to provide an attestation report of our registered public accounting firm on our internal control over financial reporting until such time as we are an accelerated filer or large accelerated filer. As such, management’s report on our internal control over financial reporting in this Annual Report on Form 10-K does not include an attestation report from our independent registered public accounting firm.

ITEM 9B. OTHER INFORMATION

On May 1, 2020, we entered into a letter agreement (the “JPM Letter Agreement”) in connection with our Amended ABL Credit Agreement with JPMorgan Chase Bank, N.A. and the other loan parties thereto, to waive any Default or Event of Default (each as defined in the Amended ABL Credit Agreement) arising from the failure of the Borrowers to (i) deliver annual audited consolidated financial statements for the fiscal year ended February 1, 2020 without a “going concern” or a like qualification or exception and (ii) pay rent on leased locations for the months of April, May and June, 2020. The JPM Letter Agreement contains certain conditions on and covenants of the Borrowers, including (a) the imposition of an additional Reserve (as defined in the Amended ABL Credit Agreement), requiring the Borrowers to keep an additional amount of cash set aside, (b) a limitation on the Borrowers’ ability to borrow under the Amended ABL Credit Agreement unless Qualified Cash (as defined in the Amended ABL Credit Agreement) is less than $3.0 million and (c) a requirement to use the entire $10.7 million income tax refund requested under the CARES Act to prepay the Obligations (as defined in the Amended ABL Credit Agreement), including all outstanding principal and accrued and unpaid interest, and cash collateralize outstanding letters of credit, within two business days of receipt of such refund. The JPM Letter Agreement also amends certain provisions of the Amended ABL Credit Agreement related to the frequency of inspections and appraisals. The JPM Letter Agreement is attached as Exhibit 10.24 to this Annual Report on Form 10-K and is incorporated herein by reference.

Additionally, also on May 1, 2020, we entered into a letter agreement (the “Tiger Letter Agreement”) in connection with our Term Loan Credit Agreement with Tiger Finance LLC and the other loan parties thereto, to waive any Default or Event of Default (each as defined in the Term Loan Credit Agreement) arising from the failure of the Borrowers to (i) deliver annual audited consolidated financial statements for the fiscal year ended February 1, 2020 without a “going concern” or a like qualification or exception and (ii) pay rent on leased locations for the months of April, May and June, 2020. The Tiger Letter Agreement contains certain conditions on and covenants of the Borrowers, including the imposition of an additional Reserve (as defined in the Term Loan Credit Agreement) requiring the Borrowers to keep an additional amount of cash set aside. The Tiger Letter Agreement also amends certain provisions of the Term Loan Credit Agreement related to the frequency of inspections and appraisals. The Tiger Letter Agreement is attached as Exhibit 10.25 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE

The information required by this Item is incorporated herein by reference from our Definitive Proxy Statement for the 2020 Annual Meeting or an amendment to this Annual Report on Form 10-K, one of which will be filed with the SEC within 120 days after the end of the fiscal year ended February 1, 2020.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Definitive Proxy Statement for the 2020 Annual Meeting or an amendment to this Annual Report on Form 10-K, one of which will be filed with the SEC within 120 days after the end of the fiscal year ended February 1, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Definitive Proxy Statement for the 2020 Annual Meeting or an amendment to this Annual Report on Form 10-K, one of which will be filed with the SEC within 120 days after the end of the fiscal year ended February 1, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Definitive Proxy Statement for the 2020 Annual Meeting or an amendment to this Annual Report on Form 10-K, one of which will be filed with the SEC within 120 days after the end of the fiscal year ended February 1, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Definitive Proxy Statement for the 2020 Annual Meeting or an amendment to this Annual Report on Form 10-K, one of which will be filed with the SEC within 120 days after the end of the fiscal year ended February 1, 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of February 1, 2020 and February 2, 2019
Consolidated Statements of Operations for the Fiscal Years Ended February 1, 2020, February 2, 2019, and February 3, 2018
Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal years February 1, 2020, February 2, 2019, and February 3, 2018
Consolidated Statements of Cash Flows for the Fiscal Years Ended February 1, 2020, February 2, 2019, and February 3, 2018
Notes to Consolidated Financial Statements

2.	Financial Statements Schedules

All schedules are omitted because they are not applicable or because the required information is either not material or is included in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits

Exhibit No.	Description

3.1.1	Amended and Restated Certificate of Incorporation of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.3 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011)

3.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Francesca’s Holdings Corporation (incorporated to Exhibit 3.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on July 1, 2019)

3.1.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Francesca’s Holdings Corporation (incorporated to Exhibit 3.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on August 2, 2019)

3.2	Amended and Restated Bylaws of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on September 20, 2016)

4.1	Form of Specimen Common Stock of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 13, 2011)

4.2	Rights Agreement, dated as of August 1, 2019, between Francesca’s Holdings Corporation and Computershare Trust Company, N.A., as Rights Agent, which includes the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Preferred Stock of Francesca’s Holdings Corporation as Exhibit C (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on August 2, 2019)

4.3	Form of Right Certificate representing the right to purchase shares of Series A Junior Participating Preferred Stock of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on August 2, 2019)

4.6	Description of Francesca’s Holdings Corporation’s Common Stock (incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-K filed by Francesca’s Holdings Corporation on May 3, 2019)

4.7	Description of Francesca’s Holdings Corporation Purchase Rights of Series A Junior Participating Preferred Stock (filed herewith)

10.1	Credit Agreement, dated as of May 25, 2018, among Francesca’s Holdings Corporation, its Subsidiaries party thereto as loan parties, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on May 30, 2018).

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.3 +	Francesca’s Holdings Corporation 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

10.4 +	Nonqualified Stock Option Agreement for Richard J. Emmett, dated as of March 31, 2010 (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on May 24, 2011).

Exhibit No.	Description

10.5 +	Francesca’s Holdings Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.6 +	Francesca’s Holdings Corporation 2011 Equity Incentive Plan - Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.14 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.7 +	Francesca’s Holdings Corporation 2011 Equity Incentive Plan - Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.15 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011).

10.8	Commercial Park Lease, dated as of December 27, 2011 between Francesca’s Collections, Inc. and Weingarten / Lufkin, Inc. (incorporated by reference to Exhibit 10.32 of the Registration Statement on Form S-1 (File No. 333-179069) filed by Francesca’s Holdings Corporation on January 18, 2012).

10.9 +	Form of Performance Restricted Stock Award Agreement under the Francesca’s Holdings Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by Francesca’s Holdings Corporation on June 11, 2014).

10.10 +	Francesca’s Holdings Corporation 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on June 9, 2015).

10.11 +	Form of Non-qualified Stock Option Agreement under the Francesca’s Holdings Corporation 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the period ended August 1, 2015 filed by Francesca’s Holdings Corporation on September 9, 2015).

10.12 +	Form of Restricted Stock Award Agreement under the Francesca’s Holdings Corporation 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the period ended August 1, 2015 filed by Francesca’s Holdings Corporation on September 9, 2015).

10.13 +	Form of Performance Stock Award Agreement under the Francesca’s Holdings Corporation 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the period ended April 30, 2016 filed by Francesca’s Holdings Corporation on June 9, 2016)

10.14 +	Form of Restricted Stock Award Agreement under the Francesca’s Holdings Corporation 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K filed by Francesca’s Holdings Corporation on March 22, 2017)

10.15 +	Francesca’s Holdings Corporation Executive Bonus Plan (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10Q for the period ended August 4, 2018 file by Francesca’s Holdings Corporation on September 12, 2018)

10.16 +	Form of Performance Stock Unit Award Agreement under the Francesca’s Holdings Corporation 2015 Equity Incentive Plan (incorporate by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by Francesca’s Holdings Corporation on June 13, 2019)

10.17 +	Form of Restricted Stock Unit Award Agreement under the Francesca’s Holdings Corporation 2015 Equity Incentive Plan (incorporate by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by Francesca’s Holdings Corporation on June 13, 2019)

10.18	Term Loan Credit Agreement, dated as of August 13, 2019, by and among Francesca’s Holdings Corporation, its subsidiaries party thereto as loan parties, the lenders party thereto and Tiger Finance, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on August 14, 2019)

Exhibit No.	Description

10.19	First Amendment to Credit Agreement, dated as of August 13, 2019, by and among Francesca’s Holdings Corporation, its subsidiaries party thereto as loan parties, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on August 14, 2019)

10.20+	Form of Director Restricted Stock Award Agreement under the Francesca’s Holdings Corporation 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed by Francesca’s Holdings Corporation on September 10, 2019)

10.21+	Employment Letter Agreement between Cindy Thomassee and Francesca’s Services Corporation, Francesca’s Holdings Corporation and Francesca’s Collections, Inc. (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed by Francesca’s Holdings Corporation on September 10, 2019)

10.22+	Employment Letter Agreement, dated as of February 10, 2020 between Andrew Clarke and Francesca’s Services Corporation, Francesca’s Holdings Corporation and Francesca’s Collections, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on February 14, 2020)

10.23+	Change in Control Letter Agreement, dated as of February 10, 2020 between Francesca’s Holdings Corporation and Andrew Clarke (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on February 14, 2020)

10.24	Waiver and Letter Agreement, dated as of May 1, 2020, by and among Francesca’s Services Corporation, Francesca’s Collections, Inc., the other loan parties party thereto and JPMorgan Chase Bank, N.A., in its capacity as lender (filed herewith)

10.25	Waiver and Letter Agreement, dated as of May 1, 2020, by and among Francesca’s Holdings Corporation, the other loan parties party thereto and Tiger Finance, LLC, in its capacity as lender (filed herewith)

21.1	Subsidiaries of Francesca’s Holdings Corporation (filed herewith)

23.1	Consent of Ernst & Young, independent registered public accountants (filed herewith)

31.1	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Interim Chief Executive Officer (filed herewith)

31.2	Certification of the Annual Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)

32.1	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer (furnished herewith)

101	The following financial information from Francesca’s Holdings Corporation’s Annual Report on Form 10-K for the year ended February 1, 2020, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

   + Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of May, 2020.

FRANCESCA’S HOLDINGS CORPORATION

By:	/s/ Andrew Clarke
Name: Andrew Clarke
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Andrew Clarke	Chief Executive Officer, Director	May 1, 2020
Andrew Clarke	(Principal Executive Officer)

/s/ Cindy Thomassee	Chief Financial Officer	May 1, 2020
Cindy Thomassee	(Principal Financial and Accounting Officer)

/s/ Patricia A. Bender	Director	May 1, 2020
Patricia A. Bender

/s/ Philip F. Bleser	Director	May 1, 2020
Philip F. Bleser

/s/ Richard Emmett	Chairman, Director	May 1, 2020
Richard Emmett

/s/ Susan McGalla	Director	May 1, 2020
Susan McGalla

/s/ Joseph O’Leary	Director	May 1, 2020
Joseph O’Leary

/s/ Martyn Redgrave	Director	May 1, 2020
Martyn Redgrave

/s/ Marie Toulantis	Director	May 1, 2020
Marie Toulantis

