Form 10-K/A
period 2020-02-01
Francesca's Holdings CORP
filed 2020-05-29
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

FRANCESCA’S HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	001-35239	20-8874704
(State of Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification Number)

8760 Clay Road Houston, TX 77080

(Address, including zip code, of principal executive offices)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of August 2, 2019, the last business day of the registrant’s most recently completed second quarter, was approximately $7.1 million.

As of May 15, 2020, there were 3,033,891 shares (excluding 923,287 of treasury stock) of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (the “2019 Form 10-K”) originally filed on May 1, 2020 (the “Original Filing”) by Francesca’s Holdings Corporation, a Delaware corporation. We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended February 1, 2020. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

In this Amendment, the “Company,” “we,” “our” and “us” refer to Francesca’s Holdings Corporation and its consolidated subsidiaries as a combined entity.

Francesca’s Holdings Corporation

Amendment No. 1 to Annual Report on Form 10-K

February 1, 2020

TABLE OF CONTENTS

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	19

Signatures		S-1

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of the Company

The following table and biographical descriptions provide information regarding our directors and executive officers as of the date of this Amendment.

Name	Age	Position(s)
Andrew Clarke	47	President, Chief Executive Officer and Director
Cynthia Thomassee	48	Executive Vice President and Chief Financial Officer
Richard Emmett	64	Chairman of the Board and Director
Patricia A. Bender	66	Director
Philip F. Bleser	65	Director
Susan McGalla	55	Director
Joseph O’Leary	61	Director
Martyn Redgrave	67	Director
Marie Toulantis	66	Director

Directors

The Company’s Board of Directors currently consists of eight directors. Set forth below is a brief biographical description of each of our directors. The primary experience, qualifications, attributes and skills of each of our directors that led to the conclusion of the Nominating and Corporate Governance Committee and the Board of Directors that such person should serve as a member of the Board of Directors are also described in the following paragraphs.

Andrew Clarke

Mr. Clarke has served as our President and Chief Executive Officer and a member of our Board since March 2020. Mr. Clarke previously served as President of LOFT, a women’s specialty apparel retail brand owned by Ascena Retail Group, from July 2018 to July 2019 and was EVP, Chief Merchandising Officer at Justice, also owned by Ascena Retail Group, from August 2017 to July 2018. Prior to joining Ascena Retail Group, Mr. Clarke served as President of Kmart Apparel from September 2014 to July 2017. Mr. Clarke also previously held various merchandising leadership positions at Pimkie, a women’s fashion brand owned by French retail conglomerate, Mulliez, Marks & Spencer, and New Look Retailers, a fast fashion apparel retailer based in Europe. Mr. Clarke brings a wealth of knowledge gained over 25 years of specialty retail experience in different areas of the business, including, transformation initiatives, merchandising, sourcing, planning and allocation, and consumer insights, which makes him well-suited to serve on our Board of Directors and to lead our Company.

Richard Emmett

Mr. Emmett has served as a member of our Board of Directors since November 2009 and as the Chairman of the Board since November 2019. He also served as our Lead Director from May 2016 to October 2016. Mr. Emmett held various roles at Dunkin’ Brands Group, Inc. (“Dunkin’”), including Chief Legal and Human Resources Officer from January 2014 to March 2019 and Senior Vice President and General Counsel from December 2009 to January 2014. Prior to joining Dunkin’, Mr. Emmett served as Executive Vice President, Chief Legal Officer and Secretary of QCE Holding LLC (“Quiznos”) from May 2007 to April 2009. Mr. Emmett also served as a member of the Quiznos leadership team and worked on a wide array of issues ranging from the development of the overall business strategy to managing U.S. and international franchise relations. Prior to Quiznos, Mr. Emmett served as Senior Vice President and General Counsel of Papa John’s International. Mr. Emmett is currently a member of the board of directors of the International Franchise Association. Mr. Emmett has over twenty years of experience serving as in-house legal counsel for various large publicly-traded corporations allowing him to provide valuable insights and advice to the Board of Directors on a variety of legal and business matters, particularly in the areas of transactions, corporate governance and human resources.

Patricia A. Bender

Ms. Bender has served as a member of our Board of Directors since October 2011 and as the Chair of our Compensation Committee since September 2019. Ms. Bender is currently a partner in Vista Private Equity LLP, a privately held shopping center development and private equity company, a position she has held since May 2016. Ms. Bender served as Executive Vice President and Director of Leasing at Weingarten Realty Investors (“Weingarten”) from 2005 to April 2015. During her 33-year tenure at Weingarten, Ms. Bender directed the development and operations of approximately 300 shopping centers and spearheaded various initiatives, including corporate rebranding and sales-focused marketing and training. Ms. Bender currently serves on the Board of Texas Gulf States Leukemia and Lymphoma Society. Also, Ms. Bender was an adjunct professor in the Jones School at Rice University from 2009 to 2015 and is a National Association of Corporate Directors fellow. Ms. Bender brings commercial real estate expertise and a perspective on successful growth of specialty retail concepts to the Board of Directors.

Philip F. Bleser

Mr. Bleser has served as a member of our Board of Directors since April 2017 and as the Chair of our Nominating and Corporate Governance Committee since September 2019. For most of his professional career, Mr. Bleser held numerous senior leadership positions at J.P. Morgan Chase & Co. (“J.P. Morgan”) which he joined in 1974. While at J.P. Morgan, he served as the Global Chairman of Corporate Banking from April 2015 to July 2016 and CEO of Global Corporate Bank in North America from 2010 to 2015. Currently, Mr. Bleser is a member of the Board of Trustees of Pace University in New York and serves on the board of directors of the Progressive Corporation, where he also serves on the Nominating and Governance Committee and the Compensation Committee, since August 2017. Mr. Bleser was a Senior Advisor to the McKinsey & Company from July 2017 to July 2019. From 2011 to 2016, he served as a member of the board of directors of Private Export Funding Corporation, where he also served on the Audit and the Compensation and Development committees. As a highly accomplished executive, Mr. Bleser brings a significant amount of strategic, corporate governance, finance, and operational experience to the Board of Directors.

Susan McGalla

Ms. McGalla has served as a member of our Board of Directors since March 2020. Ms. McGalla is the owner and founder of P3 Executive Consulting, LLC, a consulting firm serving clients within and outside of the specialty retail industry with services on branding, marketing, omni-channel execution, strategy and operational P&L efficiencies, which she founded in 2013. Previously, Ms. McGalla served as Vice President of Business Strategy and Creative Development of The Pittsburgh Steelers Football Club, LLC from 2013 to 2017. Prior to that, from January 2011 to July 2012, Ms. McGalla was Chief Executive Officer of The Wet Seal, Inc. From 1994 to 2009, Ms. McGalla was with American Eagle Outfitters, Inc. where she served as the Corporate President and Chief Merchandising Officer. Ms. McGalla currently serves on the board of directors and the executive committee of the Magee Research Institute and previously served on the board of directors, including service on the audit and nominating and corporate governance committees, of HFF, Inc. from 2009 until its merger with Jones Lang LaSalle Incorporated in July 2019. Ms. McGalla also previously served on the board of trustees for the University of Pittsburgh as well as on the executive committee and board of directors for the Allegheny County Conference on Community Development. Ms. McGalla brings extensive experience in merchandising and branding as well as accounting, finance and corporate governance matters to the Board of Directors.

Joseph O’Leary

Mr. O’Leary has served as a member of our Board of Directors since April 2013. Mr. O’Leary held various positions at PetSmart, Inc. (“PetSmart”), including President and Chief Operating Officer from May 2013 to April 2014, Executive Vice President, Merchandising, Marketing, Supply Chain and Strategic Planning from January 2011 to May 2013, Senior Vice President, Merchandising and Supply Chain from October 2008 to January 2011, and as Senior Vice President, Supply Chain from 2006 to September 2008. Mr. O’Leary currently serves as member of the board of directors of Sprouts Farmers Market, Inc. since October 2017, of Edgewell Personal Care Company since October 2018, and of Targeted PetCare, a privately-held company, since December 2019. He also previously served on the board of directors of PetSmart from May 2015 through November 2019. Mr. O’Leary brings extensive supply chain and operational experience to the Board of Directors.

Martyn Redgrave

Mr. Redgrave has served as a member of our Board of Directors since July 2015. Mr. Redgrave is currently the Managing Partner and CEO of Agate Creek Partners, LLC, a professional governance and consulting services company which he co-founded in July 2014. From August 2012 until his retirement in August 2014, he served as Senior Advisor to L Brands, Inc. (“L Brands” and formerly known as Limited Brands, Inc.). Previously, Mr. Redgrave served as L Brands’ Executive Vice President and Chief Administrative Officer from March 2005 to August 2012 and its Chief Financial Officer from January 2006 to May 2007. Mr. Redgrave currently serves on the board of directors of Deluxe Corporation and was the non-executive chairman of its board from August 2012 to August, 2019. Prior to its acquisition in March 2017, Mr. Redgrave served on the board of directors of Popeye’s Louisiana Kitchen, Inc., where he served as the chairman of the audit committee. Mr. Redgrave brings to the Board broad managerial, financial, and operational experience as well as business leadership expertise gained over a distinguished career with several consumer companies.

Marie Toulantis

Ms. Toulantis has served as a member of our Board of Directors since July 2012, and as Chair of our Audit Committee since September 2019. Ms. Toulantis served as Interim Vice President of University Relations of Pace University from November 2011 to August 2012. Prior to joining Pace University in November 2011, Ms. Toulantis was Chief Executive Officer of Barnes & Noble.com from February 2002 to August 2008, and Chief Financial Officer from April 1999 to February 2002. Ms. Toulantis currently serves on the board of trustees of Pace University. Ms. Toulantis brings significant ecommerce, marketing and finance experience and perspective to our Board of Directors.

Executive Officers

Information on the business background of Andrew Clarke is set forth under “Directors.”

Cynthia Thomassee

Ms. Thomassee has served as our Executive Vice President and Chief Financial Officer since July 19, 2019. Prior to such time, she served as the Company's Senior Vice President, Accounting and Chief Accounting Officer since April 2016, as Vice President of Accounting and Controller from December 2007 to April 2016, and as Director of Finance from December 2007 to May 2010. Additionally, Ms. Thomassee also previously served as the Company's Interim Chief Financial Officer from December 2015 to April 2016 and May 2012 to March 2013. Prior to joining the Company, Ms. Thomassee served as Controller at LRG Furniture, LLC, a retail subsidiary of Bassett Furniture Industries, for over eight years.

Code of Ethics and Conduct

We have adopted a written Code of Ethics and Conduct, which applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. Our Code of Ethics and Conduct is available on our website, www.francescas.com under the heading “Corporate Governance.” The information contained on our website is not incorporated by reference into this Amendment. We intend to disclose any amendment to, or waiver from, the Code of Ethics and Conduct for our directors, executive officers and employees of the Company, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, to the extent disclosure is required by applicable rules of the SEC and the Nasdaq Stock Market LLC (“Nasdaq”) by posting such information on our website, at the address and location specified above.

Audit Committee

We have a standing Audit Committee of the board. The Audit Committee currently consists of five directors – Ms. Toulantis (Chair), Ms. Bender, Ms. McGalla, Mr. Bleser and Mr. O’Leary – appointed by the Board of Directors. The Board of Directors has determined that each member of the Audit Committee is “independent” under the applicable Nasdaq rules and Rule 10A-3 of the Exchange Act. In addition, the Board of Directors has determined that each member of the Audit Committee is “financially literate” under the applicable Nasdaq rules and has designated each of Mr. Bleser and Ms. Toulantis as an “audit committee financial expert” as defined by SEC rules.

Item 11. Executive Compensation

Executive Compensation

Overview

We operate on a fiscal calendar which, in a given fiscal year, consists of a 52- or 53-week period ending on the Saturday closest to January 31. Any reference herein to “fiscal year 2019” represents the 52-week period from February 3, 2019 to February 1, 2020. This Amendment describes the material compensation arrangements we had for fiscal year 2019 with our “named executive officers,” as determined under the rules of the SEC and identified in the following table.

Name	Title
Michael Prendergast	Former Interim Chief Executive Officer (Mr. Prendergast was appointed to this position effective February 4, 2019. Effective March 9, 2020, he resigned from this position, and Mr. Andrew Clarke was appointed our Chief Executive Officer.)
Cynthia Thomassee	Executive Vice President and Chief Financial Officer (Ms. Thomassee was appointed to these positions effective July 19, 2019.)
Kelly M. Dilts	Former Executive Vice President, Chief Financial Officer (Ms. Dilts resigned from these positions effective July 19, 2019.)
Marc G. Schuback	Former Senior Vice President, General Counsel and Corporate Secretary (Mr. Schuback resigned from these positions effective April 20, 2019.)

The Compensation Committee is responsible for determining the compensation of our named executive officers. Our executive compensation program consists primarily of a base salary, an annual cash incentive opportunity, and long-term equity incentive awards. In making executive compensation decisions, the Compensation Committee is guided by the principle that the compensation of executive officers should encourage creation of stockholder value and achievement of strategic corporate objectives, and we believe the total compensation package for each of our executive officers is competitive. In furtherance of this principle, our compensation program for our executive officers includes a number of features outlined below that are intended to reflect best practices in the market and help ensure that the program reinforces our stockholders’ interests.

•	We provide our executive officers with annual performance-based cash award opportunities linked to our annual financial performance (80% weighting for fiscal year 2019) and the achievement of individual goals and objectives (20% weighting). These awards are designed to align each executive’s annual goals for his or her respective area of responsibility with the financial goals of the Company. For fiscal year 2019, we used operating income (as adjusted to exclude certain non-recurring items as reported in our earnings releases) to measure our financial performance.

•	As with fiscal year 2018, the annual equity awards granted to our executive officers for fiscal year 2019 were performance-based with respect to 50% of the award. The vesting of this performance-based component is contingent on the achievement of pre-established performance goals for the three-year period consisting of our fiscal years 2019, 2020 and 2021 and the executive generally being required to remain employed with us through the third anniversary of the grant date. The remaining 50% of the award vests based on the executive’s continued employment with us through the third anniversary of the grant date. The performance metrics used for our fiscal year 2019 equity awards were the net sales compound annual growth rate (“CAGR”) (weighted 40%), adjusted diluted earnings per share (weighted 40%), and return on invested capital (weighted 20%), which were the same metrics and weightings used for the performance-based equity awards granted to our executive officers for fiscal year 2018 (except that we used CAGR to measure earnings per share for purposes of our fiscal 2018 awards).

•	Consistent with our pay-for-performance philosophy and our approach of setting rigorous performance goals, the Compensation Committee made the following determinations in March 2020:

o	For fiscal year 2019, we achieved an adjusted operating loss of $8.4 million resulting in a payout percentage under our annual cash incentive plan of approximately 59%. The Compensation Committee also determined that, in order to promote stability across the management team, the same percentages would be applied to the individual performance component for each executive, so that each named executive officer received 59% of his or her target bonus.

o	Performance-based equity awards previously granted to our executives in fiscal year 2017 that were based on our achievement of specified financial targets for the three-year period consisting of fiscal years 2017, 2018 and 2019 would not vest as the requisite performance levels were not achieved.

We believe that these results are consistent with our pay-for-performance philosophy in light of our performance during these performance periods.

•	To further promote alignment of management and stockholder interests, all executives at the level of Senior Vice President or higher are subject to the Company’s stock ownership guidelines. Under these guidelines, each executive is required to hold “qualifying stock” (as such term is described in the “Share Ownership Guidelines” section below) with a value equal to a certain multiple of the executive’s base salary. The multiples to be applied are as follows: (1) five times the base salary for our Chief Executive Officer, President; (2) three times the base salary for any Executive Vice President; and (3) two times the base salary for any Senior Vice President.

•	As in prior years, the Compensation Committee retained Pearl Meyer & Partners, LLC (“Pearl Meyer”) to serve as its independent compensation consultant for fiscal year 2019 and sought Pearl Meyer’s advice in setting the Company’s executive compensation policies. Other than its engagement by the Compensation Committee, Pearl Meyer provides no other services to us or any of our subsidiaries. The Compensation Committee has assessed the independence of Pearl Meyer and concluded that Pearl Meyer is independent and its engagement of Pearl Meyer does not raise any conflict of interest with us or any of our directors or executive officers.

•	The Company’s executive compensation program has been approved by more than 80% of the votes cast by our stockholders on our annual say-on-pay proposal in each of the last five years.

•	The Compensation Committee has adopted a clawback policy that allows the Company to recover certain performance-based compensation previously paid to our executive officers if a material restatement of our financial statements occurs, as well as policies that prohibit our executive officers and directors from pledging our stock or engaging in certain hedging transactions.

Interim CEO Compensation. While he served as our Interim Chief Executive Officer, Mr. Prendergast was not employed by the Company and did not receive any compensation from the Company or participate in any of the Company’s employee benefit plans. Instead, as described below under “Employment Agreements,” the Company paid Alvarez & Marsal, Mr. Prendergast’s employer and part of a global professional services firm, a fee for the Interim Chief Executive Officer services provided by Mr. Prendergast in accordance with the terms of the Company’s engagement letter with Alvarez & Marsal.

Summary Compensation Table — Fiscal Years 2018 to 2019

The following table presents information regarding compensation earned by each of our named executive officers for services rendered during fiscal years 2019 and 2018. The “Summary Compensation Table” should be read in conjunction with the tables and narrative descriptions that follow.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(5)(6)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(7)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(8)	Total ($)
Michael Prendergast, Interim Chief Executive Officer(1)	2019	—	—	—	—	—	—	1,571,625	1,571,625
Cynthia Thomassee Executive Vice President and Chief Financial Officer(2)	2019	290,057	—	200,000	—	85,699	—	8,102	583,858
Kelly M. Dilts Former Executive Vice President, Chief Financial Officer(3)	2019	183,052	—	500,000	—	—	—	28,489	711,541
	2018	380,000	—	499,996	—	—	—	11,577	891,573
Marc G. Schuback Former Senior Vice President, General Counsel and Corporate Secretary(4)	2019	78,462	—	—	—	—	—	15,431	93,893
	2018	292,923	—	329,998	—	—	—	79,708	702,629

(1)	Mr. Prendergast was appointed as Interim Chief Executive Officer effective February 4, 2019. He resigned from this position effective March 9, 2020. The engagement letter between the Company and Alvarez & Marsal regarding Mr. Prendergast’s services as Interim Chief Executive Officer provided that Mr. Prendergast would not receive any direct compensation from the Company and that the Company would instead pay Alvarez & Marsal a fee for the Interim Chief Executive Officer services provided by Mr. Prendergast. The amount reported in the “All Other Compensation” column for Mr. Prendergast reflects the aggregate fee paid to Alvarez & Marsal for these services during 2019. See the “Employment Agreements” section below for more information on this engagement letter.

(2)	Ms. Thomassee was appointed as Executive Vice President and Chief Financial Officer effective July 19, 2019.

(3)	Ms. Dilts resigned as Executive Vice President and Chief Financial Officer effective July 19, 2019.

(4)	Mr. Schuback was appointed Senior Vice President, General Counsel and Corporate Secretary effective March 20, 2018. He resigned from these positions effective April 20, 2019.

(5)	The amounts reported in these columns for each fiscal year reflect the fair value on the grant date of the stock awards granted to our named executive officers for the fiscal year. These values have been computed in accordance with the FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion contained in Notes 1 and 9 to the audited consolidated financial statements included as part of the 2019 Form 10-K.

(6)	A portion of the amounts reported in the “Stock Awards” column reflects the grant-date fair value of performance-based restricted stock units in 2019 and performance stock awards in 2018 granted to the executives in each of those years assuming the target level of performance conditions was achieved. These amounts were based on the probable outcome (as of the grant date) of the performance-based conditions applicable to the awards, as determined under generally accepted accounting principles. The following table presents the aggregate grant-date fair value of these performance-based awards granted in fiscal years 2018 and 2019 included in the “Stock Awards” column for these fiscal years and the aggregate grant-date fair value of these awards assuming that the highest level of performance conditions was achieved.

	Aggregate Grant Date Fair Value of Performance Awards
	Fiscal Year 2018		Fiscal Year 2019
Name	Based on Probable Outcome as of the Grant Date	Based on Maximum Performance	Based on Probable Outcome as of the Grant Date	Based on Maximum Performance
Cynthia Thomassee	$—	$—	$100,000	$150,000
Kelly M. Dilts	$249,996	$374,994	$250,000	$375,000
Marc G. Schuback	$164,999	$247,496	$—	$—

(7)	Represents the amounts earned under our performance-based cash award plan for each fiscal year.
(8)	The following table provides detail on the amounts reported in the All Other Compensation column of the table above for each named executive officer for fiscal year 2019 (see note (1) above for the amount reported in this column for Mr. Prendergast):

Name	401(k) Matching Contributions ($)	Payment of Accrued Paid Time Off Upon Resignation ($)	Total ($)
Michael Prendergast	—	—	—
Cynthia Thomassee	8,102	—	8,102
Kelly M. Dilts	7,015	21,474	28,489
Marc G. Schuback	3,611	11,820	15,431

Employment Agreements

Amounts paid to our named executive officers (other than Mr. Prendergast) in fiscal year 2019 were based on employment letter agreements in place with each of the named executive officers. Below is a general description of the material terms of these agreements related to the compensation and benefits provided to our named executive officers. Provisions of these agreements relating to post-termination of employment benefits are discussed below under “— Potential Payments Upon Termination or Change in Control.” As described below, we paid compensation for Mr. Prendergast’s services as our Interim Chief Executive Officer to his employer, Alvarez & Marsal (“A&M”).

Michael Prendergast

Mr. Prendergast was appointed Interim Chief Executive Officer of the Company effective February 4, 2019. Mr. Prendergast is employed as a Senior Director at A&M. In connection with Mr. Prendergast’s appointment, the Company entered into an engagement letter with A&M to provide for, among other things, Mr. Prendergast’s services as the Company’s Interim Chief Executive Officer (the “Engagement Letter”). Under the terms of the Engagement Letter, during his service at the Company, Mr. Prendergast will continue to be employed by A&M and will not receive any compensation from the Company or participate in any of the Company’s employee benefit plans. The Company will instead pay A&M a fee at an average monthly rate of approximately $100,000 for the Interim Chief Executive Officer services provided by Mr. Prendergast in accordance with the terms of the Engagement Letter. In January 2020, this amount was increased retroactively to approximately $120,000 per month. Pursuant to the Engagement Letter, the Company will pay A&M a retainer in the amount of  $250,000, which will be credited against amounts due at termination of the engagement and returned upon the satisfaction of all obligations under the Engagement Letter, and will also reimburse A&M for reasonable and documented out-of-pocket expenses. The Engagement Letter may be terminated with immediate effect by either party at any time without cause by giving written notice to the other party, subject to the payment of fees and expenses incurred by A&M through the effective date of termination (and, under certain circumstances, the payment of incentive compensation to A&M on terms to be agreed upon between the parties). The Engagement Letter also contains certain covenants, including a two year-non-solicitation provision applicable to the Company. As noted above, Mr. Prendergast resigned as Interim Chief Executive Officer, effective March 9, 2020.

Cynthia Thomassee

Effective July 19, 2019, Ms. Thomassee entered into an employment letter agreement with the Company providing for her employment as Executive Vice President and Chief Financial Officer. The letter agreement has an indefinite term and provides for Ms. Thomassee to receive an initial annual base salary of $325,000 and to be eligible to participate in the Company’s annual bonus plan as in effect from time to time, with a target annual bonus opportunity of 50% of her base salary for the applicable fiscal year. The letter agreement also provides for Ms. Thomassee to participate in the Company’s employee savings and welfare benefit plans made available to the Company’s employees generally, in accordance with the provisions of such programs as in effect from time to time. In addition, the letter agreement provides for Ms. Thomassee to receive a grant of stock units on the effective date of the letter agreement with a value equal to (i) $200,000 less (ii) the aggregate value of certain time-based and performance-based stock units granted to Ms. Thomassee in April 2019, as determined on the effective date of the letter agreement. One-half of stock units subject to such grant will be scheduled to vest on the third anniversary of the effective date of the letter agreement, and the remaining one-half of such stock units will be eligible to vest based on the Company’s performance during the three-year period consisting of its 2019, 2020 and 2021 fiscal years, subject to Ms. Thomassee’s continued employment or service through the third anniversary of the effective date of the letter agreement.

The letter agreement also includes certain restrictive covenants, including the provision that, during the period of Ms. Thomassee’s employment and for a period of 12 months following a termination of her employment for any reason, she will not compete with the Company or its affiliates or solicit any Company employees or customers.

Kelly M. Dilts

In March 2016, Ms. Dilts entered into an employment letter agreement with the Company providing for her employment as our Chief Financial Officer. The letter agreement has an indefinite term and provides for Ms. Dilts to receive an initial annual base salary of  $350,000 and to be eligible to participate in the Company’s annual bonus plan as in effect from time to time, with a target annual bonus opportunity of 50% of her base salary for the applicable fiscal year. The letter agreement also provides for Ms. Dilts to participate in the Company’s employee savings and welfare benefit plans made available to the Company’s employees generally, in accordance with the provisions of such programs as in effect from time to time.

The letter agreement also includes certain restrictive covenants, including the provision that, during the period of Ms. Dilts’ employment and for a period of 12 months following a termination of her employment for any reason, she will not compete with the Company or its affiliates or solicit any Company employees or customers.

In April 2019, the Compensation Committee also approved a retention bonus opportunity for Ms. Dilts of $380,000, which will be payable if her employment with the Company continues through April 1, 2020 or if her employment is terminated by the Company without cause or by her for good reason prior to that date.

As noted above, Ms. Dilts resigned effective July 19, 2019. She did not receive any severance benefits in connection with her resignation, and her retention bonus opportunity terminated at that time without payment.

Marc G. Schuback

Effective March 20, 2018, Mr. Schuback entered into an employment letter agreement with the Company providing for his employment as Senior Vice President, General Counsel and Corporate Secretary. The letter agreement has an indefinite term and provides for Mr. Schuback to receive an initial annual base salary of $340,000 and to be eligible to participate in the Company’s annual bonus plan as in effect from time to time, with a target annual bonus opportunity of 40% of his base salary for the applicable fiscal year. In addition, the letter agreement provides for Mr. Schuback to receive a payment of $75,000 to help cover his relocation expenses, which Mr. Schuback will be required to repay to the Company if he voluntarily resigns within 12 months after his start date. The letter agreement also provides for Mr. Schuback to participate in the Company’s employee savings and welfare benefit plans made available to the Company’s employees generally, in accordance with the provisions of such programs as in effect from time to time. The letter agreement also provides that Mr. Schuback is eligible for annual equity awards, with the target annual equity award value to initially be set at $330,000.

The letter agreement also includes certain restrictive covenants, including provision that, during the period of Mr. Schuback’s employment and for a period of 12 months following a termination of his employment for any reason, Mr. Schuback will not compete with the Company or its affiliates or solicit any Company employees or customers.

As noted above, Mr. Schuback resigned effective April 20, 2019. He did not receive any severance benefits in connection with his resignation.

Outstanding Equity Awards at End of Fiscal Year 2019

The following table presents information regarding the outstanding equity awards held by our named executive officers as of February 1, 2020, including the vesting schedule for each of these awards that had not vested as of that date.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Michael Prendergast(2)	—	—	—	—	—	—		—	—		—

Cynthia Thomassee	2,125	—	—	$44.88	04/30/2020	24,137	(3)	184,407	24,136	(7)	184,399
						7,211	(4)	55,092	7,211	(8)	55,092
						653	(5)	4,989	653	(9)	4,989
						122	(6)	932	226	(10)	1,727
Kelly M. Dilts(11)	—	—	—	—	—	—		—	—		—
Marc G. Schuback(12)	—	—	—	—	—	—		—	—		—

(1)	The dollar amounts shown in this column are determined by multiplying the number of shares reported in the corresponding column of the table by $7.64 (the closing price of our common stock on the last trading day of fiscal 2019).

(2)	The engagement letter between the Company and A&M regarding Mr. Prendergast’s services as Interim Chief Executive Officer provides that Mr. Prendergast will not receive any direct compensation (including equity awards) from the Company.

(3)	This award was granted July 19, 2019 and is scheduled to vest in one installment on the third anniversary of the grant date, subject to Ms. Thomassee’s continued employment with the Company through such date.

(4)	This award was granted April 5, 2019 and is scheduled to vest in one installment on the third anniversary of the grant date, subject to Ms. Thomassee’s continued employment with the Company through such date.

(5)	This award was granted March 20, 2018 and is scheduled to vest in one installment on the third anniversary of the grant date, subject to Ms. Thomassee’s continued employment with the Company through such date.

(6)	This award was granted March 14, 2017 and is scheduled to vest in one installment on the third anniversary of the grant date, subject to Ms. Thomassee’s continued employment with the Company through such date.

(7)	This award was granted July 19, 2019 and is scheduled to vest in one installment at the end of a three-year performance period consisting of the Company’s 2019, 2020 and 2021 fiscal years. The target number of shares subject to the award is reflected in the table. The award may vest as to 0% to 150% of the target number of shares, subject to the Company’s net sales CAGR, the Company’s adjusted diluted EPS and the Company’ ROIC, in each case as measured over the three-year performance period, and to Ms. Thomassee’s continued employment through the third anniversary of the grant date.

(8)	This award was granted April 5, 2019 and is scheduled to vest in one installment at the end of a three-year performance period consisting of the Company’s 2019, 2020 and 2021 fiscal years. The target number of shares subject to the award is reflected in the table. The award may vest as to 0% to 150% of the target number of shares, subject to the Company’s net sales CAGR, the Company’s adjusted diluted EPS and the Company’ ROIC, in each case as measured over the three-year performance period, and to Ms. Thomassee’s continued employment through the third anniversary of the grant date.

(9)	This award was granted March 20, 2018 and is scheduled to vest in one installment at the end of a three-year performance period consisting of the Company’s 2018, 2019 and 2020 fiscal years. The target number of shares subject to the award is reflected in the table. The award may vest as to 0% to 150% of the target number of shares, subject to the Company’s net sales CAGR, the Company’s EPS CAGR and the Company’ ROIC, in each case as measured over the three-year performance period, and to Ms. Thomassee’s continued employment through the third anniversary of the grant date.

(10)	This award was granted March 14, 2017 and is scheduled to vest in one installment at the end of a three-year performance period consisting of the Company’s 2017, 2018 and 2019 fiscal years. The target number of shares subject to the award is reflected in the table. The award may vest as to 0% to 150% of the target number of shares, subject to the Company’s net sales CAGR, the Company’s EPS CAGR and the Company’ ROIC, in each case as measured over the three-year performance period, and to Ms. Thomassee’s continued employment through the third anniversary of the grant date.

(11)	Ms. Dilts’ then-outstanding equity awards terminated without vesting upon her resignation as our Executive Vice President and Chief Financial Officer effective July 19, 2019.

(12)	Mr. Schuback’s then-outstanding equity awards terminated without vesting upon his resignation as our Senior Vice President and General Counsel effective April 20, 2019.

Termination of Employment and Change in Control Agreements

The following section describes the Company’s arrangements with the named executive officers that provide benefits in connection with a termination of their employment with us and/or a change in control of the Company. In addition to such benefits, outstanding equity-based awards held by our named executive officers may also be subject to accelerated vesting in connection with a change in control of the Company under the terms of our stock incentive plans on a discretionary basis. Our named executive officers are not entitled to any severance benefits if their employment terminates due to their death or disability or enhanced severance benefits on a termination of their employment with us in connection with a change in control of the Company.

As noted above, Mr. Schuback resigned as our Senior Vice President and General Counsel effective April 20, 2019, and Ms. Dilts resigned as our Executive Vice President and Chief Financial Officer effective July 19, 2019. Neither of these executives received any severance or other benefits in connection with their resignation.

Employment Agreements

The employment letter agreement we have entered into with Ms. Thomassee provides that, in the event we terminate Ms. Thomassee’s employment without “cause,” she will be entitled to severance pay in an amount equal to one-half times her annual rate of base salary in effect at the time of termination (or one times her annual rate of base salary in effect at the time of termination if the severance date occurs on or after six months after the effective date of the letter agreement), payable over a 6-month period (or a 12-month period, as applicable), subject to the execution of a general release of claims in favor of the Company and compliance with her covenants under the employment letter. For purposes of these letter agreements, “cause” generally is defined as (i) commission of a felony, (ii) engaging in acts of fraud, dishonesty or other acts of material misconduct in the course of the executive’s duties, (iii) abuse of narcotics or alcohol that has or may reasonably harm the Company, (iv) violation of the Company’s written policies, (v) failure to perform or uphold the executive’s duties and/or failure to comply with reasonable directives of the Company’s Chief Executive Officer or Board of Directors, or (vi) breach of any of the protective covenants in the letter agreement or material breach of the letter agreement or any other agreement with us. In the event Ms. Thomassee’s benefits are subject to the excise tax imposed under Sections 280G and 4999 of the Code, the benefits will be reduced (but not below zero) so that the maximum amount of the benefits (after reduction) will be an amount that is $1.00 less than the amount that would cause the benefits to be subject to such excise tax.

Equity Awards

Each of our named executive officers other than Mr. Prendergast has been granted performance-based restricted stock awards each year that cover a performance period consisting of three consecutive fiscal years beginning with the fiscal year in which the award was granted. Under the terms of these awards, if, prior to the third anniversary of the award grant date, (1) there occurs a change in control of the Company or (2) the executive’s employment with the Company is terminated without “cause,” or by the executive for “good reason” (as these terms are defined in the award agreement evidencing the award) or due to the executive’s death, the following rules apply:

•	If such a termination of the executive’s employment occurs before the last day of the three-year performance period covered by the award and prior to any change in control, the shares of restricted stock subject to the award will be subject to adjustment and pro-rated vesting as follows: (A) the number of such shares that will be eligible to vest will be determined as though the performance period for the award ended as of the termination of employment date, the applicable performance goals will be pro-rated based on the number of days in the original performance period that elapse prior to the termination of employment, and the vesting of the shares will be determined based on actual performance for such shortened performance period against such pro-rated goals; (B) the number of shares that are determined to be eligible to vest based on such shortened performance period, if any, will be pro-rated based on the number of days in the original performance period that elapse prior to the termination of the executive’s employment; and (C) any restricted shares that are deemed eligible to vest based on this calculation will immediately vest. Any restricted shares subject to the award that relate to the portion of the performance period after the termination of employment date will be forfeited. If such termination of the executive’s employment occurs after the last day of the three-year performance period and before the third anniversary of the grant date, the vesting of the award will be determined based on actual performance for the entire three-year performance period, and the number of shares deemed eligible to vest based on this calculation will immediately vest.

•	If a change in control of the Company occurs during the executive’s employment and prior to last day of the three-year performance period covered by the award, and if either the award is not assumed upon the change in control or the award is assumed and the executive’s employment is terminated by the Company without cause or by the executive for good reason in connection with or within 12 months after the change in control, the performance period will be deemed to have ended on the last day of the fiscal year prior to the fiscal year in which the change in control or termination of the executive’s employment, as applicable, occurs, and the vesting of the award will be determined (1) with respect to the portion of the award allocable to the shortened performance period, based on actual performance for that period against performance goals pro-rated to reflect the shortened period as described above; and (2) with respect to the remainder of the award, by applying the greater of the vesting percentage determined for the shortened performance period as described in clause (1) above or 100% to the target number of shares allocable to the remaining fiscal years of the original performance period.

In addition, we have granted awards of restricted stock to our named executive officers that are subject to time-based vesting. These awards will fully vest if, in connection with or within 12 months following a change in control of the Company, the executive’s employment is terminated by the Company without cause or by the executive for good reason (as such terms are defined in the award agreement), subject to the executive’s providing a release of claims in favor of the Company.

Awards granted under our 2015 Equity Incentive Plan (the “2015 Plan”) generally may, at the administrator’s discretion, become fully vested and, in the case of options, exercisable upon a change in control, unless the plan administrator provides for the assumption, substitution or other continuation of the award.

Retirement Plan

As part of our overall compensation program, we provide all eligible employees, including our named executive officers, with the opportunity to participate in a defined contribution 401(k) plan. Our 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code so that employee contributions and income earned on such contributions are not taxable to employees until withdrawn. Employees may elect to defer a percentage of their eligible compensation (not to exceed the statutorily prescribed annual limit) in the form of elective deferral contributions to our 401(k) plan. Our 401(k) plan also has a “catch-up contribution” feature for employees aged 50 or older (including those who qualify as “highly compensated” employees) who can defer amounts over the statutory limit that applies to all other employees. We currently make matching contributions to participants’ accounts equal to 100% of the participant’s deferral up to 3% of eligible compensation and an additional 50% on the participant’s deferral up to the next 2% of the participant’s eligible compensation. Employee contributions and Company matching contributions vest immediately.

Director Compensation

Under our Director Compensation Policy, annual compensation for the members of our Board of Directors who are not employed by us or any of our subsidiaries (referred to in this section as “non-employee directors”) consists of an annual cash retainer, an additional cash retainer for non-employee directors serving in certain positions as described below, and an annual equity award. A non-employee director who is initially elected or appointed to our Board of Directors (other than on the date of an annual meeting of our stockholders) is eligible to receive a prorated cash retainer and an equity award as of his or her initial election or appointment, with the amount and terms thereof to be determined by our Board of Directors or a committee thereof in its discretion. Our Board of Directors reserves the right to modify the Director Compensation Policy from time to time.

Annual Cash Retainer

Pursuant to the terms of the Director Compensation Policy, each non-employee director receives an annual cash retainer of  $50,000. In addition, the following annual retainers are provided for non-employee directors serving as: (a) Chairman of the Board of Directors receives an annual retainer of  $25,000; (b) Lead Director (serving while the position of Chairman of the Board of Directors is not held by a non-employee director) receives an annual retainer of  $17,500; (c) Chair of the Audit Committee receives an annual retainer of  $15,000; (d) Chair of the Compensation Committee receives an annual retainer of $10,000; and (e) Chair of the Nominating and Corporate Governance Committee receives an annual retainer of  $7,500. Each such retainer is paid on a quarterly basis. Newly elected or appointed non-employee directors, or non-employee directors who are appointed to one of the positions identified above, receive a prorated retainer upon their election or appointment. Our non-employee directors do not receive any additional fees based on the number of meetings they attend.

Equity Awards

In connection with each annual meeting of our stockholders, the Board of Directors (or a committee thereof) approves an equity award under the 2015 Plan to each non-employee director serving on our Board of Directors immediately following the annual meeting. Under the Director Compensation Policy, the award may be in the form of either a stock option or restricted stock, with the grant in either case having a value of approximately $100,000 (determined using the valuation method based on the assumptions we generally then use in valuing equity awards in our financial reporting). The Board of Directors determines the type of award and the vesting period at the time the grant is made, and awards may be settled in cash if there are not sufficient shares available under the Company’s stock incentive plan. If a non-employee director retires from the Board of Directors after attaining age 55 and having served on the Board of Directors for at least five years, the director’s unvested equity awards will vest on a pro-rated basis based on the director’s period of service from the grant date through the retirement date.

In June 2019, we granted an award of 16,845 shares of restricted stock to each of our non-employee directors who continued in office following our 2019 annual meeting, namely, Messrs. Bleser, Emmett, Kunes, O’Leary, and Redgrave and Mses. Bender and Toulantis. Each restricted stock award is subject to a one-year vesting schedule, with the restricted shares vesting in full on June 28, 2020, the first anniversary of the grant date. Under our Director Compensation Policy, those members of our Board of Directors who are currently employed by us do not receive additional compensation in connection with their service on our Board of Directors.

Director Compensation Table — Fiscal 2019

The following table sets forth information regarding the compensation of each non-employee director for their service on our Board of Directors for fiscal year 2019.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
Patricia Bender	37,851	100,059	137,910
Philip Bleser	36,775	100,059	136,834
Richard Emmett	44,377	100,059	144,436
Richard Kunes(3)	43,956	100,059	144,015
Joseph O’Leary	33,547	100,059	133,606
Martyn Redgrave	37,155	100,059	137,214
Marie Toulantis	41,807	100,059	141,866

(1)	The amounts reported in this column reflect the fair value on the grant date of the equity awards granted to our non-employee directors in fiscal year 2019 computed in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 Compensation — Stock Compensation. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion contained in Notes 1 and 9 to the audited consolidated financial statements included as part of the 2019 Form 10-K.

(2)	The aggregate number of outstanding restricted stock awards and outstanding options to purchase shares of our common stock held by each non-employee director as of February 1, 2020 were as follows:

Director	Aggregate Number of Outstanding Restricted Shares as of February 1, 2020	Aggregate Number of Outstanding Stock Options as of February 1, 2020
Patricia Bender	16,845	3,722
Philip Bleser	16,845	-
Richard Emmett	16,845	5,753
Richard Kunes(3)	-	5,814
Joseph O’Leary	16,845	2,531
Martyn Redgrave	16,845	1,028
Marie Toulantis	16,845	3,253

(3)	Mr. Kunes resigned from the Board of Directors, effective January 31, 2020.

Indemnification Agreements; Reimbursements

We have entered into indemnification agreements with all our directors. All members of our Board of Directors are eligible to receive reimbursement of reasonable and documented costs and expenses incurred by such directors in connection with attending any meetings of our Board of Directors or any committee thereof.

SHARE OWNERSHIP GUIDELINES

We have adopted share ownership guidelines (the “Share Ownership Guidelines”) applicable to each of our Chief Executive Officer, President, any Executive Vice President and any Senior Vice President who is awarded equity-based compensation (collectively, “Senior Officers”) and to each of our non-employee directors. The purpose of the Share Ownership Guidelines is to further align the interests of our management and our directors with those of our stockholders. Under the Share Ownership Guidelines, each Senior Officer shall hold “qualifying stock” with a value equal to a certain multiple of the officer’s base salary. The multiples to be applied are as follows: (1) five times the base salary for our Chief Executive Officer and our President; (2) three times the base salary for any Executive Vice President; and (3) two times the base salary for any Senior Vice President. Each non-employee director is required to hold “qualifying stock” with a value equal to five times the base annual cash retainer paid to such non-employee director. As defined by the Share Ownership Guidelines, “qualifying stock” of a Senior Officer or director includes (1) shares of our common stock held by the individual in a brokerage account for the individual’s benefit, in trust or through a tax qualified retirement plan, (2) shares of our common stock held by the individual’s spouse, (3) awards of restricted stock or restricted stock units with respect to our common stock held by the individual, and (4) the “in the money” value of vested stock options to purchase our common stock held by the individual, determined as of each October 31 and calculated based on the preceding 30-day average per share trading price of our common stock. No Senior Officer or non-employee director may dispose of his or her “qualifying stock” (other than cashless exercises of stock options or sales of common stock necessary to satisfy any tax obligations arising from the vesting of restricted stock or restricted stock units) unless the guidelines have been met on or before the date of such disposition and, after giving effect to such disposition, the individual will continue to satisfy the guidelines. Once a Senior Officer or non-employee director has met the applicable guideline, any subsequent decreases in the market value of the individual’s qualifying stock will not be taken into account for purposes of the guidelines as long as the individual’s compensation or title does not change and the individual holds at least the same number of shares of qualifying stock as the individual held when he or she met or exceeded the applicable guideline level. The Compensation Committee (or the Board of Directors, as to the non-employee directors) administers the Share Ownership Guidelines and may amend and or permit exceptions to the Share Ownership Guidelines as it deems appropriate in the circumstances.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The Company currently maintains three equity compensation plans: the 2015 Plan, the 2011 Equity Incentive Plan (the “2011 Plan”), and the 2010 Stock Incentive Plan (the “2010 Plan”) (although the Company’s authority to grant new awards under the 2011 Plan and the 2010 Plan has terminated). Each of these plans was approved by the Company’s stockholders.

The following table sets forth, for each of the Company’s equity compensation plans, the number of shares of common stock subject to outstanding awards, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of February 1, 2020.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by stockholders	176,778	(1)	$170.82	(2)	60,058	(3)
Equity compensation plans not approved by stockholders	—		—		—
Total	176,778		$170.82		60,058

(1)	Of these shares, 8,961 were subject to options then outstanding under the 2015 Plan, 9,807 were subject to options then outstanding under the 2011 Plan, 5,458 were subject to options then outstanding under the 2010 Plan, and 152,552 were subject to awards of restricted stock units then outstanding under the 2015 Plan. Awards subject to performance-based vesting requirements are included based on the target level of performance under the award. The Company’s authority to grant new awards under the 2011 Plan and the 2010 Plan has terminated. This table does not include outstanding awards of restricted stock.

(2)	This amount is calculated based on the Company’s outstanding options and does not reflect outstanding awards of restricted stock units.

(3)	All of these shares were available for grant under the 2015 Plan. The shares available for awards under the 2015 Plan are, subject to certain other limits under the plan, generally available for any type of award authorized under the 2015 Plan, including stock options, stock appreciation rights, restricted stock awards, stock bonuses and other stock-based awards.

Security Ownership of Management and Certain Beneficial Ownership

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of May 15, 2020 (unless another date is indicated) for the following: (i) each of the Company’s directors and each executive officer of the Company identified as a “named executive officer” in this Proxy Statement, (ii) all persons who are directors and executive officers of the Company as a group and (iii) any person who is known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock. Except as set forth in the footnotes below, this table is based on information supplied to us by our executive officers, directors and principal stockholders or included in a Schedule 13G or amendment thereto filed with the SEC.

To our knowledge, except as set forth in the footnotes below and subject to applicable community property laws, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by that stockholder. Unless otherwise indicated, the address for each person named in the table below is c/o Francesca’s Holdings Corporation, 8760 Clay Road, Houston, Texas 77080.

Name of Beneficial Owner	Shares Beneficially Owned(1)	Percent of Shares(1)
Directors and Named Executive Officers:
Andrew Clarke(2)	—	*
Michael Prendergast(3)	—	*
Kelly M. Dilts(4)	854	*
Marc G. Schuback(5)	—	*

Name of Beneficial Owner	Shares Beneficially Owned(1)	Percent of Shares(1)
Cynthia Thomassee(2)	223	*
Patricia Bender(2)	28,754	*
Philip F. Bleser(2)	18,979	*
Richard Emmett(2)	31,294	1%
Susan McGalla(2)	—	*
Joseph O’Leary(2)	22,238	*
Martyn Redgrave(2)	26,029	*
Marie Toulantis(2)	23,377	*
All current directors and executive officers of the Company as a group (10 persons)(2)	150,894	5%
5% Stockholders:
Cross River Capital Management LLC(6) 31 Bailey Avenue, Unit D Ridgefield, Connecticut 06877	643,664	21.2%
Prescott Group Capital Management LLC(7) 1924 South Utica, Suite 1120 Tulsa, Oklahoma 74104	218,149	7.2%

*	Less than 1.0%

(1)	We have determined beneficial ownership in the table in accordance with SEC rules and regulations. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we have deemed shares of our common stock subject to options that are currently exercisable and restricted stocks held by that person, or that will become exercisable or vest, as applicable, within 60 days of May 15, 2020 to be outstanding, but we have not deemed these shares to be outstanding for computing the percentage ownership of any other person. Our calculation of the percentage of beneficial ownership is based on 3,033,891 shares of our common stock outstanding (excluding shares of restricted stock) as of May 15, 2020 (unless another date is indicated).

(2)	Includes the following shares of common stock issuable pursuant to (i) the exercise of stock options and (ii) shares of time-based restricted stock, in each case that vest within 60 days of May 15, 2020.

Name	Stock Options	Restricted Stock
Andrew Clarke	—	—
Cynthia Thomassee	—	—
Patricia Bender	3,722	16,845
Philip F. Bleser	—	16,845
Richard Emmett	2,420	16,845
Susan McGalla	—	—
Joseph O’Leary	2,531	16,845
Martyn Redgrave	822	16,845
Marie Toulantis	3,253	16,845
All current directors and executive officers of the Company as a group	12,748	101,070

(3)	Mr. Prendergast served as interim President and Chief Executive Officer until March 9, 2020.

(4)

Ms. Dilts served as the Company’s Executive Vice President and Chief Financial Officer until July 19, 2019. Beneficial ownership information is based on information contained in the last Form 4 filed by Ms. Dilts with the SEC prior to July 19, 2019, adjusted to give effect to subsequent transactions through May 15, 2020 of which we are aware in connection with employment-related equity awards.

(5)	Mr. Schuback served as the Company’s Senior Vice President, General Counsel and Secretary until April 20, 2019. Beneficial ownership information is based on information contained in the last Form 4 filed by Mr. Schuback with the SEC prior to April 20, 2019, adjusted to give effect to subsequent transactions through May 1, 2019 of which we are aware in connection with employment-related equity awards.

(6)	Beneficial ownership is based on information contained in the Schedule 13D/A filed with the SEC on August 5, 2019 by Cross River Capital Management LLC (“Cross River Capital”) and is as of July 30, 2019. The Schedule 13D/A states that Cross River and Cross River Partners LP (“Cross River Partners”) have shared voting power and shared dispositive power over 631,500 shares. The Schedule 13D/A also states that Richard Murphy has sole voting power over 12,164 shares, shared voting power over 631,500 shares, sole dispositive power over 12,164 shares and shared dispositive power over 631,500 shares. Cross River Capital serves as the general partner of Cross River Partners, a private investment vehicle that is principally engaged in the business of investing in securities. Cross River Management LLC serves as the investment manager of Cross River Partners. Mr. Murphy serves as the managing member of both Cross River Capital and Cross River Management.

(7)	Beneficial ownership is based on information contained in the Schedule 13F filed with the SEC on May 13, 2020 by Prescott Group Capital Management, LLC and is as of March 31, 2020. Prescott Group Capital Management, LLC has sole voting and sole dispositive power over the shares reported in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policy Relating to Related-Person Transactions

There are not any currently-proposed transactions where we are, or will be, a participant and in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of more than 5% of our common stock, or persons or entities affiliated with them, has or will have a direct or indirect material interest

Our Board of Directors has adopted a written policy for the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000 and one of our executive officers, directors, director nominees, any officer of the Company at or above the rank of senior vice president or beneficial holders of more than 5% of our capital stock (or their immediate family members), each of whom we refer to as a “related person,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related party transaction,” the related person must report the proposed related party transaction to our Audit Committee. The policy calls for the proposed related party transaction to be reviewed and, if deemed appropriate, approved by the Audit Committee. In approving or rejecting such proposed transactions, the Audit Committee will be required to consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including the material terms of the transactions, risks, benefits, costs, availability of other comparable services or products and, if applicable, the impact on a director’s independence. The Audit Committee, in some circumstances, may engage a third party to assist the Audit Committee in its review of such relationships. The Audit Committee will approve only those transactions that, in light of known circumstances, are in, or are consistent with, our best interests, as the Audit Committee determines in the good faith exercise of its discretion. The Company shall not enter into a related party transaction unless the transaction is first reviewed and approved by the disinterested members of the Audit Committee or, if necessary to reach a decision, a majority of the disinterested members of the Board of Directors. Any related party transactions that are ongoing in nature will be reviewed at least annually and the Audit Committee may establish guidelines for our management to follow in the course of its ongoing dealings with the related person. Any substantive change to the terms of a related party transaction shall require the same review and approval as would be required for a new related party transaction.

Our Board of Directors has also adopted a written policy under which no immediate family member of a director, the President and/or Chief Executive Officer, or any officer of the Company holding the position of senior vice president or higher shall be hired as a director, officer, employee or consultant to the Company until the employment arrangement is approved by the disinterested members of our Audit Committee or, if necessary to reach a decision, a majority of the disinterested members of the Board of Directors. A copy of our Related Party Transaction Policy and Audit Committee charter are available on the Investor Relations section of our website at www.francescas.com.

Director Independence

Our Board of Directors has determined that each of Messrs. Bleser, Emmett, O’Leary and Redgrave and Mses. Bender, McGalla and Toulantis is independent under the rules of Nasdaq. Mr. Clarke is not independent under the rules of Nasdaq due to serving as our President and Chief Executive Officer. In addition, our Board of Directors previously determined that Mr. Richard Kunes was independent under the applicable rules of Nasdaq during his service on the Board of Directors through his resignation on January 31, 2020.

Item 14. Principal Accounting Fees and Services

Audit and Non-Audit Services and Fees of Independent Registered Public Accounting Firm

The Audit Committee appointed Ernst & Young LLP (“EY”) as our independent registered public accounting firm for the fiscal years ended February 1, 2020 and February 2, 2019. The table below shows the aggregate fees for services rendered by EY for each of these periods.

	Fiscal year ended
	February 1, 2020	February 2, 2019
Audit Fees(1)	$1,029,500	$1,004,800
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,029,500	$1,004,800

(1)	Audit fees represent fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim condensed consolidated financial statements included in quarterly filings that are normally provided by EY in connection with statutory and regulatory filings or engagements.

Audit Committee Pre-Approval Policies and Procedures

Under its charter, the Audit Committee must pre-approve all audit, audit-related, tax and other permissible non-audit services proposed to be performed by the Company’s independent registered public accounting firm. The Audit Committee is not authorized to delegate the pre-approval of permitted non-audit services. The Audit Committee approved all audit and non-audit services provided by our independent registered public accounting firm during the fiscal years ended February 1, 2020 and February 2, 2019.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

3.	Exhibits

The exhibits listed in the exhibit index of the Original Filing are incorporated by reference in this report. The following exhibits are included in this Amendment (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description of Exhibit

31.3*	Certification of Principal Executive Officer.

31.4*	Certification of Principal Financial Officer.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 29, 2020

FRANCESCA’S HOLDINGS CORPORATION

By:	/s/ Andrew Clarke
Andrew Clarke
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

S-1