Form 10-Q
period 2020-05-02
Francesca's Holdings CORP
filed 2020-07-28
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 2, 2020

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

The registrant had 3,032,869 shares (excluding 923,287 shares of treasury stock) of its common stock outstanding as of July 17, 2020.

EXPLANATORY NOTE

As previously reported on Form 8-K filed with the SEC on June 16, 2020, Francesca’s Holdings Corporation (the “Company”) relied on the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (the “Order”) to delay the filing of this Quarterly Report on Form 10-Q for the thirteen weeks ended May 2, 2020 (the “Form 10-Q”) by up to 45 days due to circumstances related to the COVID-19 pandemic. In particular, the COVID-19 pandemic has resulted in significant disruptions in the Company’s business, supply chain and its overall operations. These disruptions include, but are not limited to, the temporary closure of the Company’s 703 boutiques beginning on March 25, 2020 through April 30, 2020 (when the Company began reopening boutiques where local shutdown orders have been lifted), the temporary furlough of a significant number of the Company’s employees, and other financial and operational concerns associated with or caused by COVID-19. Specifically, the Company required additional time to complete the impairment assessments of the Company’s long-lived assets for the quarter, including the related income tax effect, which was necessary to finalize the Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Francesca’s Holdings Corporation

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	May 2, 2020	February 1, 2020	May 4, 2019
ASSETS
Current assets:
Cash and cash equivalents	$14,324	$17,839	$17,462
Accounts receivable	14,481	3,743	7,581
Inventories	34,768	31,636	32,201
Prepaid expenses and other current assets	3,729	12,325	11,137
Total current assets	67,302	65,543	68,381
Operating lease right-of-use assets, net	196,226	208,503	230,881
Property and equipment, net	47,302	51,469	66,881
Other assets, net	12,381	3,093	4,201

TOTAL ASSETS	$323,211	$328,608	$370,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,639	$10,823	$20,428
Accrued liabilities	8,741	12,410	13,290
Current portion of long-term debt	14,041	8,936	-
Current portion of operating lease liabilities	53,734	48,691	50,097
Total current liabilities	97,155	80,860	83,815
Operating lease liabilities	194,502	200,938	215,335
Long-term debt, net	-	-	10,000
Other liabilities	159	284	49
Total liabilities	291,816	282,082	309,199

Commitments and contingencies

Stockholders’ equity:
Common stock - $0.01 par value, 80.0 million shares authorized; 4.0 million, 4.0 million and 3.9 million shares issued at May 2, 2020, February 1, 2020, and May 4, 2019, respectively*	40	40	39
Additional paid-in capital*	113,312	113,101	112,850
Retained earnings	78,064	93,406	108,277
Treasury stock, at cost – 0.9 million shares at each of May 2, 2020, February 1, 2020 and May 4, 2019	(160,021)	(160,021)	(160,021)
Total stockholders’ equity	31,395	46,526	61,145

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$323,211	$328,608	$370,344

*	Reflects the 12-to-1 reverse stock split that became effective on July 1, 2019. Refer to Note 1 - Summary of Significant Accounting Policies for further information.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Net sales	$43,753	$87,125
Cost of goods sold and occupancy costs	46,624	56,798
Gross (loss) profit	(2,871)	30,327
Selling, general and administrative expenses	24,951	39,994
Asset impairment charges	7,472	-
Loss from operations	(35,294)	(9,667)
Interest expense	429	173
Other income	(59)	(113)
Loss before income tax (benefit) expense	(35,664)	(9,727)
Income tax (benefit) expense	(20,322)	422
Net loss	$(15,342)	$(10,149)

Loss per common share*	$(5.25)	$(3.50)
Weighted average basic and diluted shares outstanding*	2,920	2,901

*	Reflects the 12-to-1 reverse stock split that became effective on July 1, 2019. Refer to Note 1 - Summary of Significant Accounting Policies for further information.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Common Stock*		Additional		Treasury	Total
	Shares Outstanding	Par Value	Paid-in Capital*	Retained Earnings	Stock, at cost	Stockholders' Equity
Balance, February 1, 2020	3,036	40	113,101	93,406	(160,021)	46,526
Net loss	-	-	-	(15,342)	-	(15,342)
Stock-based compensation	-	-	211		-	211
Shares withheld related to net settlement of equity awards	(2)	-	-		-	-
Balance, May 2, 2020	3,034	40	113,312	78,064	(160,021)	31,395

Balance, February 2, 2019	2,972	$39	$113,121	$120,251	$(160,021)	$73,390
Cumulative effect adjustment on adoption of new accounting standard	-	-	-	(1,825)	-	(1,825)
Net loss	-	-	-	(10,149)	-	(10,149)
Stock-based compensation	-	-	(271)	-	-	(271)
Restricted stocks forfeited	(14)	-	-	-	-	-
Balance, May 4, 2019	2,958	39	112,850	108,277	(160,021)	61,145

*	Reflects the 12-to-1 reverse stock split that became effective on July 1, 2019. Refer to Note 1 - Summary of Significant Accounting Policies for further information.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Cash Flows Used in Operating Activities:
Net loss	$(15,342)	$(10,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,767	5,785
Operating lease right-of-use asset amortization	11,105	11,594
Stock-based compensation expense	86	(222)
Loss on sale of assets	-	102
Asset impairment charges	7,472	-
Changes in operating assets and liabilities:
Accounts receivable	(10,737)	8,728
Inventories	(3,132)	(1,723)
Prepaid expenses and other assets	(1,037)	(818)
Accounts payable	9,490	(2,423)
Accrued liabilities	(3,670)	1,957
Operating lease liabilities	(7,036)	(12,856)
Net cash used in operating activities	(8,034)	(25)

Cash Flows Used in Investing Activities:
Purchases of property and equipment	(481)	(2,616)
Net cash used in investing activities	(481)	(2,616)

Cash Flows Used in Financing Activities:
Proceeds from borrowings under the revolving credit facility	5,000	5,000
Repayment of borrowings under the revolving credit facility	-	(5,000)
Net cash provided by financing activities	5,000	-

Net decrease in cash and cash equivalents	(3,515)	(2,641)
Cash and cash equivalents, beginning of year	17,839	20,103
Cash and cash equivalents, end of period	$14,324	$17,462

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) for income taxes	$-	$(8,669)
Interest paid	$279	$111

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Francesca’s Holdings Corporation is a holding company incorporated in 2007 under the laws of the State of Delaware whose business operations are conducted through its subsidiaries.  Unless the context otherwise requires, the “Company,” refers to Francesca’s Holdings Corporation and its consolidated subsidiaries. The Company operates a nationwide-chain of boutiques providing its customers with a unique, fun and personalized shopping experience. The merchandise assortment the Company offers is a diverse and balanced mix of apparel, jewelry, accessories and gifts at attractive values. The Company aims to offer a differentiated shopping experience and quality, on-trend merchandise at a compelling value, across a wide variety of geographic markets and shopping venues. At May 2, 2020, the Company operated 703 boutiques, which are located in 47 states throughout the United States and the District of Columbia, and also served its customers though www.francescas.com, its ecommerce website.

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

Going Concern

As previously disclosed, the COVID-19 pandemic resulted in the temporary closure of all of the Company’s 703 boutiques beginning on March 25, 2020. On April 30, 2020, the Company started to reopen its boutiques in locations where local shutdown orders have been lifted. As of July 17, 2020, a total of 674 boutiques have reopened although the majority of them are operating at reduced capacity and hours in accordance with local regulations. This reflects the re-closure of 22 boutiques in California as of the same date. In conjunction with such boutique reopenings, a significant number of furloughed corporate and boutique employees have been recalled and the base salary reductions in place for the Company’s senior leadership team were lifted. The Company plans to continue to reopen boutiques and recall furloughed employees as local mandates are lifted. All boutiques will strictly adhere to then current Centers for Disease Control and Prevention (“CDC”) recommendations and local regulations to protect the health and safety of its sales associates and customers and all reopened boutiques have adopted a mandatory mask requirement for associates and customers, irrespective of CDC and local authority guidelines. Additionally, as of July 17, 2020, there continues to be an overall disruption in the Company’s supply chain and operations as its vendors return to normal operations and the Company’s ecommerce and distribution facility are operating at reduced capacity due to social distancing measures that have been put in place. As a result, the Company’s revenues, results of operations and cash flows continue to be materially adversely impacted which raises substantial doubt about the Company’s ability to continue as a going concern.

Management continues to take aggressive and prudent actions to drive sales and monetize existing inventory, reduce expenses and manage cash flows, including making limited payments of accounts payables, deferred rent payments for the Company’s leased locations for the months April, May and June 2020 and limiting new inventory purchases to preserve cash on hand. The Company made payments on its past due payables making its merchandise and non-merchandise vendor accounts payable substantially current as of July 17, 2020 and resumed payment of its lease obligations for all its locations for July 2020. Additionally, subsequent to May 2, 2020, the Company repaid $2.0 million of its outstanding borrowings under the Amended ABL Credit Agreement (defined in Note 7, Credit Facilities) bringing the combined outstanding borrowings to $12.1 million, net of $0.9 million debt issuance costs, and $0.5 million in combined borrowing base availability under its Credit Facilities as of July 17, 2020. The Company also expects to receive an income tax refund of $10.7 million related to certain provisions under the Corona Aid, Relief and Economic Security Act (“CARES Act”). This refund is required to be used to repay any then outstanding borrowings under the Company’s Amended ABL Credit Agreement in accordance with the certain letter agreement entered into between the Company and the Amended ABL Credit Agreement lenders on May 1, 2020. See Note 6, Income Taxes, Note 7, Credit Facilities, and Note 10, Subsequent Events, for additional information.

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

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

The Company’s unaudited consolidated financial statement as of May 2, 2020 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations, changes in equity, and cash flows at the dates and for the periods presented. The financial information as of February 1, 2020 was derived from the Company’s audited consolidated financial statements and notes thereto as of and for the fiscal year ended February 1, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on May 1, 2020.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the fiscal year ended February 1, 2020 included in the Company’s Annual Report on Form 10-K.

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

Fiscal Year

The Company maintains its accounts on a 52- or 53-week year ending on the Saturday closest to January 31st. Fiscal years 2020 and 2019 each include 52 weeks of operations. The fiscal quarters ended May 2, 2020 and May 4, 2019 refer to the thirteen week periods ended as of those dates.

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

Reclassification

The non-cash amortization of operating lease right-of-use (“ROU”) assets of $11.6 million in the thirteen weeks ended May 4, 2019 has been presented separately in the statement of cash flows to conform to the current period presentation. This reclassification does not materially impact the consolidated financial statements for the prior period presented.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use-Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted the provisions of this guidance on February 2, 2020 and such adoption did not have a material impact on its consolidated financial statements.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes.” The ASU intends to enhance and simplify aspects of the income tax accounting guidance in ASC 740, “Income Taxes” as part of the FASB's simplification initiative. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2020 with early adoption permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.

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

2.	Revenues

The Company disaggregates net sales into the following major merchandise departments.

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
	(in thousands)
Apparel	$22,084	$41,824
Jewelry	10,690	23,878
Accessories	6,651	13,640
Gifts	3,731	7,843
Others (1)	597	(60)
	$43,753	$87,125

(1)	Includes gift card breakage income, shipping revenue and change in return reserve.

Contract liability

The Company recognizes a contract liability related to its gift cards. The Company accounts for the sale of gift cards as a liability at the time a gift card is sold. The liability is relieved and revenue is recognized upon redemption of the gift card. The Company’s gift cards do not have an expiration date. Income from gift card breakage is estimated based on historical redemption patterns and recognized over the historical redemption period. Liability for unredeemed gift cards totaled $3.6 million, $4.1 million and $4.7 million as of May 2, 2020, February 1, 2020 and May 4, 2019, respectively. Unredeemed gift cards at the end of the prior fiscal year recognized in revenues during the thirteen weeks ended May 2, 2020 and May 4, 2019 totaled $0.9 million and $1.8 million, respectively.

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

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
	(in thousands, except per share data)
Numerator:
Net loss	$(15,342)	$(10,149)
Denominator:
Weighted-average common shares outstanding – basic(1)	2,920	2,901
Restricted stocks and stock options(1)	-	-
Weighted-average common shares outstanding - diluted(1)	2,920	2,901

Loss per common share(1)	$(5.25)	$(3.50)

(1)	Reflects the 12-to-1 reverse stock split that became effective on July 1, 2019. Refer to Note 1, Summary of Significant Accounting Policies, for further information.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

Potentially issuable shares under the Company’s stock-based compensation plans which amounted to 0.3 million and 0.1 million shares in the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively, were excluded in the computation of diluted loss per shares due to the Company being in a net loss position in each period presented. The Company also excluded contingently issuable performance-based awards totaling 0.1 million in each of the thirteen weeks ended May 2, 2020 and May 4, 2019 from the computation of diluted earnings per share because the pre-established goals had not been satisfied as of the end of each period.

4.	Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount reflected in the consolidated balance sheets of financial assets and liabilities, which includes cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated their fair values due to the short term nature of these financial assets and liabilities. The carrying amount of the Company’s debt approximates its fair value due to the short-term nature of its debt.

5.	Impairment Charges

The COVID-19 pandemic has also resulted in lower than expected sales and profitability for each of the Company’s boutiques as a result of the temporary boutique closures which indicates that its long-lived assets may be impaired. In determining whether an impairment has occurred, the Company considered both qualitative and quantitative factors.

The quantitative analysis involves estimating the undiscounted future cash flows of the boutique long-lived assets and comparing such cash flows against the carrying value of the boutique’s assets. If the carrying value of the boutique’s assets is greater than the sum of the undiscounted future cash flows, an impairment charge is recognized for the difference between the carrying value of the boutique’s assets and its fair value. The fair value of the asset group is generally determined using discounted future cash flows or a market participant’s ability to generate economic benefits using the asset in its highest and best use, whichever is appropriate. The discounted future cash flows are determined based on such boutique’s historical experience, current sales trends, market conditions and other relevant factors deemed material, and discounted using a rate commensurate with the risk. The inputs used in the determination of discounted future cash flows are considered as Level 3 inputs in the fair value hierarchy, which require a significant degree of judgment and are based on the Company’s own assumptions.

Based on the results of such assessment, the Company recorded non-cash asset impairment charges of $7.5 million in the thirteen weeks ended May 2, 2020. Of the total amount, $6.8 million was related to the write-down of operating lease ROU assets for 107 underperforming boutiques and $0.7 million was related to the write-down of property and equipment for 41 underperforming boutiques. The Company did not record non-cash asset impairment charges in the thirteen weeks ended May 4, 2019.

6.	Income Taxes

The provision for income tax (benefit) expense is based on the Company’s current estimate of the annual effective tax rate. The effective income tax rates for the thirteen weeks ended May 2, 2020 and May 4, 2019 were 57.0% and 4.3%, respectively. The change in the effective income tax rate in the thirteen weeks ended May 2, 2020 versus the comparable prior year period was primarily due to the $9.6 million of federal and state net operating loss that the Company may carry back to prior years under the CARES Act and is included in other assets in the accompanying unaudited consolidated balance sheet. In addition, the Company filed an income tax refund for $10.7 million with the IRS in April 2020 related to net operating loss for fiscal year 2018 that may be carried back to prior years also under the CARES Act and is included in accounts receivable in the accompanying unaudited consolidated balance sheet. This refund is required to be used to repay any then outstanding borrowings under the Amended ABL Credit Agreement in accordance with that certain letter agreement entered into between the Company and the Amended ABL Credit Agreement lenders on May 1, 2020. See Note 7, Credit Facilities, for additional information. The Company continues to provide a full valuation allowance on its net deferred tax assets as of May 2, 2020. The effective income tax expense rate for the thirteen weeks ended May 4, 2019 included the impact of non-cash charge of $2.1 million associated with the valuation allowance provided on the Company’s net deferred tax assets.

As of May 2, 2020 and May 4, 2019, the Company had $21.2 million and $1.5 million, respectively, of income tax receivable.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

7.	Credit Facilities

The Company’s credit facilities and outstanding borrowings consisted of the following:

	May 2, 2020	February 1, 2020	May 4, 2019
	(in thousands)
Asset based revolving credit facility	$5,000	$-	$10,000

Term loan	10,000	10,000	-
Unamortized debt issuance costs	(959)	(1,064)	-
Total long-term debt, net	14,041	8,936	-
Less: Current portion of long-term debt	(14,041)	(8,936)	-

Total long-term debt, net of current portion	$-	$-	$10,000

Asset Based Revolving Credit Facility

On May 25, 2018, Francesca’s Holdings Corporation (the “Holdings”), as guarantor, certain of its subsidiaries, as borrowers (the “Borrowers”), and certain of its subsidiaries as guarantors (together with Holdings, and the Borrowers, the “Loan Parties”), entered into an asset based revolving credit agreement (the “ABL Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. The ABL Credit Agreement provided for Aggregate Revolving Commitments (as defined in the ABL Credit Agreement) of $50.0 million (including up to $10.0 million for letters of credit) and was scheduled to mature on May 25, 2023.

On August 13, 2019, concurrent with entering into the Term Loan Credit Agreement (described below), the Borrowers entered into the first amendment to ABL Credit Agreement (the “First Amendment to ABL Credit Agreement”), which amends the Company’s existing ABL Credit Agreement (the ABL Credit Agreement, as amended by the First Amendment to ABL Credit Agreement, the “Amended ABL Credit Agreement”). The Amended ABL Credit Agreement provided for Aggregate Revolving Commitments (as defined in the Amended ABL Credit Agreement) of $40.0 million and matures on the earlier of (a) May 23, 2023 and (b) the date that is 90 days prior to any scheduled maturity of the Term Loan. Although the maturity of borrowings under the Amended ABL Credit Agreement is currently beyond 12 months from the balance sheet, the Company classified the outstanding amount as current liability in the consolidated balance sheet as of May 2, 2020 due to uncertainties concerning the Company’s future liquidity and on-going covenant compliance under the Amended ABL Credit Agreement as a result of the impact of the COVID-19 pandemic on the Company’s business.

The inclusion of a going concern qualification in the report of the Company’s independent registered public accountant on its audited financial statements for the fiscal year ended February 1, 2020 and the Company’s non-payment of rent at its leased locations for the months of April, May and June 2020 resulted in a violation of certain covenants under its Amended ABL Credit Agreement and Term Loan Credit Agreement. On May 1, 2020, the Company entered into a letter agreement (the “First JPM Letter Agreement”) in connection with its Amended ABL Credit Agreement and a letter agreement (the “First Tiger Letter Agreement”) in connection with its Term Loan Credit Agreement, in each case, to obtain a waiver from its lenders of any default or event of default arising from its failure to (i) deliver annual audited consolidated financial statements for the fiscal year ended February 1, 2020 without a “going concern” or a like qualification or exception and (ii) pay rent on leased locations for the months of April, May, and June, 2020. The First JPM Letter Agreement and the First Tiger Letter Agreement contain certain conditions and covenants, including that, in the case of the First JPM Letter Agreement, the Company is required to use the entire $10.7 million income tax refund requested under the CARES Act to repay any then outstanding borrowings under the Amended ABL Credit Agreement and providing that no loans will be made under the ABL Credit Agreement unless the Company’s aggregate amount of cash and cash equivalents is less than $3.0 million. If the Company is unable to meet its financial covenants or if there is an event of default under either the Amended ABL Credit Agreement or Term Loan Credit Agreement, the Company’s lenders could instruct the administrative agent under such credit facilities to exercise available remedies including, declaring the principal of and accrued interest on all outstanding indebtedness due and payable immediately and terminating all remaining commitments and obligations under the credit facilities. Although the lenders under the Company’s credit facilities may waive the defaults or forebear the exercise of remedies, they are not obligated to do so. Failure to obtain such a waiver would have a material adverse effect on the Company’s liquidity, financial condition and results of operations and may result in filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

As of May 2, 2020, the Company had $3.1 million of combined borrowing base availability under the Amended ABL Credit Agreement and the Term Loan Credit Agreement, subject to compliance with the covenants under the ABL Credit Agreement and First JPM Letter Agreement, including that no loans will be made under the ABL Credit Agreement unless the Company’s aggregate amount of cash and cash equivalents is less than $3.0 million. For the thirteen weeks ended May 2, 2020 and May 4, 2019, the average effective interest rate for borrowings under the Amended ABL Credit Agreement were 2.75% and 4.36%, respectively.

See Note 10, Subsequent Events, for information regarding the Company’s entry in to the Second JPM Letter Agreement (as defined in Note 10, Subsequent Events).

Term Loan Credit Agreement

On August 13, 2019, the Loan Parties, entered into the Term Loan Credit Agreement (“Term Loan Credit Agreement”) with Tiger Finance, LLC, as administrative agent and the lenders party thereto. The Term Loan Credit Agreement provides for an aggregate term loan of $10.0 million and matures on August 13, 2022. Although the maturity of the Term Loan Credit Agreement is beyond 12 months from the balance sheet, the Company classified the outstanding amount as current liability in the consolidated balance sheet as of May 2, 2020 due to uncertainties concerning the Company’s future liquidity and on-going covenant compliance as a result of the impact of the COVID-19 pandemic on the Company’s business.

On May 1, 2020, the Company entered into the First JPM Letter Agreement, in connection with its Amended ABL Credit Agreement, and the First Tiger Letter Agreement. See “Asset Based Revolving Credit Facility” above for additional information.

As of May 2, 2020, the Company had $3.1 million of combined borrowing base availability under the Amended ABL Credit Agreement and the Term Loan Credit Agreement, subject to compliance with the covenants under the Term Loan Credit Agreement, ABL Credit Agreement, First Tiger Letter Agreement and First JPM Letter Agreement, including that no loans will be made under the ABL Credit Agreement unless the Company’s aggregate amount of cash and cash equivalents is less than $3.0 million. For the thirteen weeks ended May 2, 2020, the average effective interest rate for borrowings under the Term Loan Credit Agreement was 10.0%.

See Note 10, Subsequent Events, for information regarding the Company’s entry in to the Second Tiger Letter Agreement (as defined in Note 10, Subsequent Events).

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

As discussed in Note 1, Summary of Significant Accounting Policies – Going Concern, the Company deferred its lease payments for April, May and June 2020 on all of its leased locations in order to preserve its liquidity. The Company has been negotiating with its landlords to secure rent abatements and / or deferrals and, as of July 17, 2020, those discussions are substantially complete. These lease abatements and deferments will be accounted for as if no changes to the lease contracts were made as allowed by the Staff Q&A issued by the FASB in April 2020.

The following table presents information regarding the Company’s leases for the periods presented.

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
	(in thousands)
Components of operating lease costs
Operating lease costs	$14,749	$15,149
Variable lease cost	267	224
	$15,016	$15,373

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

As of May 2, 2020 and May 4, 2019, the weighted average remaining operating lease term was 6.0 years and the weighted average discount rate for operating leases was 6.0% and 5.6%, respectively. Cash paid for operating leases included in the measurement of lease liabilities, including interest, totaled $10.7 million and $16.1 million for the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively.

As of May 2, 2020, the maturities of lease liabilities were as follows:

Thirteen Weeks Ended
May 2, 2020
(in thousands)
Maturities of lease liabilities
Remainder of 2020	$52,922
2021	56,401
2022	48,938
2023	42,207
2024	35,030
Thereafter	58,165
Total lease payments	293,663
Less: Interest	45,427
Present value of lease liabilities	$248,236

Operating lease liabilities include amounts due from landlords in tenant improvement allowances.

As of May 2, 2020, the minimum rental commitments for additional operating lease contracts that have not yet commenced was $5.4 million while its lease terms were within the range of 5 to 10 years.

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

10.	Subsequent Events

COVID-19 Update

As previously disclosed, the COVID-19 pandemic resulted in the temporary closure of all of the Company’s 703 boutiques beginning on March 25, 2020. On April 30, 2020, the Company started to reopen its boutiques in locations where local shutdown orders have been lifted. As of July 17, 2020, a total of 674 boutiques have reopened although the majority of them are operating at reduced capacity and hours in accordance with local regulations. This reflects the re-closure of 22 boutiques in California as of the same date. In conjunction with such boutique reopenings, a significant number of furloughed corporate and boutique employees have been recalled and the base salary reductions in place for the Company’s senior leadership team were lifted. The Company plans to continue to reopen boutiques and recall furloughed employees as local mandates are lifted. All boutiques will strictly adhere to then current CDC recommendations and local regulations to protect the health and safety of its sales associates and customers and all reopened boutiques have adopted a mandatory mask requirement for associates and customers, irrespective of CDC and local authority guidelines. Additionally, as of July 17, 2020, there continues to be an overall disruption in the Company’s supply chain and operations as its vendors return to normal operations and the Company’s ecommerce and distribution facility are operating at reduced capacity due to social distancing measures that have been put in place. As a result, the Company’s revenues, results of operations and cash flows continue to be materially adversely impacted, which raises substantial doubt about its ability to continue as a going concern.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

Management continues to take aggressive and prudent actions to drive sales and monetize existing inventory, reduce expenses and manage cash flows, including making limited payments of accounts payables, deferred rent payments for its leased locations for the months of April, May and June 2020, and limiting inventory payments to preserve cash on hand. The Company made payments on its past due payables making its merchandise and non-merchandise vendor accounts payable substantially current as of July 17, 2020 and resumed payment of its leased obligations for all its locations for July 2020. Additionally, subsequent to May 2, 2020, the Company repaid $2.0 million of its outstanding borrowings under the Amended ABL Credit Agreement bringing the combined outstanding borrowings to $12.1 million, net of $0.9 million debt issuance costs, and $0.5 million in combined borrowing base availability under its Credit Facilities as of July 17, 2020. The Company also expects to receive an income tax refund of $10.7 million related to certain provisions under the CARES Act. This refund is required to be used to repay any then outstanding borrowings under the Amended ABL Credit Agreement in accordance with the First JPM Letter Agreement entered into between the Company and the Amended ABL Credit Agreement lenders. See Note 1, Summary of Significant Accounting Policies – Going Concern, Note 6, Income Taxes, and Note 7, Credit Facilities, for additional information.

There is significant uncertainty around the disruptions related to the COVID-19 pandemic and its impact on the global economy. While the Company’s results of operations have been significantly impacted and it anticipates future results will continue to be adversely impacted, the full extent to which the COVID-19 pandemic impacts the Company’s future results will depend on future developments, which are highly uncertain and cannot be predicted with certainty, including new information which may emerge concerning the severity of the COVID-19 pandemic in the United States, actions taken to contain it or treat its impact, any possible resurgence of COVID-19 that may occur after the initial outbreak subsides, and how quickly and to what extent normal economic and operating conditions can resume.

Credit Facilities Letter Agreements

As a result of the delayed filing of this Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2020, on June 25, 2020, the Borrowers entered into a letter agreement (the “Second JPM Letter Agreement”) in connection with its Amended ABL Credit Agreement to amend the Amended ABL Credit Agreement to grant the Borrowers a 45 day extension to deliver quarterly consolidated financial statements for the fiscal quarter ended May 2, 2020 and waive any Default (as defined in the Amended ABL Credit Agreement) arising from the failure of the Borrowers to timely deliver quarterly consolidated financial statements for the fiscal quarter ended May 2, 2020. Additionally, the Second JPM Letter Agreement also amends the Amended ABL Credit Agreement to lower the minimum amount of Liquidity (as defined in the Amended ABL Credit Agreement) that triggers a Dominion Period (as defined in the Amended ABL Credit Agreement) from $15.0 million to $10.0 million and remove the requirement that unrestricted cash and cash equivalents not exceed 80% of total Liquidity, in each case, for a period of 60 days after the date of the Second JPM Letter Agreement.

Additionally, in connection with the delayed filing of this Form 10-Q, on June 25, 2020, the Borrowers entered into a letter agreement in connection with its Term Loan Credit Agreement (the “Second Tiger Letter Agreement”) with similar terms to the Second JPM Letter Agreement discussed above.

Lease Negotiations

As of July 17, 2020, the Company has substantially completed negotiations with all of its landlords to abate or defer lease payments for the months of April, May and June 2020. While deferred payments have a minimal impact on GAAP straight-line lease expense, they are expected to have a positive impact on the Company’s cash flow in fiscal year 2020.

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. These risks and uncertainties include, but are not limited to, the following: our business is subject to risks arising from the COVID-19 pandemic, including the related impact on our liquidity and our ability to begin making contractual rent payments as required under the terms of the agreements governing our boutique and distribution facility leases, changes in commercial and consumer spending and economic conditions generally, the duration of government-mandated and voluntary shutdowns and the speed with which our boutiques can safely be reopened and our ecommerce and distribution facilities can return to normal capacity and the level of customer demand following reopening; our ability to continue as a going concern; our ability to satisfy covenant requirements under our Amended ABL Credit Agreement and Term Loan Credit Agreement and to make payments of principal and interest as they come due; the risk that we may not be able to successfully execute our turnaround plan; the risk that we cannot anticipate, identify and respond quickly to changing fashion trends and customer preferences or changes in consumer environment, including changing expectations of service and experience in boutiques and online, and evolve our business model; our ability to attract a sufficient number of customers to our boutiques or sell sufficient quantities of our merchandise through our ecommerce website; our ability to successfully open, close, refresh, and operate new boutiques each year; our ability to efficiently source and distribute additional merchandise quantities necessary to support our growth; and the impact of potential tariff increases or new tariffs. For additional information regarding these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward looking statements, please refer to “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 and filed with the Securities and Exchange Commission (“SEC”) on May 1, 2020 (“Fiscal Year 2019 10-K”) and any risk factors contained in subsequent Quarterly Reports on Form 10-Q or other filings we file with the SEC, as well as our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Fiscal Year 2019 10-K.

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

Potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. These forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update or revise any forward-looking statements after the date of this report whether as a result of new information, future developments or otherwise.

Overview

Unless the context otherwise requires, the “Company,” “we,” “our,” “ours,” “us” and “francesca’s®” refer to Francesca’s Holdings Corporation and its consolidated subsidiaries.

francesca’s® is a specialty retailer which operates a nationwide-chain of boutiques providing customers a unique, fun and personalized shopping experience. The merchandise assortment we offer is a diverse and balanced mix of apparel, jewelry, accessories and gifts. We aim to offer a differentiated shopping experience and quality, on-trend merchandise at a compelling value, across a wide variety of geographic markets and shopping venues. As of May 2, 2020, francesca’s® operated 703 boutiques in 47 states throughout the United States and the District of Columbia and also served its customers through www.francescas.com, our ecommerce website. The information contained on our ecommerce website is not incorporated by reference into this Quarterly Report on Form 10-Q and you should not consider information contained on our ecommerce website to be part of this Quarterly Report on Form 10-Q.

Recent Developments

As previously disclosed, the COVID-19 pandemic resulted in the temporary closure of all of our 703 boutiques beginning on March 25, 2020. On April 30, 2020, we started to reopen our boutiques in locations where local shutdown orders have been lifted. As of July 17, 2020, a total of 674 of our boutiques have reopened although the majority of them are operating at reduced capacity and hours in accordance with local regulations. This reflects the re-closure of 22 boutiques in California as of the same date. In conjunction with such boutique reopenings, a significant number of furloughed corporate and boutique employees have been recalled and the base salary reductions in place for our senior leadership team were lifted. We plan to continue to reopen boutiques and recall furloughed employees as local mandates are lifted. All boutiques will strictly adhere to then current CDC recommendations and local regulations to protect the health and safety of its sales associates and customers and all our boutiques have adopted a mandatory mask requirement for associates and customers, irrespective of CDC and local authority guidelines. As of July 17, 2020, there continues to be an overall disruption in our supply chain and operations as our vendors return to normal operations and our ecommerce and distribution facility are operating at reduced capacity due to social distancing measures that have been put in place. As a result, our revenues, results of operations and cash flows continue to be materially adversely impacted, which raises substantial doubt about our ability to continue as a going concern. We have, from time to time, received inquiries from potential investors proposing to provide additional capital to us. As part of our efforts to manage our liquidity and capital resources, we may engage in discussions with potential investors, including our existing investors, about obtaining additional capital, which may include, without limitation, a public offering or private placement of our common stock, subscription rights, warrants or other securities. We may decide not to seek additional capital, and there are no assurances that we will be successful in obtaining additional capital in the event we engage in discussions with potential investors.

We continue to take aggressive and prudent actions to drive sales and monetize existing inventory, reduce expenses and manage cash flows, including making limited payments of accounts payables, deferred rent payments for our leased locations for the months of April, May and June 2020 and limiting new inventory payments to preserve cash on hand. We made payments on our past due payables making our merchandise and non-merchandise vendor accounts payable substantially current as of July 17, 2020 and we resumed payments on our lease obligations for all of our locations for July 2020. Additionally, subsequent to May 2, 2020, we repaid $2.0 million of our outstanding borrowings under the Amended ABL Credit Agreement (as defined below) bringing the combined outstanding borrowings to $12.1 million, net of $0.9 million debt issuance costs, and $0.5 million in combined borrowing base availability under our Credit Facilities (as defined below) as of July 17, 2020. We also expect to receive an income tax refund of $10.7 million related to the provision under the Corona Aid, Relief and Economic Security Act (“CARES Act”). This refund is required to be used to repay any then outstanding borrowings under the Amended ABL Credit Agreement in accordance with the First JPM Letter Agreement (as defined below) entered into between the Company and the Amended ABL Credit Agreement lenders. See “Liquidity and Capital Resources - Credit Facilities” section below for additional information. As of July 17, 2020, our cash and cash equivalents totaled $18.7 million.

As of July 17, 2020, we substantially completed negotiations with all of our landlords to abate or defer lease payments for the months of April, May and June 2020. While deferred payments have a minimal impact on GAAP straight-line lease expense, they are expected to have a positive impact on our cash flow in fiscal year 2020.

The COVID-19 pandemic has also resulted in lower than expected sales and profitability for our boutiques as a result of the temporary boutique closures which indicates that our long-lived assets may be impaired. As a result of our asset impairment assessments, we recorded $7.5 million of non-cash asset impairment charges in the quarter ended May 2, 2020. Of the total amount, $6.8 million was related to the write-down of operating lease ROU assets for 107 underperforming boutiques and $0.7 million was related to the write-down of property and equipment for 41 underperforming boutiques.

While our results of operations have been significantly impacted and we anticipate our future results will continue to be adversely impacted, the full extent to which the COVID-19 pandemic impacts our future results will depend on future developments, which are highly uncertain and cannot be predicted with certainty, including new information which may emerge concerning the severity of the COVID-19 pandemic in the United States, actions taken to contain it or treat its impact, any possible resurgence of COVID-19 that may occur after the initial outbreak subsides, and how quickly and to what extent normal economic and operating conditions can resume.

On May 1, 2020, we entered into a letter agreement (the “First JPM Letter Agreement”) in connection with our Amended ABL Credit Agreement and a letter agreement (the “First Tiger Letter Agreement”) in connection with our Term Loan Credit Agreement (as defined below), in each case, to obtain a waiver from our lenders of any default or event of default arising from our failure to (i) deliver annual audited consolidated financial statements for the fiscal year ended February 1, 2020 without a “going concern” or a like qualification or exception and (ii) pay rent on leased locations for the months of April, May and June, 2020. The First JPM Letter Agreement and the First Tiger Letter Agreement contain certain conditions and covenants, including that, in the case of the First JPM Letter Agreement, we are required to use the entire $10.7 million income tax refund requested under the CARES Act to repay any then outstanding borrowings under the Amended ABL Credit Agreement and providing that no loans will be made under the ABL Credit Agreement unless our aggregate amount of cash and cash equivalents is less than $3.0 million.

In addition, as a result of the delayed filing of this Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2020, on June 25, 2020, the Borrowers (as defined below) entered into a letter agreement (the “Second JPM Letter Agreement”) in connection with its Amended ABL Credit Agreement to amend the Amended ABL Credit Agreement to grant the Borrowers a 45 day extension to deliver quarterly consolidated financial statements for the fiscal quarter ended May 2, 2020 and waive any Default (as defined in the Amended ABL Credit Agreement) arising from the failure of the Borrowers to timely deliver quarterly consolidated financial statements for the fiscal quarter ended May 2, 2020. Additionally, the Second JPM Letter Agreement also amends the Amended ABL Credit Agreement to lower the minimum amount of Liquidity (as defined in the Amended ABL Credit Agreement) that triggers a Dominion Period (as defined in the Amended ABL Credit Agreement) from $15.0 million to $10.0 million and remove the requirement that unrestricted cash and cash equivalents not exceed 80% of total Liquidity, in each case, for a period of 60 days after the date of the Second JPM Letter Agreement. Additionally, in connection with the delayed filing of this Form 10-Q, on June 25, 2020, the Borrowers entered into a letter agreement in connection with its Term Loan Credit Agreement (the “Second Tiger Letter Agreement”) with similar terms to the Second JPM Letter Agreement discussed in this paragraph.

If we are unable to meet our financial covenants or if we have an event of default under either agreement, our lenders could instruct the administrative agent under such credit facilities to exercise available remedies including, declaring the principal of and accrued interest on all outstanding indebtedness due and payable immediately and terminating all remaining commitments and obligations under the Amended ABL Credit Agreement and Term Loan Credit Agreement. Although the lenders under our credit facilities may waive the defaults or forebear the exercise of remedies, they are not obligated to do so. Failure to obtain such a waiver would have a material adverse effect on our liquidity, financial condition and results of operations and may result in filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan.

During the thirteen weeks ended May 2, 2020, our net sales decreased 50% to $43.8 million from $87.1 million, loss from operations increased by $25.6 million from $9.7 million to $35.3 million, and net loss increased $5.2 million from $10.1 million, or $3.50 loss per share, to a net loss of $15.3 million, or $5.25 loss per share, over the comparable prior year period.

Results of Operations

The following represents operating data for the thirteen weeks ended May 2, 2020 and May 4, 2019.

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Net sales change for period	(50)%	(13)%
Comparable sales results for the period(1)(2)	(3)%	(13)%
Number of boutiques open at end of period	703	722
Net sales per average square foot for period(2)	$42	$83
Average square feet per boutique(3)	1,463	1,454
Total gross square feet at end of period	1,029,000	1,050,000

(1)	A boutique is included in comparable sales on the first day of the fifteenth full month following the boutique’s opening. If a boutique is closed for four or more days within a given fiscal week for any reason, we exclude sales from that boutique from comparable sales for that full fiscal week. If a boutique is permanently closed, we exclude sales from that boutique from comparable sales on the first day of the fiscal month that it did not register full month of sales. Comparable sales include our ecommerce sales and exclude gift card breakage income.
(2)	Comparable sales for the thirteen weeks ended May 2, 2020 included boutique sales for the period February 2, 2020 through the full week prior to the individual mandated boutique closure date as of March 25, 2020 and ecommerce sales for the full thirteen weeks ended May 2, 2020.
(3)	Net sales per average square foot is calculated by dividing net sales for the period by the average square feet during the period. For purposes of providing net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. For individual quarterly periods, average square feet is calculated as (a) the sum of total gross square feet at the beginning and end of the period divided by (b) two. For periods consisting of more than one fiscal quarter, average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.
(4)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.

Boutique Count

The following table summarizes the number of boutiques open at the beginning and end of the periods indicated.

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Number of boutiques open at beginning of period	711	727
Boutiques added	-	3
Boutiques closed	(8)	(8)
Number of boutiques open at the end of period	703	722

Thirteen Weeks Ended May 2, 2020 Compared to Thirteen Weeks Ended May 4, 2019

	Thirteen Weeks Ended
	May 2, 2020		May 4, 2019		Variance
	In USD	As a % of Net Sales (1)	In USD	As a % of Net Sales (1)	In USD	%	Basis Points
	(in thousands, except percentages and basis points)
Net sales	$43,753	100.0%	$87,125	100.0%	$(43,372)	(50)%	-
Cost of goods sold and occupancy costs	46,624	106.6%	56,798	65.2%	(10,174)	(18)%	4,140
Gross (loss) profit	(2,871)	(6.6)%	30,327	34.8%	(33,198)	(109)%	(4,140)
Selling, general and administrative expenses	24,951	57.0%	39,994	45.9%	(15,043)	(38)%	1,110
Asset impairment charges	7,472	17.1%	-	-	7,472	100%	1,710
Loss from operations	(35,294)	(80.7)%	(9,667)	(11.1)%	25,627	265%	6,960
Interest expense	429	1.0%	173	0.2%	256	148%	80
Other income	(59)	(0.1)%	(113)	(0.1)%	(54)	(48)%	-
Loss before income tax (benefit) expense	(35,664)	(81.5)%	(9,727)	(11.2)%	25,937	267%	7,030
Income tax (benefit) expense	(20,322)	(46.4)%	422	0.5%	(20,744)	(4,916)%	(4,690)
Net loss	$(15,342)	(35.1)%	$(10,149)	(11.6)%	$5,193	51%	2,340

(1)	Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales decreased 50% to $43.8 million in the thirteen weeks ended May 2, 2020 from $87.1 million in the thirteen weeks ended May 4, 2019. This decrease was primarily due to mandated closures of all of our boutiques beginning on March 25, 2020 related to the COVID-19 pandemic and continuing through substantially all of the quarter. This decrease was partially offset by strong performance in ecommerce as all of our efforts subsequent to March 25, 2020 were focused on driving ecommerce sales while our boutiques were temporarily closed.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs decreased 18% to $46.6 million in the thirteen weeks ended May 2, 2020 from $56.8 million in the thirteen weeks ended May 4, 2019. Cost of merchandise and shipping expenses decreased by $8.3 million primarily due to decreased sales volume given the temporary boutique closures related to the COVID-19 pandemic. Occupancy costs decreased by $1.9 million primarily due to lower depreciation and lease expenses associated with boutique closures since the comparable prior year period as well as prior period impairment charges resulting in decreased remaining book value of boutique long-lived assets. Occupancy costs include the full lease expense for all boutiques for the thirteen weeks ended May 2, 2020, regardless of any rent deferral.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 106.6% in the thirteen weeks ended May 2, 2020 from 65.2% in the thirteen weeks ended May 4, 2019. This change was due to deleverage in occupancy costs as a result of lower sales. Additionally, merchandise margin decreased due to increased promotions and markdowns as well as higher inventory reserve due to the COVID-19 pandemic.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 38% to $25.0 million in the thirteen weeks ended May 2, 2020 from $40.0 million in the thirteen weeks ended May 4, 2019. This decrease was primarily due to an $11.5 million decrease in boutique and corporate payroll costs as a result of the temporary furlough of substantially all of our employees, a $1.7 million decrease in professional fees as the prior year included fees associated with the review of strategic and financial alternatives and the implementation of the turnaround plan, and a $0.9 million decrease in boutique and corporate bonus expenses.

As a percentage of net sales, selling, general and administrative expense increased to 57.0% in the thirteen weeks ended May 2, 2020 as compared to 45.9% in the thirteen weeks ended May 4, 2019 due to deleveraging of expenses as a result of the lower sales.

Impairment Charges

We recorded non-cash asset impairment charges of $7.5 million in the thirteen weeks ended May 2, 2020. Of the total amount, $6.8 million were related to the write-down of operating lease ROU assets for 107 underperforming boutiques and $0.7 million were related to the write-down of property and equipment for 41 underperforming boutiques. We did not record non-cash asset impairment charges in the thirteen weeks ended May 4, 2019. See “Overview – Recent Development” section above for additional information.

Income Tax (Benefit) Expense

Income tax benefit was $20.3 million in the thirteen weeks ended May 2, 2020 compared to an income tax expense of $0.4 million in the comparable prior year quarter. The effective income tax rate in the thirteen weeks ended May 2, 2020 was 57.0% compared to 4.3% in the thirteen weeks ended May 4, 2019.  The income tax benefit in the current year quarter was primarily due to the $9.6 million of federal and state net operating loss that we may carry back to prior years under the CARES Act. In addition, the Company filed an income tax refund for $10.7 million with the IRS in April 2020 related to net operating loss for fiscal year 2018 that we may carry back to prior years also under the CARES Act. The provision for the thirteen weeks ended May 4, 2019 included a non-cash charge of $2.1 million associated with the valuation allowance provided on our net deferred tax assets. We continue to provide a full valuation allowance on our net deferred tax asset as of May 2, 2020.

Sales by Merchandise Department

	Thirteen Weeks Ended
	May 2, 2020		May 4, 2019
	In Dollars	As a % of Net Sales	In Dollars	As a % of Net Sales
	(in thousands, except percentages)
Apparel	$22,084	50.5%	$41,824	48.0%
Jewelry	10,690	24.4%	23,878	27.4%
Accessories	6,651	15.2%	13,640	15.7%
Gifts	3,731	8.5%	7,843	9.0%
Other (1)	597	1.4%	(60)	(0.1)%
	$43,753	100.0%	$87,125	100.0%

(1)	Includes gift card breakage income, shipping and change in return reserve.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our Amended ABL Credit Agreement (see “Asset Based Revolving Credit Facility” below for more information). Our primary cash needs are for funding normal working capital requirements, the operation of our existing boutiques and ecommerce website, the implementation of our turnaround plan, and payments of interest and principal, if any, under our Amended ABL Credit Agreement. We may use cash or our Amended ABL Credit Agreement to issue letters of credit to support merchandise receipts or for other corporate purposes. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable and other current liabilities. Our working capital position benefits from the fact that we generally collect cash from sales to customers the day of or, in the case of credit or debit card transactions, within several days of the related sales and we typically have up to 45 days to pay our inventory vendors and up to 60 days to pay other vendors.

As discussed in the “Overview – Recent Developments,” our revenues, results of operations and cash flows have been materially adversely impacted due to the COVID-19 pandemic, which raises substantial doubt about our ability to continue as a going concern for the next twelve months. In response to such events, we continue to take aggressive and prudent actions to drive sales and monetize existing inventory, reduce expenses and manage cash flows, including making limited payments of accounts payables, deferred rent payments for our leased locations for the months of April, May and June 2020 and limiting new inventory payments to preserve cash on hand. We made payments on our past due payables making our merchandise and non-merchandise vendor accounts substantially current as of July 17, 2020 and we resumed payments on our lease obligations for all of our locations for July 2020. Additionally, subsequent to May 2, 2020, we repaid $2.0 million of our outstanding borrowings under the Amended ABL Credit Agreement (as defined below) bringing the combined outstanding borrowings to $12.1 million, net of $0.9 million debt issuance costs, and we have $0.5 million in combined borrowing base availability under our Credit Facilities (as defined below) as of July 17, 2020. We also expect to receive an income tax refund of $10.7 million related to certain provisions under the CARES Act. This refund is required to be used to repay any then outstanding borrowings under our Amended ABL Credit Agreement and any other then outstanding borrowings under the Amended ABL Credit Agreement in accordance with the First JPM Letter Agreement (as defined below) entered into between the Company and the Amended ABL Credit Agreement lenders. As of July 17, 2020, our cash and cash equivalents totaled $18.7 million. See the risk factor entitled, “Our liquidity has been adversely impacted by our negative operating results and the COVID-19 pandemic and there is no assurance that we will have sufficient liquidity to continue operations” in Part II, Item IA of this Quarterly Report on Form 10-Q for further discussion of our liquidity.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
	(in thousands)
Used in operating activities	$(8,034)	$(25)
Used in investing activities	(481)	(2,616)
Provided by financing activities	5,000	-
Net decrease in cash and cash equivalents	$(3,515)	$(2,641)

Operating Activities

Operating activities consist of net loss adjusted for non-cash items, including depreciation and amortization, stock compensation expense, and the effect of working capital changes. Net cash used in operating activities decreased by $8.0 million in the thirteen weeks ended May 2, 2020 compared to the thirteen weeks ended May 4, 2019. This decrease was primarily due to the increase in net loss as a result of the temporary closure of all of our boutiques as a result of the COVID-19 pandemic that lasted for substantially all of the thirteen weeks ended May 2, 2020. Additionally, income tax receivable increased to $21.2 million as of May 2, 2020 from $1.5 million as of May 4, 2019 due to income tax refunds we expect to receive under the net operating loss carryback provision of the CARES Act. These changes were partially offset by timing of payments of our accounts payable and lease obligations in order to preserve our liquidity.

 Investing Activities

Investing activities consist primarily of capital expenditures for new boutiques, improvements to existing boutiques, as well as investments in information technology and our distribution facility.

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
	(in thousands)
Capital expenditures for:
New boutiques	$228	$395
Remodels	-	1,339
Existing boutiques	231	609
Technology	-	205
Corporate and distribution	22	68
	$481	$2,616

Our total capital expenditures for the thirteen weeks ended May 2, 2020 and May 4, 2019 were $0.5 million and $2.6 million, respectively. A majority of our spending in the thirteen weeks ended May 2, 2020 was associated with new boutique openings already set to be opened prior to this fiscal year and relocation of existing boutiques expected to occur during the balance of the year. For the thirteen weeks ended May 4, 2019, our capital expenditures totaled $2.6 million, a majority of which were payments of prior year accrued constructions costs related to remodels.

All capital expenditures in fiscal year 2020 have been temporarily suspended. We expect to resume this spending upon stabilization of our business and the general macro environment.

Financing Activities

Financing activities consist of borrowings and repayments under our Amended ABL Credit Agreement.

Net cash used in financing activities in the thirteen weeks ended May 2, 2020 consisted of $5.0 million in proceeds from borrowings under our Amended ABL Credit Agreement. Net cash used in financing activities in the thirteen weeks ended May 4, 2019 consisted of $5.0 million proceeds from borrowings under our Amended ABL Credit Agreement that was subsequently repaid during the quarter.

Credit Facilities

Asset Based Revolving Credit Facility

On May 25, 2018, Francesca’s Holdings Corporation ( “Holdings”), as guarantor, certain of its subsidiaries, as borrowers (the “Borrowers”), and certain of its subsidiaries as guarantors (together with Holdings, and the Borrowers, the “Loan Parties”), entered into an asset based lending credit agreement (“ABL Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. The ABL Credit Agreement provided for Aggregate Revolving Commitments (as defined in the ABL Credit Agreement) of $50.0 million (including up to $10.0 million for letters of credit) and was scheduled to mature on May 25, 2023.

On August 13, 2019, concurrent with entering into the Term Loan Credit Agreement (described below), the Loan Parties entered into the first amendment to ABL Credit Agreement (the “First Amendment to ABL Credit Agreement” and together with the ABL Credit Agreement, the “Amended ABL Credit Agreement”). The Amended ABL Credit Agreement provides for Aggregate Revolving Commitments (as defined in the Amended ABL Credit Agreement) of $40.0 million and matures on the earlier of (a) May 23, 2023 and (b) the date that is 90 days prior to any scheduled maturity of the Term Loan.

Availability under the Amended ABL Credit Agreement is subject to a customary borrowing base, as reasonably determined by the applicable agent, comprised of: (a) a specified percentage of the Borrower’s credit card accounts (as defined in the Amended ABL Credit Agreement); and (b) a specified percentage of the Borrower’s eligible inventory (as defined in the Amended ABL Credit Agreement), and reduced by (c) certain customary reserves and adjustments (as defined in the Amended ABL Credit Agreement). The combined borrowing base is the lesser of (i) the sum of the (a) the Revolving Loan Cap (as defined in the Amended ABL Agreement), which is the lesser of (x) $34.0 million and (y) the borrowing base under the Amended ABL Credit Agreement, plus, (b) any outstanding amount under the Term Loan Credit Agreement and (ii) the Term Loan Credit Agreement borrowing base (described below). On May 1, 2020, we entered into the First JPM Letter Agreement and on June 25, 2020, we entered into the Second JPM Letter Agreement. See “Overview – Recent Developments” above for additional information.

All obligations of each Loan Party under the Amended ABL Credit Agreement continue to be unconditionally guaranteed by the Company and each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries, including the Borrowers. All obligations under the Amended ABL Credit Agreement, and the guarantees of those obligations (as well as banking services obligations and any interest rate hedging or other swap agreements), are secured by substantially all of the assets of the Company and each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries. Additionally, the Amended ABL Credit Agreement contains customary events of default and requires the Loan Parties to comply with certain financial covenants, including a restriction on the amount of capital expenditures that the Loan Parties may make through 2021, subject to certain exceptions. In addition, the Company may declare or make dividend payments, subject to the satisfaction of the Payment Conditions (as defined in the Amended ABL Credit Agreement). The Amended ABL Credit Agreement also requires that the auditor’s report on our audited financial statements does not contain a “going concern” or like qualification or exception. We obtained a waiver of such requirement for fiscal year 2019 in connection with the First JPM Letter Agreement and First Tiger Letter Agreement. See “Overview – Recent Developments” section above for additional information.

Borrowings under the Amended ABL Credit Agreement bear interest at a rate equal to an applicable margin plus, at the option of the Borrowers, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the federal funds rate plus 1/2 of 1.00%, and (3) LIBOR for an interest period of one month plus 1.00% (subject to a 0.0% LIBOR floor), provided that that the interest rate for base rate borrowings (including the addition of the applicable margin) shall be no less than 1.50% per annum, or (b) in the case of LIBOR borrowings, a rate equal to the LIBOR for the interest period relevant to such borrowing subject to a 0.00% floor. The applicable margin for borrowings under the Amended ABL Credit Agreement ranges from -0.50% to 0.00% per annum with respect to base rate borrowings and from 1.25% to 1.75% per annum with respect to LIBOR borrowings, in each case based upon the achievement of specified levels of the Fixed Charge Coverage Ratio (as defined in the Amended ABL Credit Agreement). The Amended ABL Credit Agreement also requires the Borrowers to pay a commitment fee for the unused portion of the revolving credit facility of 0.20% per annum. For the thirteen weeks ended May 2, 2020 and May 4, 2019, the average effective interest rate for borrowings under the Amended ABL Credit Agreement were 2.75% and 4.36%, respectively.

The Amended ABL Credit Agreement contains customary affirmative and negative covenants, including limitations, subject to customary exceptions, on the ability of the Company and its subsidiaries to (i) incur additional debt; (ii) create liens; (iii) make certain investments, acquisitions, loans and advances; (iv) sell assets; (v) pay dividends or make distributions or make other restricted payments; (vi) prepay other indebtedness; (vii) engage in mergers or consolidations; (viii) change the business conducted by the Company and its subsidiaries; (ix) engage in certain transactions with affiliates; (x) enter into agreements that restrict dividends from subsidiaries or the ability of subsidiaries to grant liens upon their assets; and (xi) amend certain charter documents and material agreements governing subordinated and junior indebtedness. The inclusion of a going concern qualification in the report of our independent registered public accountant on our audited financial statements for the fiscal year ended February 1, 2020, our non-payment of rent on our leased locations for the months of April, May and June, 2020, and our failure to timely deliver quarterly consolidated financial statements for the fiscal quarter ended May 2, 2020 resulted in a violation of certain covenants under our Amended ABL Credit Agreement. However, we were able to obtain a waiver of such violations from the lenders under such agreement. See “Overview – Recent Developments” section above for additional information on the First JPM Letter Agreement and Second JPM Letter Agreement.

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

As of May 2, 2020, we had $5.0 million in borrowings outstanding under the Amended ABL Credit Agreement and had $3.1 million of combined borrowing base availability under the Amended ABL Credit Agreement and Term Loan Credit Agreement, subject to compliance with the covenants under the Amended ABL Credit Agreement, First JPM Letter Agreement, and Second JPM Letter Agreement, including that no loans will be made under the Amended ABL Credit Agreement unless the our aggregate amount of cash and cash equivalents is less than $3.0 million. As of July 17, 2020, we had $12.1 million, net of $0.9 million debt issuance costs, in combined borrowings outstanding and $0.5 million in combined borrowing base availability under the Amended ABL Agreement and Term Loan Credit Agreement. See “Overview – Recent Developments” section above for additional information as our liquidity has been materially adversely impacted by the COVID-19 pandemic.

Term Loan Credit Agreement

On August 13, 2019, the Loan Parties, entered into the term loan credit agreement (“Term Loan Credit Agreement”) with Tiger Finance, LLC, as administrative agent and the lenders party thereto. The Term Loan Credit Agreement provides for an aggregate term loan of $10.0 million and matures on August 13, 2022. On May 1, 2020, we entered into the First Tiger Letter Agreement. See “Overview – Recent Developments” section above for additional information as our liquidity has been materially adversely impacted by the COVID-19 pandemic.

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

Borrowings under the Term Loan Credit Agreement bears interest at a rate equal to LIBOR for the interest period relevant to the Term Loan, subject to a 0.00% floor, plus 8.00%, provided that the interest rate on the Term Loan will not be less than 10.00%. The Term Loan Credit Agreement also requires the Borrowers to pay an annual agency fee of $50,000. For the thirteen weeks ended May 2, 2020, the average effective interest rate for borrowings under the Term Loan was 10.0%.

The Term Loan Credit Agreement contains customary affirmative and negative covenants, including limitations, subject to customary exceptions, on our and our subsidiaries ability to (i) incur additional debt; (ii) create liens; (iii) make certain investments, acquisitions, loans and advances; (iv) sell assets; (v) pay dividends or make distributions or make other restricted payments; (vi) prepay other indebtedness; (vii) engage in mergers or consolidations; (viii) change the business conducted by the Company and its subsidiaries; (ix) engage in certain transactions with affiliates; (x) enter into agreements that restrict dividends from subsidiaries or the ability of subsidiaries to grant lines upon their assets; and (xi) amend certain charter documents and material agreements governing subordinated and junior indebtedness. In addition, the Term Loan Credit Agreement limits the amount of capital expenditures that the Loan Parties may make through the fiscal year ending in 2021, provided that the Loan Parties may make unlimited amounts of capital expenditures if certain payment conditions are met.

On May 1, 2020, we entered into the First Tiger Letter Agreement and on June 25, 2020, we entered into the Second Tiger Letter Agreement. See “Overview – Recent Developments” above for additional information.

As of May 2, 2020, we had $10.0 million of outstanding borrowings under the Term Loan Credit Agreement and had a combined borrowing base availability of $3.1 million under the Term Loan Credit Agreement and Amended ABL Credit Agreement, subject to compliance with the covenants under the Term Loan Agreement, Amended ABL Credit Agreement, First Tiger Letter Agreement, First JPM Letter Agreement, Second Tiger Letter Agreement, and Second JPM Letter Agreement, including that no loans will be made under the Amended ABL Credit Agreement unless our aggregate amount of cash and cash equivalents is less than $3.0 million. As of July 17, 2020, we had $12.1 million, net of $0.9 million debt issuance costs, in combined borrowings outstanding under the Amended ABL Credit Agreement and we have $0.5 million in combined borrowing base availability under the Term Loan Credit Agreement and Amended ABL Credit Agreement.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 1 to the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult, or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020. There were no significant changes to any of our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of May 2, 2020.

There were no changes in our internal control over financial reporting during the quarter ended May 2, 2020 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings involving us, please refer to Note 9 to our unaudited consolidated financial statements included in Part I of this Report, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Except as discussed below, there have been no material changes to our risk factors as previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 and filed with the SEC on May 1, 2020.

Our business is subject to risks arising from the COVID-19 pandemic.

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that we or our employees, vendors, suppliers and other partners may be prevented from conducting normal business activities at full capacity for an indefinite period of time, including due to spread of disease among our employees, vendors, suppliers and other partners, or due to shutdowns that may be or have been requested or mandated by governmental authorities. While it is not possible at this time to predict with certainty the impact that the COVID-19 pandemic will have on our business, the continued spread of COVID-19 and the measures taken by the U.S. government and the government of the countries in which we operate and in which our vendors and suppliers operate has and / or may continue to result in, among other things, the closure of all of our boutiques from March 25, 2020 to April 30, 2020, when we began reopening our boutiques in locations where local shutdown orders have been lifted, reduced operating capacity at our ecommerce website and distribution facility, reduced customer visits on our ecommerce website, temporary furloughs of substantially all corporate and boutique employees (for the duration of boutique closures at their location and subject to reduced staffing for a phase-in period upon reopening), base salary reductions for our senior leadership team, suspension of payment of all accounts payable other than those necessary to support our ecommerce business, a shortage of boutique employees who are willing to operate our boutiques when they reopen, a delay in the shipment of merchandise to our boutiques or a shortage of merchandise in our boutiques and a decrease in consumer willingness to visit malls and shopping centers and consumer discretionary spending generally. If individuals decide to continue to stay at home and away from malls and other shopping locations as our boutiques reopen, including due to continued and prolonged periods of government mandated remote work or sheltering in place or due to a resurgence of COVID-19 after the initial infection has subsided, it would further adversely affect traffic in our boutiques and, therefore, our operating results and financial condition will or may be adversely impacted. In addition, if individuals are concerned with the economic impact of the COVID-19 pandemic, they may decrease their discretionary spending on our products, which would adversely affect our operating results and financial condition. The COVID-19 pandemic and mitigation measures are currently having and may continue to have an adverse impact on global economic conditions, which has had and may continue to have an adverse effect on our business and financial condition, including on our ability to obtain financing on terms acceptable to us, if at all. The extent to which the COVID-19 pandemic continues to impact our results will depend on future developments that are highly uncertain and cannot be predicted at this time, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

In addition, in connection with the COVID-19 pandemic, many federal, state and local governmental authorities or individual landlords have granted, or may potentially grant, rent relief or other relief or enact amnesty programs applicable to the leases for our boutiques, corporate headquarters and distribution facility. As a result of such relief, beginning in April 2020, we stopped lease payments on all of our boutiques, corporate headquarters and distribution facility, subject to discussions with our landlords. We resumed lease payments in July 2020, including payment of any deferred rent in accordance with the terms agreed or to be agreed to with our landlords. If we are unable to generate sufficient operating income to repay any deferred lease payments within the timelines prescribed by applicable governmental authorities or agreed by our landlords, the leases for our boutiques, corporate headquarters and distribution facility may be subject to cancellation. The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows will depend on our ability to have sufficient liquidity until such time as our stores can again generate revenue and profits capable of supporting our ongoing operations, all of which remain highly uncertain at this time.

Our audited financial statements included a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern.

Our audited financial statements as of and for the year ended February 1, 2020 were prepared on the assumption that we would continue as a going concern. Our audited financial statements as of and for the year ended February 1, 2020 did not include any adjustments that might result from the outcome of this uncertainty. As a result of the impact of the COVID-19 pandemic on our operations, our management has determined that there is a substantial doubt about our ability to continue as a going concern over the next twelve months and our independent auditors have included a “going concern” explanatory paragraph in their report on our financial statements as of and for the year ended February 1, 2020. We have obtained a waiver of any event of default associated with our independent auditor’s report indicating a substantial doubt about our ability to continue as a going concern in connection with our year-end audit under our Amended Asset Based Revolving Credit Agreement with JPMorgan Chase Bank, N.A. (“Amended ABL Credit Agreement”) and Term Loan Credit Agreement with Tiger Finance, LLC (“Term Loan Credit Agreement”). The reaction of investors to the inclusion of a going concern statement by our independent auditors, and our potential inability to continue as a going concern, could materially adversely affect the price of our common stock.

Additionally, if our projected operating results fail to improve, we could violate additional debt covenants, our liquidity could be further adversely impacted and we may need to seek additional sources of funding. There is no assurance that we will be able to maintain any borrowing base availability under our Amended ABL Credit Agreement and Term Loan Credit Agreement, raise additional capital to fund our operations, or that debt or equity financing will be available in sufficient amounts or on acceptable terms. If our operating results fail to improve, then our financial condition could render us unable to continue as a going concern.

Our liquidity has been adversely impacted by our negative operating results and the COVID-19 pandemic and there is no assurance that we will have sufficient liquidity to continue operations.

We experienced significant declines in comparable sales, net sales and gross profit since fiscal year 2017 as compared to prior periods. The decrease in comparable sales was primarily driven by the decline in boutique traffic and conversion rates. The shutdown of all of our boutiques from March 25, 2020 to April 30, 2020 in connection with the COVID-19 pandemic exasperated these issues. As a result, we may need to obtain additional financing to fund our current obligations and operations either through a refinancing or other means. There can be no assurance that we will be able to effect a refinancing on acceptable terms or obtain additional liquidity. As described above in the risk factors entitled, “Our business is subject to risks arising from the COVID-19 pandemic.” and “As a result of the impact of the COVID-19 pandemic, our audited financial statements contain a statement regarding a substantial doubt about our ability to continue as a going concern.”, the inclusion of a going concern qualification in the report of our independent registered public accountant on our financial statements for the fiscal year ended February 1, 2020 resulted in a violation of certain covenants under our Amended ABL Credit Agreement and Term Loan Credit Agreement. In addition, our failure to pay rent on our leased locations in the months of April, May and June 2020 resulted in a violation of certain covenants under our Amended ABL Credit Agreement and Term Loan Agreement for which we were required to obtain, and did so obtain, a waiver from our lenders. If we are unable to regain compliance (without further waivers from our lenders) with the covenants under our Amended ABL Credit Agreement and Term Loan Credit Agreement, we may have events of default under such credit agreements and we currently are and may continue to be unable to make future borrowings under such credit agreements. Any inability to borrow under our credit agreements may adversely impact our ability to repay currently suspended accounts payable and deferred lease payments for all of our boutiques, corporate headquarters and distribution facility, within the timelines prescribed by applicable governmental authorities or agreed to by our landlords or third parties, as applicable. We cannot provide any assurance that we will be able to secure sufficient liquidity to fund our business operations, including through additional financings, re-financings, or that we will be able achieve positive results through our growth strategy. If we are unable to generate or obtain the requisite amount of financing needed to fund our business operations or execute our growth strategy, our liquidity and ability to continue operations could be materially adversely affected. As a result, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1.1	Amended and Restated Certificate of Incorporation of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.3 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011)

3.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Francesca’s Holdings Corporation (incorporated to Exhibit 3.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on July 1, 2019)

3.1.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Francesca’s Holdings Corporation (incorporated to Exhibit 3.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on November 3, 2019)

3.2	Amended and Restated Bylaws of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on September 20, 2016)

4.1	Form of Specimen Common Stock of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 13, 2011)

4.2	Rights Agreement, dated as of August 1, 2019, between Francesca’s Holdings Corporation and Computershare Trust Company, N.A., as Rights Agent, which includes the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Preferred Stock of Francesca’s Holdings Corporation as Exhibit C (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on November 3, 2019)

4.3	Form of Right Certificate representing the right to purchase shares of Series A Junior Participating Preferred Stock of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on November 3, 2019)

10.1	Waiver and Letter Agreement, dated as of May 1, 2020, by and among Francesca’s Services Corporation, Francesca’s Collections, Inc., the other loan parties party thereto and JPMorgan Chase Bank, N.A., in its capacity as lender (incorporated by reference to Exhibit 10.24 of the Annual Report on Form 10-K filed by Francesca’s Holdings Corporation on May 1, 2020)

10.2	Waiver and Letter Agreement, dated as of May 1, 2020, by and among Francesca’s Holdings Corporation, the other loan parties party thereto and Tiger Finance, LLC, in its capacity as lender (incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-K filed by Francesca’s Holdings Corporation on May 1, 2020)

10.3	Waiver and Letter Agreement, dated as of June 25, 2020, by and among Francesca’s Services Corporation, Francesca’s Collections, Inc., the other loan parties party thereto and JPMorgan Chase Bank, N.A., in its capacity as lender (filed herewith)

10.4	Waiver and Letter Agreement, dated as of June 25, 2020, by and among Francesca’s Holdings Corporation, the other loan parties party thereto and Tiger Finance, LLC, in its capacity as lender (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit No.	Description
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of May 2, 2020, February 1, 2020 and May 4, 2019, (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Ended May 2, 2020 and May 4, 2019, (iii) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Thirteen Weeks Ended May 2, 2020 and May 4, 2019, (iv) Unaudited Consolidated Statements of Cash Flows for the Thirteen Weeks ended May 2, 2020 and May 4, 2019 and (v) the Notes to the Unaudited Consolidated Financial Statements (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Francesca’s Holdings Corporation
(Registrant)

Date: July 28, 2020	/s/ Cindy Thomassee
Cindy Thomassee
Chief Financial Officer
(duly authorized officer and Principal Financial and Accounting Officer)

