Form 10-Q
period 2020-08-01
Francesca's Holdings CORP
filed 2020-09-15
CIK 1399935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 1, 2020

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

The registrant had 3,032,839 shares (excluding 923,287 shares of treasury stock) of its common stock outstanding as of September 1, 2020.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Francesca’s Holdings Corporation

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	August 1, 2020	February 1, 2020	August 3, 2019
ASSETS
Current assets:
Cash and cash equivalents	$20,204	$17,839	$21,962
Accounts receivable	16,688	3,743	7,987
Inventories	22,947	31,636	30,942
Prepaid expenses and other current assets	8,945	12,325	10,759
Total current assets	68,784	65,543	71,650
Operating lease right-of-use assets, net	186,135	208,503	230,295
Property and equipment, net	44,476	51,469	61,874
Other assets, net	9,053	3,093	4,197

TOTAL ASSETS	$308,448	$328,608	$368,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,642	$10,823	$18,773
Accrued liabilities	10,394	12,410	12,398
Current portion of long-term debt	12,146	8,936	-
Current portion of operating lease liabilities	57,724	48,691	49,937
Total current liabilities	107,906	80,860	81,108
Operating lease liabilities	185,761	200,938	213,870
Long-term debt, net	-	-	10,000
Other liabilities	433	284	61
Total liabilities	294,100	282,082	305,039

Commitments and contingencies

Stockholders’ equity:
Common stock – $0.01 par value, 80.0 million shares authorized; 4.0 million at each August 1, 2020, February 1, 2020 and August 3, 2019	40	40	40
Additional paid-in capital	113,425	113,101	112,869
Retained earnings	60,904	93,406	110,089
Treasury stock, at cost – 0.9 million shares at each of August 1, 2020, February 1, 2020, and August 3, 2019	(160,021)	(160,021)	(160,021)
Total stockholders’ equity	14,348	46,526	62,977

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$308,448	$328,608	$368,016

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales	$75,723	$105,972	$119,476	$193,097
Cost of goods sold and occupancy costs	62,453	65,469	109,077	122,267
Gross profit	13,270	40,503	10,399	70,830
Selling, general and administrative expenses	26,018	38,935	50,969	78,929
Asset impairment charges	-	189	7,472	189
(Loss) income from operations	(12,748)	1,379	(48,042)	(8,288)
Interest expense	457	152	886	325
Other income	(25)	(259)	(84)	(372)
(Loss) income before income tax expense (benefit)	(13,180)	1,486	(48,844)	(8,241)
Income tax expense (benefit)	3,980	(326)	(16,342)	96
Net (loss) income	$(17,160)	$1,812	$(32,502)	$(8,337)

Basic (loss) income per common share	$(5.80)	$0.62	$(11.06)	$(2.87)
Diluted (loss) income per common share	$(5.80)	$0.61	$(11.06)	$(2.87)

Weighted average shares outstanding:
Basic shares	2,959	2,907	2,939	2,904
Diluted shares	2,959	2,960	2,939	2,904

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional		Treasury	Total
Fiscal Year 2020	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings	Stock, at Cost	Stockholders' Equity
Balance, February 1, 2020	3,036	$40	$113,101	$93,406	$(160,021)	$46,526
Net loss	-	-	-	(15,342)	-	(15,342)
Stock-based compensation	-	-	211	-	-	211
Restricted stocks forfeited	(2)	-	-	-	-	-
Balance, May 2, 2020	3,034	40	113,312	78,064	(160,021)	31,395
Net loss	-	-	-	(17,160)	-	(17,160)
Stock-based compensation	-	-	113	-	-	113
Restricted stocks forfeitures	(1)	-	-	-	-	-
Balance, August 1, 2020	3,033	40	113,425	60,904	(160,021)	14,348

	Common Stock		Additional		Treasury	Total
Fiscal Year 2019	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings	Stock, at Cost	Stockholders' Equity
Balance, February 2, 2019	2,972	$39	$113,121	$120,251	$(160,021)	$73,390
Cumulative effect adjustment on adoption of new accounting standard	-	-	-	(1,825)	-	(1,825)
Net loss	-	-	-	(10,149)	-	(10,149)
Stock-based compensation	-	-	(271)	-	-	(271)
Restricted stocks forfeited	(14)	-	-	-	-	-
Balance, May 4, 2019	2,958	39	112,850	108,277	(160,021)	61,145
Net income	-	-	-	1,812	-	1,812
Stock-based compensation	-	-	24	-	-	24
Fractional shares cancelled	(1)	-	(4)	-	-	(4)
Restricted stocks issued, net of forfeitures	99	1	(1)	-	-	-
Balance, August 3, 2019	3,056	40	112,869	110,089	(160,021)	62,977

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
Cash Flows Provided by Operating Activities:
Net loss	$(32,502)	$(8,337)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,924	11,320
Operating lease right-of-use asset amortization	21,240	23,273
Stock-based compensation expense	295	(190)
(Gain) loss on sale of assets	(44)	99
Asset impairment charges	7,472	189
Changes in operating assets and liabilities:
Accounts receivable	(12,951)	8,322
Inventories	8,639	(464)
Prepaid expenses and other assets	(3,263)	(373)
Accounts payable	16,619	(3,765)
Accrued liabilities	(2,014)	1,064
Operating lease liabilities	(11,832)	(25,763)
Net cash provided by operating activities	583	5,375

Cash Flows Used in Investing Activities:
Purchases of property and equipment	(1,319)	(3,372)
Proceeds from insurance for damaged boutique	101	-
Net cash used in investing activities	(1,218)	(3,372)

Cash Flows Provided by (Used in) Financing Activities:
Proceeds from borrowings under the revolving credit facility	5,000	5,000
Repayments of borrowings under the revolving credit facility	(2,000)	(5,000)
Payment of debt issuance costs	-	(144)
Net cash provided by (used in) financing activities	3,000	(144)

Net increase in cash and cash equivalents	2,365	1,859
Cash and cash equivalents, beginning of year	17,839	20,103
Cash and cash equivalents, end of period	$20,204	$21,962

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) for income taxes	$126	$(8,601)
Interest paid	$537	$330

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Francesca’s Holdings Corporation is a holding company incorporated in 2007 under the laws of the State of Delaware whose business operations are conducted through its subsidiaries.  Unless the context otherwise requires, the “Company,” refers to Francesca’s Holdings Corporation and its consolidated subsidiaries. The Company operates a nationwide-chain of boutiques providing its customers with a unique, fun and personalized shopping experience. The merchandise assortment the Company offers is a diverse and balanced mix of apparel, jewelry, accessories and gifts at attractive values. The Company aims to offer a differentiated shopping experience and quality, on-trend merchandise at a compelling value, across a wide variety of geographic markets and shopping venues. At August 1, 2020, the Company operated 700 boutiques, which are located in 47 states throughout the United States and the District of Columbia, and also served its customers though www.francescas.com, its ecommerce website.

Going Concern

As previously disclosed, the COVID-19 pandemic has and continues to result in an overall disruption in the Company’s operations and supply chain. As of September 4, 2020, nine boutiques were still temporarily closed, most of which are located in California. The majority of reopened boutiques are operating at reduced capacity and hours in accordance with local regulations. All boutiques strictly adhere to current Centers for Disease Control and Prevention recommendations and local regulations to protect the health and safety of its sales associates and customers. Additionally, as of September 4, 2020, the Company’s ecommerce and distribution facility continue to operate at reduced capacity due to social distancing measures that have been put in place. As a result, the Company’s revenues, results of operations and cash flows continue to be materially adversely impacted, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management continues to take aggressive and prudent actions to drive sales and monetize existing inventory, reduce expenses, and manage cash flows. These actions include making limited payments of accounts payables, paying approximately 50% and 40% of its total lease obligations for the months of August and September of fiscal year 2020, respectively, and limiting new inventory purchases to preserve cash on hand. Additionally, the Company currently expects to continue making partial lease payments for the remainder of fiscal year 2020, subject to negotiations with landlords and cash flows. The Company also expects to receive an income tax refund of $10.7 million related to certain provisions under the Corona Aid, Relief and Economic Security Act (“CARES Act”) during fiscal year 2020. This refund is required to be used to repay any then outstanding borrowings under the Company’s Amended ABL Credit Agreement in accordance with the certain letter agreement entered into between the Company and the Amended ABL Credit Agreement lenders on May 1, 2020. See Note 6, Income Taxes, and Note 7, Credit Facilities, for additional information.

As a result of the challenging conditions described above, the Company has engaged FTI Capital Advisors (“FTI”) to assist with management’s evaluation and pursuit of available strategic alternatives.  The Company, with FTI’s assistance, is evaluating various alternatives to improve its liquidity and financial position, including but not limited to, further lease concessions and deferrals, further reductions of operating and capital expenditures, raising additional capital including seeking a refinancing of the Company’s debt, and restructuring its debt and liabilities through a private restructuring or a restructuring under the protection of applicable bankruptcy laws.  However, there can be no assurance that the Company will be able improve its financial position and liquidity, complete a refinancing, raise additional capital or successfully restructure its indebtedness and liabilities.  The Company’s strategic plans are not yet finalized and are subject to numerous uncertainties including negotiations with creditors and investors and conditions in the credit and capital markets.

There is significant uncertainty around the disruptions related to the COVID-19 pandemic and its impact on the global economy. The Company has experienced, and could continue to experience, other impacts as a result of the COVID-19 pandemic, including, but not limited to, significant impacts on its results of operations and charges from potential adjustments to the carrying amount of its inventory and long-lived asset impairment charges. While the Company anticipates future results of operations will continue to be adversely impacted, the full extent to which the COVID-19 pandemic impacts the Company’s future results will depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity of the COVID-19 pandemic in the United States, actions taken to contain it or treat its impact, resurgence(s) of COVID-19 that occur after the initial outbreak subsides, and how quickly and to what extent normal economic and operating conditions can resume.

The Company’s unaudited consolidated financial statement as of August 1, 2020 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

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

Fiscal Year

The Company maintains its accounts on a 52- or 53-week year ending on the Saturday closest to January 31st. Fiscal years 2020 and 2019 each include 52 weeks of operations. The fiscal quarters ended August 1, 2020 and August 3, 2019 refer to the thirteen week periods ended as of those dates. The year-to-date periods ended August 1, 2020 and August 3, 2019 refer to the twenty-six week periods ended as of those dates.

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

Reclassification

The non-cash amortization of operating lease right-of-use (“ROU”) assets of $23.3 million in the twenty-six weeks ended August 3, 2019 and the asset impairment charges of $0.2 million in the thirteen and twenty-six weeks ended August 3, 2019 have been presented separately in the unaudited consolidated statement of cash flows and unaudited consolidation statements of operations, respectively, to conform to the current period presentation. These reclassifications do not materially impact the unaudited consolidated financial statements for the prior periods presented.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, “Intangibles-Goodwill and Other-Internal-Use-Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted the provisions of this guidance on February 2, 2020 and such adoption did not have a material impact on its consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” The ASU intends to enhance and simplify aspects of the income tax accounting guidance in Accounting Standards Codification 740, “Income Taxes” as part of the FASB's simplification initiative. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2020 with early adoption permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.

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

2.	Revenues

The Company disaggregates net sales into the following major merchandise departments.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
	(in thousands)
Apparel	$39,080	$52,389	$61,164	$94,213
Jewelry	18,272	27,957	28,962	51,835
Accessories	11,424	16,211	18,075	29,851
Gifts	6,839	8,532	10,570	16,375
Others (1)	108	883	705	823
	$75,723	$105,972	$119,476	$193,097

(1)	Includes gift card breakage income, shipping revenue and change in return reserve.

Contract liability

The Company recognizes a contract liability related to its gift cards. The Company accounts for the sale of gift cards as a liability at the time a gift card is sold. The liability is relieved and revenue is recognized upon redemption of the gift card. The Company’s gift cards do not have an expiration date. Income from gift card breakage is estimated based on historical redemption patterns and recognized over the historical redemption period. Liability for unredeemed gift cards totaled $3.2 million, $4.1 million, and $4.0 million as of August 1, 2020, February 1, 2020, and August 3, 2019, respectively. Unredeemed gift cards at the end of the prior fiscal year recognized in revenues during the thirteen and twenty-six weeks ended August 1, 2020 totaled $0.6 million and $1.5 million, respectively, and for the thirteen and twenty-six weeks ended August 3, 2019 totaled $1.3 million and $3.1 million, respectively.

3.	(Loss) Income Per Share

(Loss) income per common share amounts are calculated using the weighted-average number of common shares outstanding for the period. Diluted (loss) income per common share amounts are calculated using the weighted-average number of common shares outstanding for the period and include the dilutive impact of restricted stock awards, restricted stock units and stock option grants using the treasury stock method. The following table summarizes the potential dilution that could occur if stock options to acquire common stock were exercised or if the restricted stock grants were fully vested and reconciles the weighted-average common shares outstanding used in the computation of basic and diluted (loss) income per common share.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(17,160)	$1,812	$(32,502)	$(8,337)

Denominator
Weighted-average common shares outstanding - basic	2,959	2,907	2,939	2,904
Restricted stocks awards, restricted stock units and stock options	- (1)	53	- (1)	- (1)
Weighted-average common shares outstanding - diluted	2,959	2,960	2,939	2,904

Per common share:
Basic (loss) income per common share	$(5.80)	$0.62	$(11.06)	$(2.87)
Diluted (loss) income per common share	$(5.80)	$0.61	$(11.06)	$(2.87)

(1)	Due to the Company being in a net loss position in the thirteen and twenty-six weeks ended August 1, 2020 and twenty-six weeks ended August 3, 2019, no restricted stocks and stock options were included in the computation of diluted (loss) income per common share as their effect would have been anti-dilutive.

Potentially issuable shares under the Company’s stock-based compensation plans, which amounted to 0.3 million shares in each of the thirteen and twenty-six weeks ended August 1, 2020 and 0.1 million shares in each of the thirteen and twenty-six weeks ended August 3, 2019, were excluded in the computation of diluted (loss) income per common share due to their anti-dilutive effect. The Company also excluded contingently issuable performance-based awards totaling 0.1 million in each of the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019 from the computation of diluted earnings per share because the pre-established goals had not been satisfied as of the end of each period.

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

5.	Asset Impairment Charges

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

Based on the results of such assessment, the Company recorded non-cash asset impairment charges of $7.5 million in the twenty-six weeks ended August 1, 2020. Of the total amount, $6.8 million was related to the write-down of operating lease ROU assets for 107 underperforming boutiques and $0.7 million was related to the write-down of property and equipment for 41 underperforming boutiques. No asset impairment charges were recorded in the thirteen weeks ended August 1, 2020. This compares to non-cash asset impairment charges of $0.2 million recorded in the thirteen and twenty-six weeks ended August 3, 2019.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

6.	Income Taxes

The effective income tax expense (benefit) rates for the thirteen and twenty-six weeks ended August 1, 2020 were 30.2% and (33.5)%, respectively. The Company expects that any net operating loss generated for tax purposes for fiscal year 2020 will be carried back to prior years as allowed under the CARES Act and the Company will be entitled to an income tax refund when it files its fiscal year 2020 income tax return. An income tax benefit is currently reflected in the Company’s estimated annual effective tax rate for fiscal year 2020. Additionally, the income tax benefit for the twenty-six weeks ended August 1, 2020 included a $10.7 million income tax refund filed with the IRS in April 2020 related to net operating loss for fiscal year 2018 that may be carried back to prior years also under the CARES Act. The income tax (benefit) expense for the thirteen and twenty-six weeks August 3, 2019 were immaterial due to the full valuation allowance provided on the Company’s net deferred tax assets during fiscal year 2019.

As of August 1, 2020 and August 3, 2019, the Company had $17.3 million and $1.9 million of income tax receivable, respectively. Of the total income tax receivable as of August 1, 2020, $10.7 million is related to the income tax refund under the CARES Act discussed above and is included in accounts receivable in the unaudited consolidated balance sheet while $6.6 million is for the net operating loss carryback for fiscal years 2019 and 2020 that the Company intends to carry back to prior years under the CARES Act and is included in other assets in the unaudited consolidated balance sheet.

7.	Credit Facilities

The Company’s credit facilities and outstanding borrowings consisted of the following:

	August 1, 2020	February 1, 2020	August 3, 2019
	(in thousands)
Asset based revolving credit facility	$3,000	$-	$10,000
Term loan	10,000	10,000	-
Unamortized debt issuance costs	(854)	(1,064)	-
Total long-term debt, net	12,146	8,936	-
Less: Current portion of long-term debt	(12,146)	(8,936)	-

Total long-term debt, net of current portion	$-	$-	$10,000

Asset Based Revolving Credit Facility

On May 25, 2018, Francesca’s Holdings Corporation (the “Holdings”), as guarantor, certain of its subsidiaries, as borrowers (the “Borrowers”), and certain of its subsidiaries as guarantors (together with Holdings, and the Borrowers, the “Loan Parties”), entered into an asset based revolving credit agreement (the “ABL Credit Agreement”) with JPMorgan Chase Bank, N.A., (“JPMorgan”) as administrative agent and the lenders party thereto. The ABL Credit Agreement provided for Aggregate Revolving Commitments (as defined in the ABL Credit Agreement) of $50.0 million (including up to $10.0 million for letters of credit) and was scheduled to mature on May 25, 2023.

On August 13, 2019, concurrent with entering into the Term Loan Credit Agreement (described below), the Borrowers entered into the first amendment to ABL Credit Agreement (the “First Amendment to ABL Credit Agreement”), which amends the Company’s existing ABL Credit Agreement (the ABL Credit Agreement, as amended by the First Amendment to ABL Credit Agreement, the “Amended ABL Credit Agreement”). The Amended ABL Credit Agreement provided for Aggregate Revolving Commitments (as defined in the Amended ABL Credit Agreement) of $40.0 million and matures on the earlier of (a) May 23, 2023 and (b) the date that is 90 days prior to any scheduled maturity of the Term Loan. Although the maturity of borrowings under the Amended ABL Credit Agreement is currently beyond 12 months from the balance sheet date, the Company classified the outstanding amount as current liability in the unaudited consolidated balance sheet as of August 1, 2020 due to uncertainties concerning the Company’s future liquidity and on-going covenant compliance under the Amended ABL Credit Agreement as a result of the impact of the COVID-19 pandemic on the Company’s business.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

The inclusion of a going concern qualification in the report of the Company’s independent registered public accountant on its accompanying financial statements for the fiscal year ended February 1, 2020 and the Company’s non-payment of rent at its leased locations for the months of April, May, and June of fiscal year 2020 resulted in a violation of certain covenants under its Amended ABL Credit Agreement and Term Loan Credit Agreement. On May 1, 2020, the Company entered into a letter agreement (the “First JPM Letter Agreement”) in connection with its Amended ABL Credit Agreement and a letter agreement (the “First Tiger Letter Agreement”) in connection with its Term Loan Credit Agreement, in each case, to obtain a waiver from its lenders of any default or event of default arising from its failure to (i) deliver annual audited consolidated financial statements for the fiscal year ended February 1, 2020 without a “going concern” or a like qualification or exception and (ii) pay rent on leased locations for the months of April, May, and June 2020. The First JPM Letter Agreement and the First Tiger Letter Agreement contain certain conditions and covenants, including that, in the case of the First JPM Letter Agreement, the Company is required to use the entire $10.7 million income tax refund requested under the CARES Act to repay any then outstanding borrowings under the Amended ABL Credit Agreement and providing that no loans will be made under the ABL Credit Agreement unless the Company’s aggregate amount of cash and cash equivalents is less than $3.0 million.

As a result of the delayed filing of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2020, on June 25, 2020, the Borrowers entered into a letter agreement (the “Second JPM Letter Agreement”) in connection with its Amended ABL Credit Agreement to amend the Amended ABL Credit Agreement to grant the Borrowers a 45 day extension to deliver quarterly consolidated financial statements for the fiscal quarter ended May 2, 2020 and waive any Default (as defined in the Amended ABL Credit Agreement) arising from the failure of the Borrowers to timely deliver quarterly consolidated financial statements for the fiscal quarter ended May 2, 2020. The Company delivered its financial statements for the fiscal quarter ended May 2, 2020 to JPMorgan and Tiger Finance, LLC on July 31, 2020. Additionally, the Second JPM Letter Agreement also amended the Amended ABL Credit Agreement to lower the minimum amount of Liquidity (as defined in the Amended ABL Credit Agreement) that triggers a Dominion Period (as defined in the Amended ABL Credit Agreement) from $15.0 million to $10.0 million and remove the requirement that unrestricted cash and cash equivalents not exceed 80% of total Liquidity, in each case, for a period of 60 days after the date of the Second JPM Letter Agreement.

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

As of August 1, 2020, the Company had $1.0 million of combined borrowing base availability under the Amended ABL Credit Agreement and the Term Loan Credit Agreement, subject to compliance with the covenants under the ABL Credit Agreement and First JPM Letter Agreement, including that no loans will be made under the ABL Credit Agreement unless the Company’s aggregate amount of cash and cash equivalents is less than $3.0 million. The average effective interest rate for borrowings under the Amended ABL Credit Agreement was 3.0% in each of the thirteen and twenty-six weeks ended August 1, 2020 and was 4.2% in each of the thirteen and twenty-six weeks ended August 3, 2019.

Term Loan Credit Agreement

On August 13, 2019, the Loan Parties, entered into the Term Loan Credit Agreement (“Term Loan Credit Agreement”) with Tiger Finance, LLC, as administrative agent and the lenders party thereto. The Term Loan Credit Agreement provides for an aggregate term loan of $10.0 million and matures on August 13, 2022. Although the maturity of the Term Loan Credit Agreement is beyond 12 months from the balance sheet date, the Company classified the outstanding amount as current liability in the unaudited consolidated balance sheet as of August 1, 2020 due to uncertainties concerning the Company’s future liquidity and on-going covenant compliance as a result of the impact of the COVID-19 pandemic on the Company’s business.

On May 1, 2020, the Company entered into the First Tiger Letter Agreement with similar terms as the First JPM Letter Agreement described in the “Asset Based Revolving Credit Facility” section above. Additionally, in connection with the delayed filing of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2020, on June 25, 2020, the Borrowers entered into a letter agreement in connection with its Term Loan Credit Agreement (the “Second Tiger Letter Agreement”) with similar terms to the Second JPM Letter Agreement described in the “Asset Based Revolving Credit Facility” section above.

As of August 1, 2020, the Company had $1.0 million in combined borrowing base availability under the Amended ABL Credit Agreement and the Term Loan Credit Agreement, subject to compliance with the covenants under the Term Loan Credit Agreement, ABL Credit Agreement, First Tiger Letter Agreement and First JPM Letter Agreement, including that no loans will be made under the ABL Credit Agreement unless the Company’s aggregate amount of cash and cash equivalents is less than $3.0 million. For each of the thirteen and the twenty-six weeks ended August 1, 2020, the average effective interest rate for borrowings under the Term Loan Credit Agreement was 10.0%.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

8.	Stockholder Rights Plan

On July 31, 2019, the Board of Directors of the Company adopted a limited duration stockholder rights plan (the “Rights Plan”) with an expiration date of August 1, 2022 and an ownership trigger threshold of 15%, subject to certain exceptions.  In connection with the Rights Plan, the Board of Directors authorized and declared a dividend to the Company’s stockholders of record at the close of business on August 15, 2019 of one preferred share purchase right (a “Right”) to purchase one five-thousandth (subject to adjustment) of one share of Series A Junior Participating Preferred Stock, $0.01 par value per share of the Company (the “Preferred Stock”) for each outstanding share of the Company’s common stock.

On July 31, 2020, the Board of Directors of the Company adopted an amendment to the Rights Plan accelerating the expiration of the Rights from 5:00 p.m. ET, on August 1, 2022, to 5:00 p.m. ET, on August 1, 2020 as a result of the Company’s shareholders voting against the ratification of the Rights Plan during the Company’s 2020 annual meeting of shareholders, which was held on July 27, 2020. No shares of Preferred Stock were issued and outstanding at the time the Rights expired.

9.	Stock-based Compensation

Stock-based compensation cost is measured at the grant date fair value and is recognized as an expense on a straight-line basis over the employee’s requisite service period. The Company recognized stock-based compensation expense of $0.2 million and $0.3 million in the thirteen and twenty-six weeks ended August 1, 2020, respectively. Stock-based compensation expense during the thirteen weeks ended August 3, 2019 was less than $0.1 million and a net reversal of previously accrued stock-based compensation of $0.2 million during the twenty-six weeks ended August 3, 2019.

Management Awards

The Company granted 0.4 million and 0.3 million of restricted stock units (“RSU”) in the twenty-six weeks ended August 1, 2020 and August 3, 2019, respectively, to certain executives and key employees. Of the total units awarded in fiscal year 2020, 40% of the total units or shares awarded were in the form of performance-based (“PSU”) while the remaining 60% were in the form of time-based restricted stock units (“TSUs”). Of the total units awarded in 2019, 50% of the units awarded were in the form of PSUs while the remaining 50% were in the form TSUs. The number of PSUs that may ultimately vest will be equal to 0% to 150% of the target units or shares awarded subject to the achievement of pre-established performance goals and the employee’s continued employment through the third anniversary of the grant date. The TSUs granted in 2020 will vest in three equal installments on each anniversary of the award date while the RSUs granted in fiscal year 2019 will vest in one installment on the third anniversary of the award date.

At the end of each reporting period, the Company assessed the probability of achieving the pre-established performance conditions related to then outstanding PSUs and PSAs and adjusted stock-based compensation expense based on the results of such assessment.

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

As previously disclosed, the Company deferred its lease payments for April, May, and June of fiscal year 2020 on all of its leased locations in order to preserve its liquidity. As of August 1, 2020, the Company has substantially completed the negotiation with its landlords to secure rent abatements and / or deferrals for such months. The terms of rent abatements and / or deferrals vary by landlord; however, most rent deferrals negotiated are payable in equal monthly installments over a twelve month period beginning on January 1, 2021. The Company records the impact of these COVID relief abatements and / or deferrals when the agreement has been fully executed.

In accordance with a Staff Q&A issued by the FASB in April 2020, COVID-19 related lease abatements and deferrals that do not result in substantial change in the Company’s lease obligations are accounted for as if no changes were made to the lease contracts. As of August 1, 2020, the Company’s deferred lease obligations totaled $12.7 million, which are included in operating lease liabilities in the unaudited consolidated balance sheet, and deferred real estate taxes and insurance totaled $1.9 million, which are included in accounts payable in the unaudited consolidated balance sheet. Additionally, the Company recorded lease abatements of $0.5 million received from certain landlords in the thirteen and twenty-six weeks ended August 1, 2020. While the lease deferrals do not have an impact on GAAP single lease expense, they are expected to have a positive impact on the Company’s cash flows in fiscal year 2020.

Francesca’s Holdings Corporation

Notes to Unaudited Consolidated Financial Statements

Lease abatements and deferrals that result in a substantial change in the Company’s obligations due to additional terms incorporated as part of the COVID relief, including but not limited to lease term extension, were treated as a modification of the lease. While the lease deferrals do not have an impact on GAAP single lease expense, they are expected to have a positive impact on the Company’s cash flows in fiscal year 2020.

The following table presents the components of the Company’s operating lease costs for the period presented.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
	(in thousands, except per share data)
Operating lease costs	$13,195	$15,322	$27,944	$30,471
Variable lease costs(1)	(36)	244	231	468
	$13,159	$15,566	$28,175	$30,939

(1)	Includes COVID-19 related lease abatements of $0.5 million for the thirteen and twenty-six weeks ended August 1, 2020.

The weighted average remaining operating lease term was 5.4 years and 6.0 years as of August 1, 2020 and August 3, 2019, respectively, and the weighted average discount rate for operating leases was 7.3% and 5.6% over the same period, respectively. Cash paid for operating leases included in the measurement of lease liabilities, including interest, totaled $19.1 million and $32.5 million for the twenty-six weeks ended August 1, 2020 and August 3, 2019, respectively.

As of August 1, 2020, the maturities of lease liabilities were as follows:

Maturities of lease liabilities
Remainder of 2020	$43,172
2021	58,259
2022	50,329
2023	43,434
2024	35,833
Thereafter	60,239
Total lease payments	291,266
Less: Interest	47,781
Present value of lease liabilities	$243,485

As of August 1, 2020, the minimum rental commitments for operating lease contracts that have not yet commenced was $3.2 million while its lease terms were 10 years.

11.	Contingencies

On January 27, 2017, a purported collective action lawsuit entitled Meghan Magee, et al. v. Francesca’s Holdings Corp., et al. was filed in the United States District Court for the District of New Jersey, Camden Vicinage against the Company for alleged violations of federal and state wage and hour laws. After substitution of a named plaintiff, the lawsuit is now captioned, Danielle Prulello, et al. v. Francesca’s Holding Corp., et al. On November 6, 2018, the court conditionally certified the collective action. On June 15, 2020, the court dismissed the claims of 151 plaintiffs pursuant to the Company’s motion to compel these plaintiffs to arbitration. The Company believes that the allegations contained in the lawsuit are without merit and intends to vigorously defend itself against all claims asserted therein. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time and, as such, the Company has not recorded an accrual for any possible loss.

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. These risks and uncertainties include, but are not limited to, the following: our business is subject to the risk that our exploration of strategic alternatives may not improve our liquidity or financial position; risks arising from the COVID-19 pandemic and our ability to begin and continue making contractual rent payments as required under the terms of the agreements governing our boutique and distribution facility leases or to secure relief from our landlords for such payments, , including the related impact on our liquidity, changes in commercial and consumer spending and economic conditions generally, the duration or reinstitution of government-mandated and voluntary shutdowns and the speed with which our boutiques can safely be reopened and our ecommerce and distribution facilities can return to normal capacity and the level of customer demand following reopening; our ability to continue as a going concern; our ability to satisfy covenant requirements under our Amended ABL Credit Agreement and Term Loan Credit Agreement and to make payments of principal and interest as they come due; the risk that we may not be able to successfully execute our turnaround plan; the risk that we cannot anticipate, identify and respond quickly to changing fashion trends and customer preferences or changes in consumer environment, including changing expectations of service and experience in boutiques and online, and evolve our business model; our ability to attract a sufficient number of customers to our boutiques or sell sufficient quantities of our merchandise through our ecommerce website; our ability to successfully open, close, refresh, and operate new boutiques each year; our ability to efficiently source and distribute additional merchandise quantities necessary to support our growth; and the impact of potential tariff increases or new tariffs. For additional information regarding these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward looking statements, please refer to “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 and filed with the Securities and Exchange Commission (“SEC”) on May 1, 2020 (“Fiscal Year 2019 10-K”), “Item 1A. Risk Factors” in this report, and any risk factors contained in subsequent Quarterly Reports on Form 10-Q or other filings we file with the SEC, as well as our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Fiscal Year 2019 10-K.

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

francesca’s® is a specialty retailer which operates a nationwide-chain of boutiques providing customers a unique, fun and personalized shopping experience. The merchandise assortment we offer is a diverse and balanced mix of apparel, jewelry, accessories and gifts. We aim to offer a differentiated shopping experience and quality, on-trend merchandise at a compelling value, across a wide variety of geographic markets and shopping venues. As of August 1, 2020, francesca’s® operated 700 boutiques in 47 states throughout the United States and the District of Columbia and also served its customers through www.francescas.com, our ecommerce website. The information contained on our ecommerce website is not incorporated by reference into this Quarterly Report on Form 10-Q and you should not consider information contained on our ecommerce website to be part of this Quarterly Report on Form 10-Q.

Recent Developments

As previously disclosed, the COVID-19 pandemic has and continues to result in an overall disruption in our operations and supply chain. As of September 4, 2020, nine boutiques were still temporarily closed, most of which are located in California. The majority of reopened boutiques are operating at reduced capacity and hours in accordance with local regulations. All boutiques strictly adhere to current Centers for Disease Control and Prevention recommendations and local regulations to protect the health and safety of our sales associates and customers. Additionally, as of September 4, 2020, our ecommerce and distribution facility continue to operate at reduced capacity due to social distancing measures that have been put in place. As a result, our revenues, results of operations and cash flows continue to be materially adversely impacted which raises substantial doubt about our ability to continue as a going concern.

We continue to take aggressive and prudent actions to drive sales and monetize existing inventory, reduce expenses, and manage cash flows. These actions include making limited payments of accounts payables, paying approximately 50% and 40% of our total lease obligations for the months of August and September of fiscal year 2020, respectively, and limiting new inventory purchases to preserve cash on hand. Additionally, we currently expect to continue making partial lease payments for the remainder of the fiscal year, subject to negotiations with our landlords and cash flows. We also expect to receive an income tax refund of $10.7 million related to certain provisions under the Corona Aid, Relief, and Economic Security Act (“CARES Act”) during fiscal year 2020. This refund is required to be used to repay any then outstanding borrowings under the Company’s Amended ABL Credit Agreement in accordance with the certain letter agreement entered into between the Company and the Amended ABL Credit Agreement lenders on May 1, 2020.

As of September 4, 2020, our cash and cash equivalents totaled $18.2 million. Further, as of September 4, 2020, we had $12.2 million of borrowings outstanding, net of $0.8 million in debt issuance costs, with $3.0 million in combined borrowing base availability under our ABL Credit Agreement and Term Loan Credit Agreement (discussed below). Our borrowing availability is subject to compliance with the covenants under the Amended ABL Credit Agreement, First JPM Letter Agreement, and Second JPM Letter Agreement (all of which are discussed below), including that no loans will be made under the Amended ABL Credit Agreement unless our aggregate amount of cash and cash equivalents is less than $3.0 million.

As previously disclosed, we deferred lease payments for April, May, and June of fiscal year 2020 on all our leased locations in order to preserve our liquidity. As of August 1, 2020, we have substantially completed the negotiation with our landlords to secure rent abatements and / or deferrals for such months. The terms of rent abatements and / or deferrals vary by landlord; however, most rent deferrals are payable in equal monthly installments over a twelve month period beginning on January 1, 2021.We record the impact of these rent abatements and deferrals when the agreement has been fully executed. We are currently in negotiations with our landlords to secure additional rent abatements and / or deferrals for our partial lease payments for August and September of fiscal year 2020 and will continue to engage in such negotiations for any partial lease payments made for the remainder of the fiscal year.

In accordance with a Staff Q&A issued by the Financial Accounting Standards Board in April 2020, COVID-19 related lease abatements and deferrals that do not result in substantial change in our lease obligations are accounted for as if no changes were made to the lease contracts. As of August 1, 2020, our deferred lease obligations totaled $12.7 million, which are included in operating lease liabilities on the unaudited consolidated balance sheet, and our deferred real estate taxes and insurance totaled $1.9 million, which are included in accounts payable in the unaudited consolidated balance sheet. Additionally, we recorded $0.5 million of lease abatements from certain landlords during the thirteen and twenty-six weeks ended August 1, 2020. While the lease deferrals do not have an impact on GAAP single lease expense, they are expected to have a positive impact on our cash flows in fiscal year 2020.

Lease abatements and deferrals that result in substantial change in our obligations due to additional terms incorporated as part of the COVID relief, including but not limited to lease term extension, were treated as a modification of the lease. While the lease deferrals do not have an impact on GAAP single lease expense, they are expected to have a positive impact on our cash flows in fiscal year 2020.

The COVID-19 pandemic has also resulted in lower than expected sales and profitability for our boutiques as a result of a decrease in boutique traffic and the temporary boutique closures which indicates that our long-lived assets may be impaired. As a result of our asset impairment assessments, we recorded $7.5 million of non-cash asset impairment charges in the twenty-six weeks ended August 1, 2020. Of the total amount, $6.8 million was related to the write-down of operating lease right-of-use (“ROU”) assets for 107 underperforming boutiques and $0.7 million was related to the write-down of property and equipment for 41 underperforming boutiques. No asset impairment charges were recorded in the thirteen weeks ended August 1, 2020.

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

On May 1, 2020, we entered into a letter agreement (the “First JPM Letter Agreement”) in connection with our Amended ABL Credit Agreement (as defined below) and a letter agreement (the “First Tiger Letter Agreement”) in connection with our Term Loan Credit Agreement (as defined below), in each case, to obtain a waiver from our lenders of any default or event of default arising from our failure to (i) deliver annual audited consolidated financial statements for the fiscal year ended February 1, 2020 without a “going concern” or a like qualification or exception and (ii) pay rent on leased locations for the months of April, May, and June of fiscal year 2020. The First JPM Letter Agreement and the First Tiger Letter Agreement contain certain conditions and covenants, including that, in the case of the First JPM Letter Agreement, we are required to use the entire $10.7 million income tax refund requested under the CARES Act to repay any then outstanding borrowings under the Amended ABL Credit Agreement and providing that no loans will be made under the ABL Credit Agreement unless our aggregate amount of cash and cash equivalents is less than $3.0 million.

In addition, as a result of the delayed filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2020, on June 25, 2020, the Borrowers (as defined below) entered into a letter agreement (the “Second JPM Letter Agreement”) in connection with its Amended ABL Credit Agreement to amend the Amended ABL Credit Agreement to grant the Borrowers a 45 day extension to deliver quarterly consolidated financial statements for the fiscal quarter ended May 2, 2020 and waive any Default (as defined in the Amended ABL Credit Agreement) arising from the failure of the Borrowers to timely deliver quarterly consolidated financial statements for the fiscal quarter ended May 2, 2020. We delivered our financial statements for the fiscal quarter ended May 2, 2020 to JPMorgan and Tiger Finance, LLC on July 31, 2020. Additionally, the Second JPM Letter Agreement also amends the Amended ABL Credit Agreement to lower the minimum amount of Liquidity (as defined in the Amended ABL Credit Agreement) that triggers a Dominion Period (as defined in the Amended ABL Credit Agreement) from $15.0 million to $10.0 million and remove the requirement that unrestricted cash and cash equivalents not exceed 80% of total Liquidity, in each case, for a period of 60 days after the date of the Second JPM Letter Agreement. Further, on June 25, 2020, the Borrowers entered into a letter agreement in connection with its Term Loan Credit Agreement (the “Second Tiger Letter Agreement”) with similar terms to the Second JPM Letter Agreement discussed in this paragraph.

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

During the thirteen weeks ended August 1, 2020, our net sales decreased 29% to $75.7 million from $106.0 million, loss from operations increased by $14.1 million from an income from operations of $1.4 million to a loss of $12.7 million, and net income decreased to a net loss of $17.2 million, or $5.80 loss per diluted share, from a net income of $1.8 million, or $0.61 earnings per diluted share over the comparable prior year period.

During the twenty-six weeks ended August 1, 2020, our net sales decreased 38% to $119.5 million from $193.1 million, loss from operations increased by $39.8 million from $8.3 million to $48.0 million, and net loss increased to $32.5 million, or $11.06 loss per diluted share, from $8.3 million, or $2.87 loss per diluted share, over the comparable prior year period.

As a result of the challenging conditions described above, we have engaged FTI Capital Advisors (“FTI”) to assist with management’s evaluation and pursuit of available strategic alternatives.  We, with FTI’s assistance, are evaluating various alternatives to improve our liquidity and financial position, including but not limited to, further lease concessions and deferrals, further reductions of operating and capital expenditures, raising additional capital including seeking a refinancing of our debt, and restructuring our debt and liabilities through a private restructuring or a restructuring under the protection of applicable bankruptcy laws.  However, there can be no assurance that we will be able improve our financial position and liquidity, complete a refinancing, raise additional capital or successfully restructure our indebtedness and liabilities.  Our strategic plans are not yet finalized and are subject to numerous uncertainties including negotiations with creditors and investors and conditions in the credit and capital markets.

Results of Operations

The following represents operating data for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 3, 2019	August 3, 2019	August 3, 2019
Net sales change for period	(29)%	(6)%	(38)%	(10)%
Comparable sales results for the period (1)(2)	(5)%	(5)%	(4)%	(9)%
Number of boutiques open at end of period	700	718	700	718
Net sales per average square foot for period (3)	$73	$101	$115	$184
Average square feet per boutique (4)	1,465	1,459	1,465	1,459
Total gross square feet at end of period	1,025,000	1,047,000	1,025,000	1,047,000

(1)	A boutique is included in comparable sales on the first day of the fifteenth full month following the boutique’s opening. If a boutique is closed for four or more days within a given fiscal week for any reason, we exclude sales from that boutique from comparable sales for that full fiscal week. If a boutique is permanently closed, we exclude sales from that boutique from comparable sales on the first day of the fiscal month that it did not register full month of sales. Comparable sales include our ecommerce sales and exclude gift card breakage income.

(2)	Comparable sales for the thirteen and twenty-six weeks ended August 1, 2020 excludes boutique sales during the weeks in which a boutique was temporarily closed for four or more days of a week due to the COVID-19 pandemic and includes ecommerce sales for the full thirteen and twenty-six weeks ended August 1, 2020.

(3)	Net sales per average square foot is calculated by dividing net sales for the period by the average square feet during the period. For purposes of providing net sales per square foot measure, we use average square feet during the period as opposed to total gross square feet at the end of the period. For individual quarterly periods, average square feet is calculated as (a) the sum of total gross square feet at the beginning and end of the period divided by (b) two. For periods consisting of more than one fiscal quarter, average square feet is calculated as (a) the sum of total gross square feet at the beginning of the period and total gross square feet at the end of each fiscal quarter within the period, divided by (b) the number of fiscal quarters within the period plus one (which, for a fiscal year, is five). There may be variations in the way in which some of our competitors and other retailers calculate sales per square foot or similarly titled measures. As a result, average square feet and net sales per average square foot for the period may not be comparable to similar data made available by other retailers.

(4)	Average square feet per boutique is calculated by dividing total gross square feet at the end of the period by the number of boutiques open at the end of the period.

Boutique Count

The following table summarizes the number of boutiques open at the beginning and end of the periods indicated.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Number of boutiques open at beginning of period	703	722	711	727
Boutiques added	1	1	1	4
Boutiques closed	(4)	(5)	(12)	(13)
Number of boutiques open at the end of period	700	718	700	718

Thirteen Weeks Ended August 1, 2020 Compared to Thirteen Weeks Ended August 3, 2019

	Thirteen Weeks Ended
	August 1, 2020		August 3, 2019		Variance
	In USD	As a % of Net Sales (1)	In USD	As a % of Net Sales (1)	In USD	%	Basis Points
	(in thousands, except percentages and basis points)
Net sales	$75,723	100.0%	$105,972	100.0%	$(30,249)	(29)%	-
Cost of goods sold and occupancy costs	62,453	82.5%	65,469	61.8%	(3,016)	(5)%	2,070
Gross profit	13,270	17.5%	40,503	38.2%	(27,233)	(67)%	(2,070)
Selling, general and administrative expenses	26,018	34.4%	38,935	36.7%	(12,917)	(33)%	(240)
Asset impairment charges	-	0.0%	189	0.2%	(189)	(100)%	(20)
(Loss) income from operations	(12,748)	(16.8)%	1,379	1.3%	(14,127)	(1,024)%	(1,810)
Interest expense	457	0.6%	152	0.1%	305	201%	50
Other income	(25)	(0.0)%	(259)	(0.2)%	(234)	(90)%	(20)
Loss (income) before income tax expense (benefit)	(13,180)	(17.4)%	1,486	1.4%	(14,666)	(987)%	(1,880)
Income tax expense (benefit)	3,980	5.3%	(326)	(0.3)%	4,306	1,321%	560
Net (loss) income	$(17,160)	(22.7)%	$1,812	1.7%	$(18,972)	(1,047)%	(2,440)

(1)	Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales decreased 29% to $75.7 million in the thirteen weeks ended August 1, 2020 from $106.0 million in the thirteen weeks ended August 3, 2019. This decrease was primarily due to a decrease in traffic and the temporary closure of a majority of our boutiques as a result of the COVID-19 pandemic. As of August 1, 2020, 29 of our boutiques were still temporarily closed, most of which were located in California. This decrease was partially offset by an increase in ecommerce sales due to an increase in conversion rate partially offset by lower average unit retail as a result of aggressive markdowns and promotions.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs decreased 5% to $62.5 million in the thirteen weeks ended August 1, 2020 from $65.5 million in the thirteen weeks ended August 3, 2019. Cost of merchandise and shipping expenses increased by $1.4 million primarily due to increased ecommerce shipping expenses associated with the increase in our ecommerce sales. Occupancy costs decreased by $4.4 million primarily driven by lower boutique lease and depreciation expenses as a result of prior period impairment charges which caused a decrease in the remaining book value of boutique long-lived assets. Additionally, lease expense decreased $1.2 million primarily due to the early termination of certain leases triggered by kick out provisions and COVID-19 related lease abatements received from certain landlords.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 82.5% in the thirteen weeks ended August 1, 2020 from 61.8% in the thirteen weeks ended August 3, 2019, an unfavorable variance of 2,070 basis points. This change was primarily driven by the decrease in merchandise margin as a result of aggressive markdowns and promotions in order to clear aged merchandise and to drive traffic to boutiques and the ecommerce website. Additionally, occupancy costs deleveraged as a result of lower sales but was partially offset by the decrease in lease and depreciation expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 33% to $26.0 million in the thirteen weeks ended August 1, 2020 from $38.9 million in the thirteen weeks ended August 3, 2019. This decrease was primarily due to a $9.6 million decrease in boutique and corporate payroll costs primarily as a result of minimum employee coverage at the boutiques as well as a temporary furlough of substantially all of the Company’s employees during a portion of the quarter, and a $1.7 million decrease in boutique and corporate bonus expenses. Additionally, merchant processing fees decreased $0.5 million due to lower sales, corporate travel expenses decreased $0.4 million as only essential travel occurred as a result of the COVID-19 pandemic, and software and computer services, and corporate depreciation expenses each decreased $0.3 million.

As a percentage of net sales, selling, general and administrative expense decreased to 34.4% in the thirteen weeks ended August 3, 2019 as compared to 36.7% in the thirteen weeks ended August 3, 2019 due to leveraging of expenses.

Income Tax Expense (Benefit)

Income tax expense was $4.0 million while the effective tax rate was 30.2% in the thirteen weeks ended August 1, 2020. We expect that any net operating loss generated for tax purposes for fiscal year 2020 will be carried back to prior years as allowed under the CARES Act and we will be entitled to an income tax refund when we file our fiscal year 2020 income tax return. An income tax benefit is currently reflected in our estimated annual effective tax rate for fiscal year 2020. The income tax benefit in the thirteen weeks ended August 3, 2019 was immaterial due to the full valuation allowance provided on our net deferred tax assets during fiscal year 2019.

Twenty-Six Weeks August 1, 2020 Compared to Twenty-Six Weeks Ended August 3, 2019

	Twenty-Six Weeks Ended
	August 1, 2020		August 3, 2019		Variance
	In USD	As a % of Net Sales (1)	In USD	As a % of Net Sales (1)	In USD	%	Basis Points
	(in thousands, except percentages and basis points)
Net sales	$119,476	100.0%	$193,097	100.0%	$(73,621)	(38)%	-
Cost of goods sold and occupancy costs	109,077	91.3%	122,267	63.3%	(13,190)	(11)%	2,800
Gross profit	10,399	8.7%	70,830	36.7%	(60,431)	(85)%	(2,800)
Selling, general and administrative expenses	50,969	42.7%	78,929	40.9%	(27,960)	(35)%	180
Asset impairment charges	7,472	6.3%	189	0.1%	7,283	3,853%	620
Loss from operations	(48,042)	(40.2)%	(8,288)	(4.3)%	39,754	480%	3,590
Interest expense	886	0.7%	325	0.2%	561	173%	60
Other income	(84)	(0.1)%	(372)	(0.2)%	(288)	(77)%	(10)
Loss before income tax (benefit) expense	(48,844)	(40.9)%	(8,241)	(4.3)%	40,603	493%	3,660
Income tax (benefit) expense	(16,342)	(13.7)%	96	0.0%	(16,438)	(17,123)%	(1,370)
Net loss	$(32,502)	(27.2)%	$(8,337)	(4.3)%	$24,165	290%	2,290

(1)	Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

Net Sales

Net sales decreased 38% to $119.5 million in the twenty-six weeks ended August 3, 2019 from $193.1 million in the twenty-six weeks ended August 3, 2019. This decrease was primarily due to a decrease in traffic as well as temporary closure of our boutiques from March 25, 2020 essentially through the end of the first quarter as a result of the COVID-19 pandemic. As of August 1, 2020, 29 boutiques were still temporarily closed, most of which were located in California. This decrease was partially offset by an increase in our ecommerce sales as our efforts focused on driving ecommerce sales while our boutiques were temporarily closed. As a result, we saw an increase in ecommerce conversion rates but was offset by a decrease in average unit retail as a result of aggressive markdowns and promotions.

Cost of Goods Sold and Occupancy Costs

Cost of goods sold and occupancy costs decreased 11% to $109.1 million in the twenty-six weeks ended August 1, 2020 from $122.3 million in the twenty-six weeks ended August 3, 2019. Cost of merchandise and shipping expenses decreased by $6.9 million primarily due to decreased sales volume, partially offset by increased ecommerce shipping expenses associated with the increase in our ecommerce sales. Occupancy costs decreased by $6.3 million primarily driven by lower boutique lease and depreciation expenses as a result of prior period impairment charges which caused a decrease in the remaining book value of boutique long-lived assets. Additionally, lease expense decreased $1.3 million primarily due to the early termination of certain leases triggered by kick out provisions and COVID-19 related rent abatements received from certain landlords.

As a percentage of net sales, cost of goods sold and occupancy costs increased to 91.3% in the twenty-six weeks ended August 1, 2020 from 63.3% in the twenty-six weeks ended August 3, 2019, an unfavorable variance of 2,800 basis points. This change was primarily driven by the decrease in merchandise margin as a result of aggressive markdowns and promotions to clear aged merchandise and to drive traffic to boutiques and the ecommerce website. Additionally, occupancy costs deleveraged as a result of lower sales but was partially offset by the decrease in lease and depreciation expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 35% to $51.0 million in the twenty-six weeks ended August 1, 2020 from $78.9 million in the twenty-six weeks ended August 3, 2019. This decrease was primarily due to a $21.8 million decrease in boutique and corporate payroll costs primarily as a result of minimum coverage at the boutiques as well as a temporary furlough of substantially all employees during a portion of the year-to-date period, and a $2.7 million decrease in boutique and corporate bonus expenses. Additionally, professional fees decreased $1.3 million as the prior year period included consulting expenses associated with our turnaround plan, merchant processing fees decreased $1.1 million due to lower sales, corporate travel expenses decreased $0.5 million as only essential travel occurred as a result of the COVID-19 pandemic and corporate depreciation expense decreased $0.5 million.

As a percentage of net sales, selling, general and administrative expense increased to 42.7% in the twenty-six weeks ended August 1, 2020 as compared to 40.9% in the twenty-six weeks ended August 3, 2019 due to deleveraging of expenses as a result of lower sales.

Impairment Charges

We recorded non-cash asset impairment charges of $7.5 million in the twenty-six weeks ended August 1, 2020. Of the total amount, $6.8 million were related to the write-down of operating lease ROU assets for 107 underperforming boutiques and $0.7 million were related to the write-down of property and equipment for 41 underperforming boutiques. This compares to $0.2 million of non-cash asset impairment charges in the twenty-six weeks ended August 3, 2019.

Income Tax Expense (Benefit)

Income tax benefit was $16.3 million while the effective income tax benefit rate was 33.5% in the twenty-six weeks ended August 1, 2020. We expect that any net operating loss generated for tax purposes for fiscal year 2020 will be carried back to prior years as allowed under the CARES Act and we will be entitled to an income tax refund when we file our fiscal year 2020 income tax return. An income tax benefit is currently reflected in our estimated annual effective tax rate for fiscal year 2020. Additionally, the income tax benefit for the twenty-six weeks ended August 1, 2020 included a $10.7 million income tax refund filed with the IRS in April 2020 related to net operating loss for fiscal year 2018 that may be carried back to prior years also under the CARES Act. The income tax expense in the twenty-six weeks ended August 3, 2019 was immaterial due to the full valuation allowance provided on our net deferred tax assets during fiscal year 2019.

Sales by Merchandise Department

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 1, 2020		August 3, 2019		August 1, 2020		August 3, 2019
	In Dollars	As a % of Net Sales(1)	In Dollars	As a % of Net Sales(1)	In Dollars	As a % of Net Sales(1)	In Dollars	As a % of Net Sales(1)
	(in thousands, except percentages)
Apparel	$39,080	51.6%	$52,389	49.4%	$61,164	51.2%	$94,213	48.8%
Jewelry	18,272	24.1%	27,957	26.4%	28,962	24.2%	51,835	26.8%
Accessories	11,424	15.1%	16,211	15.3%	18,075	15.1%	29,851	15.5%
Gifts	6,839	9.0%	8,532	8.1%	10,570	8.8%	16,375	8.5%
Other (2)	108	0.2%	883	0.8%	705	0.6%	823	0.4%
	$75,723	100.0%	$105,972	100.0%	$119,476	100.0%	$193,097	100.0%

(1)	Percentage totals in the above table may not equal the sum of the components due to rounding.
(2)	Includes gift card breakage income, shipping and change in return reserve.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our Amended ABL Credit Agreement (see “Asset Based Revolving Credit Facility” below for more information). Our primary cash needs are for funding normal working capital requirements, the operation of our existing boutiques and ecommerce website, the implementation of our turnaround plan, and payments of interest and principal, if any, under our Amended ABL Credit Agreement and Term Loan Credit Agreement (see “Term Loan Credit Agreement” below for more information). We may use cash or our asset based revolving credit facility to issue letters of credit to support merchandise receipts or for other corporate purposes. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable, operating lease liabilities and other current liabilities. Our working capital position benefits from the fact that we generally collect cash from sales to customers the day of or, in the case of credit or debit card transactions, within several days of the related sales and we typically have up to 45 days to pay our inventory vendors and up to 60 days to pay other vendors.

As discussed in the “Overview – Recent Developments,” our revenues, results of operations and cash flows have been materially adversely impacted by the COVID-19 pandemic, which raises substantial doubt about our ability to continue as a going concern for the next twelve months. In response to such events, we continue to take aggressive and prudent actions to drive sales and monetize existing inventory, reduce expenses, and manage cash flows. These actions include making limited payments of accounts payables, paying approximately 50% and 40% of our total lease obligations for the months of August and September of fiscal year 2020, respectively, and limiting new inventory purchases to preserve cash on hand. Additionally, we currently expect to make partial lease payments for the remainder of fiscal year 2020, subject to negotiations with our landlords and cash flows. We also expect to receive an income tax refund of $10.7 million related to certain provisions under the CARES Act during fiscal year 2020. This refund is required to be used to repay any then outstanding borrowings under the Company’s Amended ABL Credit Agreement in accordance with the First JPM Letter Agreement. With the assistance of FTI, we are also evaluating various alternatives to improve our liquidity and financial position. See the “Overview – Recent Developments” above for additional information.

At August 1, 2020, we had $20.2 million of cash and cash equivalents, and $12.1 million of borrowings outstanding, net of $0.9 million in debt issuance costs, and $1.0 million in combined borrowing base availability under our ABL Credit Agreement and Term Loan Credit Agreement. Our borrowing availability is subject to compliance with the covenants under the Amended ABL Credit Agreement, First JPM Letter Agreement, and Second JPM Letter Agreement, including that no loans will be made under the Amended ABL Credit Agreement unless our aggregate amount of cash and cash equivalents is less than $3.0 million.

As of September 4, 2020, our cash and cash equivalents totaled $18.2 million. Further, as of September 4, 2020, we had $12.2 million of borrowings outstanding, net of $0.8 million in debt issuance costs, with $3.0 million in combined borrowing base availability under our ABL Credit Agreement and Term Loan Credit Agreement. Our borrowing availability is subject to compliance with the covenants under the Amended ABL Credit Agreement, First JPM Letter Agreement, and Second JPM Letter Agreement, including that no loans will be made under the Amended ABL Credit Agreement unless our aggregate amount of cash and cash equivalents is less than $3.0 million.

Cash Flow

A summary of our operating, investing and financing activities are shown in the following table:

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
	(in thousands)
Provided by operating activities	$583	$5,375
Used in investing activities	(1,218)	(3,372)
Provided by (used in) financing activities	3,000	(144)
Net increase in cash and cash equivalents	$2,365	$1,859

Operating Activities

Operating activities consist of net (loss) income adjusted for non-cash items, including depreciation and amortization, deferred taxes, and the effect of working capital changes. Net cash provided by operating activities was $0.6 million in the twenty-six weeks ended August 1, 2020 compared to $5.4 million in the twenty-six weeks ended August 3, 2019. This decrease was primarily due to the increase in net loss as a result of the temporary closure of all of our boutiques as a result of the COVID-19 pandemic that lasted substantially through the end of the first quarter of fiscal year 2020 as well as a decrease in boutique traffic. Additionally, income tax receivable increased to $17.3 million as of August 1, 2020 from $1.9 million as of August 3, 2019 due to income tax refunds we expect to receive under the net operating loss carryback provision of the CARES Act. These changes were partially offset by delaying certain payments of our accounts payable and lease obligations in order to preserve our liquidity.

Investing Activities

Investing activities consist primarily of capital expenditures for new boutiques, improvements to existing boutiques, as well as investments in information technology and our distribution facility.

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
	(in thousands)
Capital expenditures for:
Remodels	$-	$1,575
New boutiques	594	620
Existing boutiques	360	738
Technology	341	282
Corporate and distribution	24	157
	$1,319	$3,372

Our total capital expenditures for the twenty-six weeks ended August 1, 2020 and August 3, 2019 were $1.3 million and $3.4 million, respectively. A majority of our spending in the twenty-six weeks ended August 1, 2020 was associated with one boutique opening, which was already set to be opened prior to this fiscal year, and relocation of existing boutiques expected to occur during the remainder of the year. As previously disclosed, we have substantially decreased, and expect to continue to substantially decrease, our investments in new boutiques, remodels and relocations in fiscal year 2020 until the desired results of our turnaround plan are achieved. For the twenty-six weeks ended August 3, 2019, our capital expenditures were mostly related to the payment of prior year accrued constructions costs related to remodels.

All capital expenditures in fiscal year 2020 have been temporarily suspended, except for necessary investments. We expect to resume this spending upon stabilization of our business and the general macro environment.

Financing Activities

Financing activities consist of borrowings and repayments under our Amended ABL Credit Agreement.

Net cash provided by financing activities in the twenty-six weeks ended August 1, 2020 consisted of $5.0 million in borrowings under our Amended ABL Credit Agreement, of which $2.0 million was repaid during the twenty-six weeks ended August 1, 2020. Net cash used in financing activities in the twenty-six weeks ended August 3, 2019 consisted of $5.0 million in borrowings under our ABL Credit Agreement that was subsequently repaid and a $0.1 million payment of debt issuance costs associated with our Term Loan Credit Agreement.

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

Availability under the Amended ABL Credit Agreement is subject to a customary borrowing base, as reasonably determined by the applicable agent, comprised of: (a) a specified percentage of the Borrower’s credit card accounts (as defined in the Amended ABL Credit Agreement); and (b) a specified percentage of the Borrower’s eligible inventory (as defined in the Amended ABL Credit Agreement), and reduced by (c) certain customary reserves and adjustments (as defined in the Amended ABL Credit Agreement). The combined borrowing base is the lesser of (i) the sum of the (a) the Revolving Loan Cap (as defined in the Amended ABL Agreement), which is the lesser of (x) $34.0 million and (y) the borrowing base under the Amended ABL Credit Agreement, plus, (b) any outstanding amount under the Term Loan Credit Agreement and (ii) the Term Loan Credit Agreement borrowing base (described below). On May 1, 2020, we entered into the First JPM Letter Agreement and on June 25, 2020, we entered into the Second JPM Letter Agreement. See the “Overview – Recent Developments” above for additional information.

All obligations of each Loan Party under the Amended ABL Credit Agreement continue to be unconditionally guaranteed by the Company and each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries, including the Borrowers. All obligations under the Amended ABL Credit Agreement, and the guarantees of those obligations (as well as banking services obligations and any interest rate hedging or other swap agreements), are secured by substantially all of the assets of the Company and each of the Company’s existing and future direct and indirect wholly owned domestic subsidiaries. Additionally, the Amended ABL Credit Agreement contains customary events of default and requires the Loan Parties to comply with certain financial covenants, including a restriction on the amount of capital expenditures that the Loan Parties may make through 2021, subject to certain exceptions. In addition, the Company may declare or make dividend payments, subject to the satisfaction of the Payment Conditions (as defined in the Amended ABL Credit Agreement). The Amended ABL Credit Agreement also requires that the auditor’s report on our audited financial statements does not contain a “going concern” or like qualification or exception. We obtained a waiver of such requirement for fiscal year 2019 in connection with the First JPM Letter Agreement and First Tiger Letter Agreement. See the “Overview – Recent Developments” section above for additional information.

Borrowings under the Amended ABL Credit Agreement bear interest at a rate equal to an applicable margin plus, at the option of the Borrowers, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the federal funds rate plus 1/2 of 1.00%, and (3) LIBOR for an interest period of one month plus 1.00% (subject to a 0.0% LIBOR floor), provided that that the interest rate for base rate borrowings (including the addition of the applicable margin) shall be no less than 1.50% per annum, or (b) in the case of LIBOR borrowings, a rate equal to the LIBOR for the interest period relevant to such borrowing subject to a 0.00% floor. The applicable margin for borrowings under the Amended ABL Credit Agreement ranges from -0.50% to 0.00% per annum with respect to base rate borrowings and from 1.25% to 1.75% per annum with respect to LIBOR borrowings, in each case based upon the achievement of specified levels of the Fixed Charge Coverage Ratio (as defined in the Amended ABL Credit Agreement). The Amended ABL Credit Agreement also requires the Borrowers to pay a commitment fee for the unused portion of the revolving credit facility of 0.20% per annum. The average effective interest rate for borrowings under the Amended ABL Credit Agreement was 3.0% in each of the thirteen and twenty-six weeks ended August 1, 2020 and was 4.2% in each of the thirteen and twenty-six weeks ended August 3, 2019.

The Amended ABL Credit Agreement contains customary affirmative and negative covenants, including limitations, subject to customary exceptions, on the ability of the Company and its subsidiaries to (i) incur additional debt; (ii) create liens; (iii) make certain investments, acquisitions, loans and advances; (iv) sell assets; (v) pay dividends or make distributions or make other restricted payments; (vi) prepay other indebtedness; (vii) engage in mergers or consolidations; (viii) change the business conducted by the Company and its subsidiaries; (ix) engage in certain transactions with affiliates; (x) enter into agreements that restrict dividends from subsidiaries or the ability of subsidiaries to grant liens upon their assets; and (xi) amend certain charter documents and material agreements governing subordinated and junior indebtedness. The inclusion of a going concern qualification in the report of our independent registered public accountant on our audited financial statements for the fiscal year ended February 1, 2020, our non-payment of rent on our leased locations for the months of April, May, and June of fiscal year 2020, and our failure to timely deliver quarterly consolidated financial statements for the fiscal quarter ended May 2, 2020 resulted in a violation of certain covenants under our Amended ABL Credit Agreement. However, we were able to obtain a waiver of such violations from the lenders under such agreement. See the “Overview – Recent Developments” section above for additional information on the First JPM Letter Agreement and Second JPM Letter Agreement.

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

As of August 1, 2020, we had $3.0 million in borrowings outstanding under the Amended ABL Credit Agreement and had $1.0 million in combined borrowing base availability under the Amended ABL Credit Agreement and Term Loan Credit Agreement, subject to compliance with the covenants under the Amended ABL Credit Agreement, First JPM Letter Agreement, and Second JPM Letter Agreement, including that no loans will be made under the Amended ABL Credit Agreement unless the our aggregate amount of cash and cash equivalents is less than $3.0 million. See the “Overview – Recent Developments,” section above for additional information as our liquidity has been materially adversely impacted by the COVID-19 pandemic.

Term Loan Credit Agreement

On August 13, 2019, the Loan Parties, entered into the term loan credit agreement (“Term Loan Credit Agreement”) with Tiger Finance, LLC, as administrative agent and the lenders party thereto. The Term Loan Credit Agreement provides for an aggregate term loan of $10.0 million and matures on August 13, 2022. On May 1, 2020, we entered into the First Tiger Letter Agreement. See the “Overview – Recent Developments” section above for additional information as our liquidity has been materially adversely impacted by the COVID-19 pandemic.

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

Borrowings under the Term Loan Credit Agreement bear interest at a rate equal to LIBOR for the interest period relevant to the Term Loan, subject to a 0.00% floor, plus 8.00%, provided that the interest rate on the Term Loan will not be less than 10.00%. The Term Loan Credit Agreement also requires the Borrowers to pay an annual agency fee of $50,000. For each of the thirteen and twenty-six weeks ended August 1, 2020, the average effective interest rate for borrowings under the Term Loan was 10.0%.

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

On May 1, 2020, we entered into the First Tiger Letter Agreement and on June 25, 2020, we entered into the Second Tiger Letter Agreement. See the “Overview – Recent Developments” above for additional information.

As of August 1, 2020, we had $10.0 million of outstanding borrowings under the Term Loan Credit Agreement and had a combined borrowing base availability of $1.0 million under the Term Loan Credit Agreement and Amended ABL Credit Agreement, subject to compliance with the covenants under the Term Loan Agreement, Amended ABL Credit Agreement, First Tiger Letter Agreement, First JPM Letter Agreement, Second Tiger Letter Agreement, and Second JPM Letter Agreement, including that no loans will be made under the Amended ABL Credit Agreement unless the our aggregate amount of cash and cash equivalents is less than $3.0 million.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of August 1, 2020.

There were no changes in our internal control over financial reporting during the quarter ended August 1, 2020 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings involving us, please refer to Note 11 to our unaudited consolidated financial statements included in Part I of this Report, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Except as provided below, there have been no material changes to our risk factors as previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 and filed with the SEC on May 1, 2020 and in Item 1A in Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2020 and filed with the SEC on July 28, 2020.

Our business is subject to risks arising from the COVID-19 pandemic.

The outbreak of the COVID-19 pandemic has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that we or our employees, vendors, suppliers and other partners may be prevented from conducting normal business activities at full capacity for an indefinite period of time, including due to the spread of disease among our employees, vendors, suppliers and other partners, or due to shutdowns that may be or have been requested or mandated by governmental authorities. While it is not possible at this time to predict with certainty the impact that the COVID-19 pandemic will have on our business, the continued spread of COVID-19 and the measures taken by the U.S. government and the government of the countries in which we operate and in which our vendors and suppliers operate has and / or may continue to result in, among other things, the closure of all of our boutiques as we experienced from March 25, 2020 to April 30, 2020, reduced operating hours when we began reopening our boutiques in locations where local shutdown orders have been lifted, reduced operating capacity at our ecommerce website and distribution facility, reduced customer visits on our ecommerce website, temporary furloughs of substantially all corporate and boutique employees (for the duration of boutique closures at their location and subject to reduced staffing for a phase-in period upon reopening), temporary base salary reductions for our senior leadership team, temporary suspension of payment of all accounts payable other than those necessary to support our ecommerce business, a shortage of boutique employees who are willing to operate our boutiques when they reopen, a delay in the shipment of merchandise to our boutiques or a shortage of merchandise in our boutiques, the bankruptcy or insolvency of our landlords or vendors, and a decrease in consumer willingness to visit malls and shopping centers and consumer discretionary spending generally. If individuals decide to continue to stay at home and away from malls and other shopping locations as our boutiques reopen, including due to continued and prolonged periods of government mandated remote work or sheltering in place or due to resurgences of COVID-19, it would further adversely affect traffic in our boutiques and, therefore, our operating results and financial condition will or may be adversely impacted. In addition, if individuals are concerned with the economic impact of the COVID-19 pandemic, they may decrease their discretionary spending on our products, which would adversely affect our operating results and financial condition. The COVID-19 pandemic and mitigation measures are currently having and may continue to have an adverse impact on global economic conditions, which has had and may continue to have an adverse effect on our business and financial condition, including on our ability to obtain financing on terms acceptable to us, if at all. The extent to which the COVID-19 pandemic continues to impact our results will depend on future developments that are highly uncertain and cannot be predicted at this time, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

In addition, in connection with the COVID-19 pandemic, many federal, state and local governmental authorities or individual landlords have granted, or may potentially grant, rent relief or other relief or enact amnesty programs applicable to the leases for our boutiques, corporate headquarters and distribution facility. As a result of such relief, we stopped lease payments on all of our boutiques, corporate headquarters and distribution facility for the months of April, May, and June of fiscal year 2020 and, as of August 1, 2020, we substantially completed negotiations with our landlords to secure rent abatements and / or deferrals for such months. The terms of rent abatements and / or deferrals vary by landlord; however, most rent deferrals are payable in equal monthly installments over a twelve month period beginning on January 1, 2021. We resumed full lease payments for the month of July of fiscal year 2020, and we payed approximately 50% and 40% of our total lease obligations for the months of August and September of fiscal year 2020, respectively. We currently expect to make partial lease payments for substantially all of our boutique locations for the remainder of the fiscal year, subject to negotiations with landlords and cash flows. We are currently in negotiations with our landlords to secure additional lease abatements and / or deferrals for our partial lease payments for August and September of fiscal year 2020 and will continue to engage in such negotiations for any partial lease payments made for the remainder of the fiscal year.

Even if we are successful in obtaining further rent relief from our landlords, we have significant obligations to begin repaying deferred rent over the twelve months beginning on January 1, 2021. As of August 1, 2020, we have approximately $14.6 million in deferred rent obligations and related deferred real estate taxes and insurance that we are obligated to repay for deferred lease payments on all of our boutiques, corporate headquarters and distribution facility for the months of April, May, and June of fiscal year 2020, and these obligations will increase if we obtain further rent relief from our landlords. Additionally, as of August 1, 2020, we had $1.0 million of combined borrowing base availability under the Amended ABL Credit Agreement and the Term Loan Credit Agreement, subject to compliance with the covenants under the ABL Credit Agreement and First JPM Letter Agreement, including that no loans will be made under the ABL Credit Agreement unless our aggregate amount of cash and cash equivalents is less than $3.0 million. As a result, we currently expect to rely primarily on our cash on hand and operating income to make timely repayments of deferred rent.

There can be no assurance that we will be successful in obtaining all or any of the additional rent relief we are seeking, or may seek in the future, from our landlords. If we fail to obtain such lease abatements and / or deferrals, or fail to generate sufficient operating income to repay any outstanding or deferred lease payments within the timelines prescribed by applicable governmental authorities or agreed to by our landlords, such landlords could allege that we are in default under the applicable leases and attempt to terminate such leases and accelerate our future rents due thereunder. Further, any dispute under these leases may result in litigation with the applicable landlord, and any such dispute could be costly and would have an uncertain outcome. Additionally, if we are unable to, or elect not to, pay future rent at our leased locations, it could result in a violation of certain covenants under our Amended ABL Credit Agreement and Term Loan Agreement. If we are unable to regain compliance (or obtain waivers of compliance from our lenders) with the covenants under our Amended ABL Credit Agreement and Term Loan Credit Agreement, we may have events of default under such credit agreements, we may be unable to make future borrowings under such credit agreements and such lenders may accelerate payment of outstanding borrowings.

The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows will depend on our ability to have sufficient liquidity until such time as our boutiques can again generate revenue and profits capable of supporting our ongoing operations, all of which remain highly uncertain at this time.

ITEM 5. OTHER INFORMATION

On August 23, 2020, we entered into Amendment No. 1 to Employment Letter Agreement between Francesca’s Holdings Corporation and our Chief Executive Officer, Mr. Andrew Clarke (the “Amendment”). The Amendment amends the Company’s employment letter agreement with Mr. Clarke, dated as of February 10, 2020 (the “Employment Agreement”).

Pursuant to the Employment Agreement, among other things, Mr. Clarke was granted a cash incentive award on March 9, 2020, with a potential payout of up to $275,000 if our average market capitalization exceeds certain target levels specified in the Employment Agreement for any period of 30 consecutive trading days during the period between six months and 18 months after his start date (March 9, 2020) and subject to his continued employment through the achievement of the applicable target. The Amendment provides that the measurement period for this award will be extended from 18 months to 36 months after Mr. Clarke’s start date.

The foregoing summary is qualified in its entirety by the provisions of the Amendment, filed as Exhibit 10.3 to this report and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1.1	Amended and Restated Certificate of Incorporation of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.3 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-173581) filed by Francesca’s Holdings Corporation on July 14, 2011)

3.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Francesca’s Holdings Corporation (incorporated to Exhibit 3.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on July 1, 2019)

3.1.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Francesca’s Holdings Corporation (incorporated to Exhibit 3.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on August 2, 2019)

3.1.4	Certificate of Elimination of Series A Junior Participating Preferred Stock of Francesca’s Holdings Corporation (incorporated to Exhibit 3.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on August 3, 2020)

3.2	Amended and Restated Bylaws of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on September 20, 2016)

4.1	Rights Agreement, dated as of August 1, 2019, between Francesca’s Holdings Corporation and Computershare Trust Company, N.A., as Rights Agent, which includes the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Preferred Stock of Francesca’s Holdings Corporation as Exhibit C (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on August 2, 2019)

4.2	Amendment No. 1 to Rights Agreement, dated as of July 31, 2020, between Francesca’s Holdings Corporation and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on August 3, 2020)

4.3	Form of Right Certificate representing the right to purchase shares of Series A Junior Participating Preferred Stock of Francesca’s Holdings Corporation (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Francesca’s Holdings Corporation on August 2, 2019)

10.1	Waiver and Letter Agreement, dated as of June 25, 2020, by and among Francesca’s Services Corporation, Francesca’s Collections, Inc., the other loan parties party thereto and JPMorgan Chase Bank, N.A., in its capacity as lender (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed by Francesca’s Holdings Corporation on July 28, 2020)

10.2	Waiver and Letter Agreement, dated as of June 25, 2020, by and among Francesca’s Holdings Corporation, the other loan parties party thereto and Tiger Finance, LLC, in its capacity as lender (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed by Francesca’s Holdings Corporation on July 28, 2020)

10.3+	Amendment No. 1 to Employment Letter Agreement, dated as of August 23, 2020, by and among Francesca’s Holdings Corporation and Mr. Andrew Clarke, Chief Executive Officer (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of August 1, 2020, February 1, 2020 and August 3, 2019, (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Ended August 1, 2020 and August 3, 2019, (iii) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Thirteen Weeks Ended August 1, 2020 and August 3, 2019, (iv) Unaudited Consolidated Statements of Cash Flows for the Thirteen Weeks ended August 1, 2020 and August 3, 2019 and (v) the Notes to the Unaudited Consolidated Financial Statements (filed herewith).

+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Francesca’s Holdings Corporation
(Registrant)

Date: September 15, 2020	/s/ Cindy Thomassee
Cindy Thomassee
Chief Financial Officer (duly authorized officer and Principal Financial and Accounting Officer)

